Form 10-K
period 2021-12-31
CBL & ASSOCIATES PROPERTIES INC
filed 2022-03-31
CIK 910612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO _______________

COMMISSION FILE NO. 1-12494 (CBL & ASSOCIATES PROPERTIES, INC.)

CBL & ASSOCIATES PROPERTIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	62-1545718 (I.R.S. Employer Identification No.)

2030 Hamilton Place Blvd., Suite 500 Chattanooga, TN	37421
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:    423.855.0001

Securities registered pursuant to Section 12(b) of the Act:

CBL & Associates Properties, Inc.:

Securities registered under Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	CBL	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒	No ☐

The aggregate market value of the 176,452,736 shares of CBL & Associates Properties, Inc.'s common stock, $0.01 par value, held by non-affiliates of the registrant as of June 30, 2021 was $21,174,328, based on the closing price of $0.12 per share on the OTC Markets on June 30, 2021. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.)

As of March 25, 2022, 31,807,477 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of CBL & Associates Properties, Inc.’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference in Part III.

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

PART I

ITEM 1. BUSINESS

Unless stated otherwise or the context otherwise requires, references to the “Company,” “we,” “us” and “our” mean CBL & Associates Properties, Inc. and its subsidiaries.

Background

CBL & Associates Properties, Inc. (“CBL”) was organized on July 13, 1993, as a Delaware corporation, to acquire substantially all the real estate properties owned by CBL & Associates, Inc., which was formed by Charles B. Lebovitz in 1978, and by certain of its related parties. On November 3, 1993, CBL completed an initial public offering (the “IPO”). Simultaneously with the completion of the IPO, CBL & Associates, Inc., its shareholders and affiliates and certain senior officers of the Company (collectively, “CBL’s Predecessor”) transferred substantially all of their interests in its real estate properties to CBL & Associates Limited Partnership (the “Operating Partnership”) in exchange for common units of limited partner interest in the Operating Partnership. At December 31, 2021, CBL’s Predecessor no longer owned any limited partner interest and third parties owned a 0.1% limited partner interest in the Operating Partnership.

The interests in the Operating Partnership contain certain conversion rights that are more fully described in Note 11 to the consolidated financial statements. The terms “we,” “us” and “our” refer to the Company or the Company and the Operating Partnership collectively, as the context requires.

On January 22, 2022, following the extinguishment of all of its previously issued public debt in the Chapter 11 Cases (as defined below) and the termination of its prior SEC registration statements, the Operating Partnership filed a Form 15, which immediately suspended its reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Emergence from Bankruptcy

On August 18, 2020, the Company entered into a Restructuring Support Agreement, (the “Original RSA”) with certain beneficial owners and/or investment advisors or managers of discretionary funds, accounts or other entities for the holders of beneficial owners (the “Consenting Noteholders”) representing in excess of 62%, including joining noteholders pursuant to joinder agreements, of the aggregate principal amount of the $450.0 million of senior unsecured notes issued by the Operating Partnership in November 2013 that bear interest at 5.25% and mature on December 1, 2023 (the “2023 Notes”), the $300.0 million of senior unsecured notes issued by the Operating Partnership in October 2014 that bear interest at 4.60% and mature on October 15, 2024 (the “2024 Notes”) and the $625.0 million of senior unsecured notes issued by the Operating Partnership in December 2016 and September 2017 that bear interest at 5.95% and mature on December 15, 2026 (the “2026 Notes” and, collectively with the 2023 Notes and 2024 Notes, the "Notes").

Beginning on November 1, 2020, CBL and the Operating Partnership, together with certain of its direct and indirect subsidiaries (collectively, the “Debtors”), filed voluntary petitions (the “Chapter 11 Cases”) under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Bankruptcy Court authorized the Debtors to continue to operate their businesses and manage their properties as debtors-in-possession pursuant to the Bankruptcy Code. The Chapter 11 Cases are being jointly administered for procedural purposes only under the caption In re CBL & Associates Properties, Inc., et al., Case No. 20-35226.

In connection with the Chapter 11 Cases, on August 11, 2021, the Bankruptcy Court entered an order, Docket No.1397 (Confirmation Order), confirming the Debtors’ Third Amended Joint Chapter 11 Plan of CBL & Associates Properties, Inc. and its Affiliated Debtors (With Technical Modifications) (as modified at Docket No. 1521, the “Plan”).

On November 1, 2021 (the “Effective Date”), the conditions to effectiveness of the Plan were satisfied and the Debtors emerged from the Chapter 11 Cases. The Company filed a notice of the Effective Date of the Plan with the Bankruptcy Court on November 1, 2021. Following the Effective Date, certain of the Debtor’s Chapter 11 Cases remain open to administer claims pursuant to the Plan.

The filing of the Chapter 11 Cases constituted an event of default that resulted in certain monetary obligations becoming immediately due and payable with respect to the secured credit facility and the senior unsecured notes. The filing of the Chapter 11 Cases also constituted an event of default with respect to certain property-level debt of the Operating Partnership’s subsidiaries, which may have resulted in the automatic acceleration of certain monetary obligations or may give the applicable lender the right to accelerate such amounts. Due to the Chapter 11 Cases, however, the creditors’ ability to exercise remedies against the Debtors under their respective credit agreements and debt instruments was stayed as of the date of the Chapter 11 petition and continuing throughout the administration of the Chapter 11 Cases through the Effective Date.

On the Effective Date, in exchange for their approximately $1,375.0 million in principal amount of senior unsecured notes and $133.0 million in principal amount of the secured credit facility, Consenting Noteholders, other noteholders, and certain holders of unsecured claims against the Company received, in the aggregate, $95.0 million in cash, $455.0 million of new senior secured notes, $100.0 million of new exchangeable secured notes, based upon the election by certain Consenting Noteholders, and 89% in common equity of the newly reorganized company (subject to dilution, as set forth in the Plan). Certain Consenting Noteholders also provided $50.0 million of new money in exchange for additional new exchangeable secured notes. Pursuant to the Plan the remaining lenders of the senior secured credit facility, holding $983.7 million in principal amount, received $100.0 million in cash and a new $883.7 million secured term loan. Existing common shareholders received 5.5% of common equity in the newly reorganized company and preferred shareholders also received 5.5% of common equity in the newly reorganized company. On the Effective Date, the Company had an aggregate 20,000,000 shares of new common stock issued and outstanding (on a fully diluted basis after giving effect to any future election to exchange all new limited partnership interests for new common stock). In November 2021, we redeemed $60.0 million in principal amount of the new senior secured notes.

On the Effective Date, all prior equity interests of the Company issued and outstanding immediately prior to the Effective Date, including (1) the CBL’s common stock, par value $0.01 per share and the CBL’s preferred stock and related depositary shares and (2) the Operating Partnership’s limited partnership common interests and special common interests and the limited partnership preferred interests related to the CBL’s preferred stock, and any rights of any holder in respect thereof, were deemed cancelled, discharged and of no force or effect. On November 2, 2021, the newly issued common stock of the reorganized company commenced trading on the NYSE under the symbol CBL.

Prior to December 31, 2021, we announced that our wholly owned subsidiary, CBL & Associates Holdco II, LLC (“HoldCo II”), exercised its optional exchange right with respect to all of the $150.0 million aggregate principal amount of the exchangeable notes. The exchange date was January 28, 2022, and settlement occurred on February 1, 2022. Per the terms of the indenture governing the exchangeable notes, HoldCo II elected to settle the exchange in shares of common stock, par value $0.001, of the Company, plus cash in lieu of fractional shares. As a result, on February 1, 2022, we issued 10,982,795 shares of common stock to holders of the exchangeable notes in satisfaction of principal, accrued interest and the makewhole payment, and all the exchangeable notes were cancelled in accordance with the terms of the indenture.

Although the Company is no longer a debtor-in-possession, the Company was a debtor-in-possession through the ten months ended October 31, 2021. To facilitate our discussion in this report, we refer to the post-emergence reorganized company as the “Successor” and the pre-emergence company as the “Predecessor.” See Note 2 and Note 3 to our consolidated financial statements for more information.

Liquidity and Loan Defaults

As of December 31, 2021, we had $1.4 billion of property-level debt and related obligations, including consolidated debt and unconsolidated debt, maturing or callable within the next twelve months from the issuance of the financial statements. Subsequent to year-end and through the date of issuance of the financial statements, we obtained certain waivers and/or refinanced and extended the maturity dates for $0.2 billion of mortgage debt obligations.

Accordingly, we still had $1.2 billion of property-level debt and related obligations maturing or callable within the next twelve months from the issuance of the financial statements, including $642 million reported within mortgage debt payable and $537 million related to unconsolidated affiliates, a portion of which is guaranteed by us, as disclosed in Note 16 to the consolidated financial statements. The properties serving as collateral for this property-level debt and related obligations represent approximately 10-20% of our projected annual operating cash flows. We currently do not have sufficient liquidity to meet these obligations as they become due, which raises substantial doubt about our ability to continue as a going concern.

Management intends to refinance and/or extend the maturity dates for such mortgage notes payable. In such instances where a refinancing and/or extension of maturity dates is unsuccessful we will repay certain of the mortgage notes based on the availability of liquidity and convey certain properties to the lender to satisfy the related debt obligations. As a result, we have concluded that management’s plans are probable of being achieved to alleviate substantial doubt about our ability to continue as a going concern.

We have prepared our financial statements in conformity with accounting principles generally accepted in the United States of America applicable to a going concern. The financial statements do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should we be unable to continue as a going concern.

COVID-19

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2021 for information on certain recent developments of the Company, including the impact of the COVID-19 pandemic

The Company’s Business

We are a self-managed, self-administered, fully integrated REIT. We own, develop, acquire, lease, manage, and operate regional shopping malls, outlet centers, lifestyle centers, open-air centers and other properties. Our properties are located in 24 states, but are primarily in the southeastern and midwestern United States. We have elected to be taxed as a REIT for federal income tax purposes.

We conduct substantially all our business through the Operating Partnership, which is a variable interest entity ("VIE"). We are the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. CBL Holdings I, Inc. is the sole general partner of the Operating Partnership. At December 31, 2021, CBL Holdings I, Inc. owned a 1.0% general partner interest and CBL Holdings II, Inc. owned an 98.9% limited partner interest in the Operating Partnership, for a combined interest held by us of 99.9%.

See Note 1 to the consolidated financial statements for information on our Properties as of December 31, 2021. The Malls (“Malls, Lifestyle Centers and Outlet Centers”) and All Other Properties ("Open-Air Centers and Other") are collectively referred to as the “Properties” and individually as a “Property.”

We conduct our property management and development activities through CBL & Associates Management, Inc. (the “Management Company”) to comply with certain requirements of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). The Operating Partnership owns 100% of the Management Company’s outstanding stock.

The Management Company manages all but 11 of the Properties. Governor’s Square and Governor’s Square Plaza in Clarksville, TN, Hamilton Place Aloft Hotel, in Chattanooga, TN, Kentucky Oaks Mall in Paducah, KY, Fremaux Town Center in Slidell, LA, Ambassador Town Center in Lafayette, LA, The Outlet Shoppes at El Paso in El Paso, TX, The Outlet Shoppes at Atlanta in Woodstock, GA and The Outlet Shoppes of the Bluegrass in Simpsonville, KY are all owned by unconsolidated joint ventures. The Outlet Shoppes at Gettysburg in Gettysburg, PA and The Outlet Shoppes at Laredo in Laredo, TX are owned by consolidated joint ventures. All of these Properties are managed by a property manager that is affiliated with the third-party partner, which receives a fee for its services. The third-party partner of each of these Properties controls the cash flow distributions, although our approval is required for certain major decisions.

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

The following terms used in this Annual Report on Form 10-K will have the meanings described below:

▪	GLA – refers to gross leasable area of space in square feet, including Anchors and Mall tenants.
▪	Anchor – refers to a department store, other large retail store, non-retail space or theater greater than or equal to 50,000 square feet.
▪	Junior Anchor - retail store, non-retail space or theater comprising more than 20,000 square feet and less than 50,000 square feet.
▪	Inline – retail store or non-retail space comprising less than 20,000 square feet.
▪	Freestanding – Property locations that are not attached to the primary complex of buildings that comprise the mall shopping center.
▪	Outparcel – land used for freestanding developments, such as retail stores, banks and restaurants, which are generally on the periphery of the Properties.

Significant Markets and Tenants

Top Five Markets

Our top five markets, based on percentage of total revenues, were as follows for the year ended December 31, 2021:

Market	Percentage of Total Revenues
St. Louis, MO	7.2%
Chattanooga, TN	6.0%
Lexington, KY	4.5%
Laredo, TX	4.0%
Fayetteville, NC	3.4%

Top 25 Tenants

Our top 25 tenants based on percentage of total revenues were as follows for the year ended December 31, 2021:

	Tenant	Number of Stores	Square Feet	Percentage of Total Revenues (1)
1	Signet Jewelers Ltd. (2)	125	179,103	3.27%
2	Victoria's Secret & Co. (3)	52	421,133	3.16%
3	Foot Locker, Inc.	91	431,749	3.14%
4	American Eagle Outfitters, Inc.	64	387,722	2.57%
5	Dick's Sporting Goods, Inc. (4)	25	1,463,010	2.26%
6	Bath & Body Works, Inc. (3)	60	243,046	2.17%
7	Genesco Inc. (5)	85	166,644	1.73%
8	Finish Line, Inc.	37	193,763	1.53%
9	Luxottica Group S.P.A. (6)	89	201,724	1.42%
10	H & M Hennes & Mauritz AB	40	846,954	1.34%
11	The Buckle, Inc.	39	201,249	1.29%
12	The Gap, Inc.	48	563,595	1.25%
13	Cinemark Holdings, Inc.	9	467,190	1.20%
14	Shoe Show, Inc.	32	418,172	1.11%
15	Express Fashions	31	254,120	1.10%
16	Barnes & Noble, Inc.	16	485,305	0.92%
17	Hot Topic, Inc.	94	221,164	0.91%
18	Abercrombie & Fitch, Co.	29	199,879	0.90%
19	Claire's Stores, Inc.	73	91,363	0.90%
20	Spencer Spirit Holdings, Inc.	47	106,363	0.75%
21	The TJX Companies, Inc. (7)	18	520,475	0.74%
22	Ulta Beauty, Inc.	23	237,961	0.72%
23	Chick-fil-A, Inc.	31	53,552	0.70%
24	Regal Entertainment Group	8	394,133	0.69%
25	Focus Brands LLC (8)	66	46,723	0.69%
		1,232	8,796,092	36.46%
(1)

Includes the Successor Company’s and Predecessor Company’s proportionate share of total revenues from consolidated and unconsolidated affiliates based on the ownership percentage in the respective joint venture and any other applicable terms.

(2)

Signet Jewelers Ltd. operates Kay Jewelers, Marks & Morgan, JB Robinson, Shaw’s Jewelers, Osterman’s Jewelers, LeRoy’s Jewelers, Jared Jewelers, Belden Jewelers, Ultra Diamonds, Rogers Jewelers, Zales, Peoples and Piercing Pagoda.

(3)	Formerly part of L Brands, LLC. Separated into individual legal entities effective August 2021.
(4)	Dick’s Sporting Goods, Inc. operates Dick’s Sporting Goods, Golf Galaxy and Field & Stream.
(5)	Genesco Inc. operates Journey’s, Underground by Journey’s, Shi by Journey’s, Johnston & Murphy, Hat Shack, Lids, Hat Zone and Clubhouse.
(6)	Luxottica Group S.P.A. operates Lenscrafters, Pearle Vision and Sunglass Hut.
(7)	The TJX Companies, Inc. operates T.J. Maxx, Marshalls, HomeGoods and Sierra Trading Post. In Europe, they operate T.K. Maxx and HomeSense. In Canada, they operate Winners, HomeSense and Marshalls.
(8)	Focus Brands operates certain Auntie Anne’s, Cinnabon, Moe’s Southwest Grill and Planet Smoothie locations.

Operating Strategy

Our primary objective is to maximize the long-term value of our company for all our stakeholders by reducing debt, lowering our cost of capital and stabilizing and growing net operating income (“NOI”), total earnings before income taxes, depreciation and amortization for real estate (“EBITDAre”) and cash flows through a variety of methods as further discussed below.

NOI and EBITDAre are non-GAAP measures. For a description of NOI, a reconciliation from net income (loss) to NOI, and an explanation of why we believe this is a useful performance measure, see Non-GAAP Measure – Same-center Net Operating Income in “Results of Operations.”

Property Transformation Strategy

Since the formation of the CBL’s Predecessor in 1978, we have built our portfolio with a strategy of owning dominant properties in dynamic and growing markets. Our Properties play a vital role in the communities in which they are located. They serve as a center of commerce and large employment base. We are a valuable community member, partnering with local and regional organizations in civic engagements. Our Properties also generate significant property and sales taxes that support programs in our communities. While the shifts in retail and, more recently, the impact of COVID-19, have had an effect on our business, we believe that our strong locations and continued implementation of our redevelopment and portfolio transformation strategy, as outlined below, will allow CBL to create stability and future growth.

Our strategy of owning dominant properties in thriving markets has served the company well as CBL’s dominant locations generate significant demand from retail and non-retail users alike. This broad demand allows CBL to shift and evolve our portfolio as consumer preferences change. More recently, the rise of e-commerce and other changes have resulted in major shifts in the retail industry. Retailers, including many traditional department stores, have culled their store base either proactively or through bankruptcy, closing brick-and-mortar retail stores. Several large anchor retailers, such as Sears and Bon-Ton, have liquidated the majority or all of their stores. While there is near term income loss and vacancy that results from the closures, we also utilize the closures as an opportunity to transform our traditional enclosed malls into a portfolio of dominant centers that offer a diversity of tenants and uses to enhance the experience and shopping conveniences for visitors. We began this strategy with our first major anchor redevelopment in 2013 and have grown the program in more recent years. While this strategy will take time to effect, we have already been successful in delivering an increasing number of non-retail uses to our Properties such as hotels, residential facilities, medical facilities, offices and casinos. We remain prudent with capital allocation, utilizing several strategies such as land sales, ground leases, and joint ventures to mitigate the capital requirement while, at the same time, allowing us to effect transformational redevelopments.

In order to support the transformation and future growth of our assets, our leasing and redevelopment efforts are focused on matching the targeted tenancy to the unique demands and demographics of the local market. We aggressively lease our Properties in order to maximize cash flows, improve occupancy and facilitate an optimal merchandising mix that attracts today’s consumer, all with the end goal of enhancing the value of our assets. As leases mature, we seek to renew leases at higher gross rents as compared to the previous lease where possible. For underperforming tenants, rather than allow the lease to terminate, we may elect to renew leases at the same or lower gross rents generally for a shorter lease term of three years or less to limit downtime and revenue loss. This strategy allows us to maintain occupancy and revenue while providing our leasing team the time to identify a potential replacement. Additionally, this strategy provides the tenant with the opportunity to improve operations and sales, and eventually renew at a higher gross rent at the end of their lease term. Our new leasing efforts are focused on a broadening array of non-retail as well as successful retail uses including local, regional and national tenants. We have extensive existing relationships and continually canvas our markets as well as online sources for potential new relationships.

Redevelopments represent situations where we capitalize on opportunities to increase the productivity of previously occupied space through aesthetic upgrades, re-tenanting and/or changing the use of the space. We may use all or only a portion of the prior-tenant square footage. Many times, redevelopments result from acquiring or regaining possession of Anchor space (such as former Sears and Bon-Ton stores) and re-leasing to a single user, subdividing it into multiple spaces or razing the building for new development. We also evaluate unused parking fields for non-retail densification projects, which may provide us with the opportunity to capitalize on the embedded equity value of our land. When evaluating a redevelopment project, we review the stand-alone cost and returns, terminal value, co-tenancy, as well as the impact that the project and new tenant(s) is expected to have on the rest of the property including the aesthetic impact and improvements to traffic and sales.

See Liquidity and Capital Resources section for information on the projects completed during 2021 and under construction at December 31, 2021.

Local Leasing and Advertising

We pursue opportunities to generate ancillary revenues and activate our Properties when space is available for shorter terms through temporary leases and license agreements, as well as advertising including sponsorships and promotional activities. These programs allow us to maximize revenues in our centers during downtime between permanent leases, as well as monetize other aspects of the property.

Management and Operations

We actively manage our Properties including a focus on controlling operating costs while maintaining a high-quality customer experience. Where possible, we utilize national or regional contracts with vendors and service providers to generate cost and service efficiencies.

Active Portfolio Management and Asset Recycling

We actively manage our asset base with the goal of enhancing the overall quality and value of our portfolio. We regularly review our portfolio to identify assets that no longer fit our strategy or where we believe it appropriate to redeploy resources into higher growth or higher return on investment opportunities. We also selectively acquire Properties we believe will provide resilient cash flows or that can appreciate in value by increasing NOI through our redevelopment, leasing and management expertise.

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

Environmental, Social and Governance (ESG)/Green Building Practices

In 2021, CBL’s ESG Team was created to formalize our commitment to pursuing socially conscious operations.  The core ESG Team is a dedicated task force that focuses on ESG factors including Sustainability, Social Governance and Corporate Governance as well as reporting to CBL’s Board, and publicly on our website and in public filings.  The members that make up this committee represent the various departments within CBL, such as Management, Investor Relations, People & Culture, Public Relations and Operations Services. While the formation of the CBL ESG Team solidified CBL’s commitment, CBL has a long history of progressing ESG initiatives. In 2021, these included adopting an enterprise-level ESG policy, incorporating green leasing language in our new and renewal leasing, incorporating ESG goals into executive compensation, enhancing public ESG reporting and amending our Nominating/Corporate Governance Committee charter to include ESG oversight.

We are committed to reducing waste through the use of environmentally friendly materials, domestic products, and the implementation of green building practices in our new development projects, redevelopments and renovations. We have completed more than 62 energy efficiency projects across our portfolio that have resulted in more than 40.9 million kWh saved. We have active cardboard or plastic recycling programs at 39 centers across our portfolio and have building management systems at nearly every property. These programs are ongoing as we strive to find ways to enhance our commitment to being environmentally conscious.

In 2021, we launched CBL Community, a team-member-led committee dedicated to enhancing inclusion, equity, diversity and belonging throughout our organization, our Properties, and our communities. We also partnered with professional services firm, Hinton & Company, on our diversity, equity, inclusion and belonging (“DEIB”) initiatives. To date, our partnership with Hinton & Company has involved one-on-one interviews, focus groups and a company-wide inclusion survey. Hinton & Company is working with CBL Community and our executive team to develop and help implement a DEIB strategy and roadmap.

More information on our sustainability, DEIB, social responsibility and community involvement initiatives is available on dedicated web pages at cblproperties.com/about. The information on our web site is not, and should not be considered, a part of this Form 10-K.

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

Equity

Common Stock

Our authorized common stock consists of 200,000,000 shares at $0.001 par value per share. We had 20,774,716 shares of common stock issued and outstanding as of December 31, 2021. As noted above, all equity interests of the Company issued and outstanding immediately prior to the Effective Date were deemed cancelled, discharged and of no force or effect.

Preferred Stock

Our authorized preferred stock consists of 15,000,000 shares at $0.001 par value per share. No shares of preferred stock were issued and outstanding as of December 31, 2021.

Financial Information about Segments

See Note 13 to the consolidated financial statements for information about our reportable segments.

Human Capital

We believe our employees are critical to the success of our Company. We are committed to providing a work environment that attracts, develops, and retains high-performing team members and to promoting a culture that allows each team member to feel respected, included and empowered.

To further these goals, in 2021 we introduced CBL Community as the next step in both employee engagement and to further our DEIB commitments. This employee-facilitated group is focused on internal and external endeavors that underscore the importance and focus we place on people: the driving force behind CBL is the team. An important measure of success is the result of partnerships we create with others. As part of the Company’s array of employee-facilitated groups, CBL Community is pursuing internal and external endeavors to improve organizational impacts on diversity, equity, inclusion, and belonging through education, engagement initiatives, and the creation of opportunities and partnerships with underrepresented groups. To support our efforts, we engaged Hinton & Company to serve as our chief inclusion partner. As part of the organizational assessment, an inaugural inclusion survey netting an 85% response rate generated positive reflections on the organization and identified opportunities for improvement, which will be incorporated into an overall strategic roadmap for 2022 and beyond.

CBL has long maintained additional employee-led programs including CBL Cares, which partners with and supports local charitable organizations that contribute to the growth and development of the communities we serve, CBL FIT, which provides advocacy of wellness for the whole person at work and CBL Social, which provides engagement opportunities and interconnectivity through team-based events. In 2021, despite ongoing challenges to in-person volunteer opportunities, our team members volunteered 840 hours with non-profit organizations through our CBL Cares volunteer program. Through volunteer hours, corporate donations and CBL Cares funds, we provided more than $85,000 in financial support to organizations across our portfolio that work to meet the diverse needs of our communities. Lastly, through our annual United Way workplace campaign, our team contributed more than $108,000 to United Way and achieved 90% participation in our United Way campaign by our corporate office team.

As part of the company’s 2021 strategic initiative work sessions, we invited employees to actively engage in the evolution of the company’s culture. As a result, our quick wins included cultivating and formally endorsing workplace flexibility and identifying continuing learning and development interests, including a goal of improving internal recognition.

To attract, retain and develop our high-performing team members, we offer comprehensive employment benefits as well as training and educational programs. The company introduced additional progressive health insurance options for employees and their dependents in 2021, to further enable consumer-driven healthcare and improved well-being. CBL continued to provide our team with learning and development opportunities including the CBL U conference, leadership programs, and other ad hoc training programs on a variety of topics including career development and skills training; health, well-being, and safety; DEIB; cybersecurity; and more. In 2022, we are expanding these training efforts to include increasingly comprehensive training in diversity, equity, and inclusion as well as on-demand content including health and wellness. CBL will continue to mandate annual cyber-security training for all full-time employees. Additionally, we plan to roll-out new technology and tools for self-guided learning. As part of the benefits program, employees may further their formal education by way of a tuition reimbursement program.

CBL does not have any employees other than its statutory officers. Our Management Company had 400 full-time and 60 part-time employees as of December 31, 2021. Demographically, CBL employees at that point in time were 13% racially diverse and 64% female. We are proud that 4% of our workforce served in the military. Generationally, the population is represented across the Gen X (36%), Gen Y (35%), and Baby Boomer (26%) array with an emerging Gen Z (3%) and a contribution by Traditionalists (<1%). In 2021, an externally conducted compensation analysis reflected a statistically insignificant pay gap of 2.77% based on gender and 0.00% based on race. Despite the challenges the year brought, voluntary turnover remained statistically stable at 12% with nearly 20% of those who left doing so to retire, including two who had been with CBL since inception. While we support freedom of association, we enjoy direct relationships as none of our employees are represented by a union.

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

ITEM 1A. RISK FACTORS

Set forth below are certain factors that may adversely affect our business, financial condition, results of operations and cash flows. Any one or more of the following factors may cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. See “Cautionary Statement Regarding Forward-Looking Statements” contained herein on page 1. In addition, these risks could be heightened as a result of the evolving impact of, and governmental responses to, the COVID-19 pandemic.

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

Risks Related to Our Emergence from Bankruptcy

•	We recently emerged from bankruptcy, which may adversely affect our business.
•

Upon emergence from bankruptcy, the composition of our board of directors changed significantly. Additionally, our historical financial information may not be indicative of our future financial performance.

•	Transfers or issuances of equity may impair our ability to utilize the existing tax basis in our assets, our federal income tax net operating loss carryforwards and other tax attributes.
•	We have determined that there are conditions that raise substantial doubt about our ability to continue as a going concern.

Risks Related to Real Estate Investments and Our Business

•

The evolving effects of the COVID-19 pandemic, and governmental responses thereto, have, and could continue to, materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance, as could any future outbreak of another highly infectious or contagious disease.

•

Real property investments are subject to various risks, many of which are beyond our control, which could cause declines in the revenues and/or underlying value of one or more of our Properties. These include, among others:

➣

Adverse changes to national, regional and local economic conditions, including increased volatility in the capital and credit markets, as well as changes in consumer confidence and consumer spending patterns.

➣	Possible inability to lease space in our Properties on favorable terms, or at all.
➣	Potential loss of one or more significant tenants, due to bankruptcies or consolidations in the retail industry.
➣	Local real estate market conditions, and the illiquidity of real estate investments.
➣	Adverse changes that cause us not to proceed with certain developments, redevelopments or expansions.
➣	Increased operating costs, such as repairs and maintenance, real property taxes, utility rates and insurance.
➣	Adverse changes in governmental regulations and related costs, including potential significant costs related to compliance with environmental laws.
➣	Competition from other retail facilities, and from alternatives to traditional retail such as online shopping.
•	Certain of our Properties are subject to ownership interests held by third parties, whose interests may conflict with ours.
•	Bankruptcy of joint venture partners could impose delays and costs on us with respect to jointly owned retail Properties.
•

We identified a material weakness in internal control over financial reporting, which we may not remediate on a timely basis, and we may identify additional material weaknesses, which may result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations.

•	Possible terrorist activity or other acts of violence could adversely affect our financial condition and results of operations.
•	Social unrest and acts of vandalism or violence could adversely affect our business operations.
•

Increased expenses, decreased occupancy rates, tenants converting to gross leases and requesting deferrals and rent abatements may not allow us to recover the majority of our CAM, real estate taxes and other operating expenses.

•	Our Properties may be subject to impairment charges which could adversely affect our financial results.
•

While cybersecurity attacks, to date, have not materially impacted our financial results, future cyber-attacks, cyber intrusions or other disruptions of our information technology networks could disrupt our operations, compromise confidential information and adversely impact our financial condition.

•	Pending litigation could distract our officers from attending to the Company’s business and could have a material adverse effect on our business, financial condition and results of operation.
•	Inflation may adversely affect our financial condition and results of operations.
•	Uninsured losses could adversely affect us, and in the future our insurance may not cover acts of terrorism.
•	We face possible risks associated with climate change.

Risks Related to Debt and Financial Markets

•	A deterioration of the capital and credit markets could adversely affect our ability to access funds and the capital needed to refinance debt or obtain new debt.
•	Our indebtedness is substantial and could impair our ability to obtain additional financing.
•

Rising interest rates could both increase our borrowing costs, thereby adversely affecting our cash flows and the amounts available for distributions to our stockholders, and decrease our stock price, if investors seek higher yields through other investments.

•	We may be adversely affected by the discontinuation of LIBOR.
•	The agreements governing our debt contain various covenants that impose restrictions on us that may affect our ability to operate our business.
•	Federal and state statutes allow courts, under specific circumstances, to void guarantees and require holders of indebtedness and lenders to return payments received from guarantors.

Risks Related to Dividends and Our Stock

•	We cannot assure you of our ability to pay dividends or distributions in the future or the amount of any dividends or distributions.
•	We currently are not eligible to register the offer and sale of securities on SEC Form S-3.
•	Our ability to pay dividends on our common stock depends on the distributions we receive from our Operating Partnership, through which we conduct substantially all our business.

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
•

Transfers of our capital stock to any person in excess of the ownership limits necessary to maintain our status as a REIT would be deemed void ab initio, and those shares would automatically be transferred to the Company as trustee of a charitable trust.

•	We must satisfy minimum distribution requirements to maintain our status as a REIT, which may limit the amount of cash available for use in growing our business.

Risks Related to Our Organizational Structure

•

The ownership limit described above, as well as certain provisions in our Second Amended and Restated Certificate of Incorporation (our “Certificate of Incorporation”) and our Fourth Amended and Restated Bylaws (our “Bylaws”), may hinder any attempt to acquire us.

•	Our Certificate of Incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities identified by our non‐employee directors and their affiliates.
•	Certain ownership interests held by members of our senior management may tend to create conflicts of interest between such individuals and the interests of the Company and our Operating Partnership.

RISKS RELATED TO OUR EMERGENCE FROM BANKRUPTCY

We recently emerged from bankruptcy, which may adversely affect our business.

It is possible that our having filed for bankruptcy and our recent emergence from bankruptcy may adversely affect our business and relationships with tenants, suppliers, service providers, employees and other third parties. Due to uncertainties, many risks exist, including the risk that key suppliers or other third parties may terminate their relationships with us or require additional financial assurances or enhanced performance from us. Our ability to renew existing leases and compete for new tenants also may be adversely affected and our ability to attract, motivate and/or retain key employees may be adversely affected. The occurrence of one or more of these events could have a material and adverse effect on our operations, financial condition and reputation. We cannot provide assurance that having been subject to bankruptcy protection will not adversely affect our operations in the future.

Our historical financial information may not be indicative of our future financial performance.

Our capital structure was significantly altered by the Plan. Under fresh-start reporting rules, our assets and liabilities were adjusted to fair values and our accumulated deficit was restated to zero. Accordingly, under fresh-start reporting rules, our financial condition and results of operations following our emergence from chapter 11 will not be comparable to the financial condition and results of operations reflected in our historical financial statements.

Upon our emergence from bankruptcy, the composition of our board of directors changed significantly.

Pursuant to the Plan, the composition of our board of directors changed significantly. The board of directors now consists of the following eight members: Stephen D. Lebovitz, Charles B. Lebovitz, Marjorie L. Bowen, David J. Contis, David M. Fields, Robert G. Gifford, Jonathan M. Heller and Kaj Vazales. Jonathan Heller, Charles B. Lebovitz and Stephen D. Lebovitz are the only directors that served on the board of directors prior to emergence. As a result, our future strategy and plans may differ materially from those of the past.

Transfers of our equity, or issuances of equity, may impair our ability to utilize the existing tax basis in our assets, our federal income tax net operating loss carryforwards and other tax attributes during the current year and in future years.

Under certain provisions of the Internal Revenue Code (the “Code”), and similar state provisions, a corporation is generally permitted to offset net taxable income in a given year with net operating losses carried forward from prior years, and its existing adjusted tax basis in its assets may be used to offset future gains or to generate annual cost recovery deductions.

In order to qualify for taxation as a REIT, we must meet various requirements including a requirement to distribute 90% of our taxable income; and, to avoid paying corporate income tax, we must distribute 100% of our taxable income. Our ability to utilize future tax deductions, net operating loss carryforwards and other tax attributes to offset future taxable income is subject to certain requirements and restrictions. We experienced an “ownership change,” as defined in section 382 of the Internal Revenue Code, in connection with our emergence from the Chapter 11 Cases, that may substantially limit our ability to use future tax deductions, net operating loss carryforwards and other tax attributes to offset future taxable income, which could have a negative impact on our financial position and results of operations. Generally, there is an “ownership change” under section 382 of the Code if one or more stockholders owning 5% or more of a corporation’s common stock have aggregate increases in their ownership of such stock of more than 50 percentage points over a prescribed testing period. Under section 382 and section 383 of the Code, absent an applicable exception, if a corporation undergoes an “ownership change”, certain future tax deductions (through “recognized built-in losses” arising when a company has a “net unrealized built-in loss” (NUBIL) if they are recognized within five years of the “ownership change”), net operating loss carryforwards and other tax attributes that may be utilized to offset future taxable income generally are subject to an annual limitation.

We have a significant NUBIL in our assets, as well as net operating loss carryforwards and other tax attributes at the date of emergence from the Chapter 11 Cases that would be subject to limitation under section 382.

Whether or not future tax deductions, net operating loss carryforwards and other tax attributes are subject to limitation under section 382, net operating loss carryforwards and other tax attributes are expected to be further reduced by the amount of discharge of indebtedness arising in our Chapter 11 Cases under section 108 of the Internal Revenue Code.

We have determined that there are conditions that raise substantial doubt about our ability to continue as a going concern.

In accordance with the accounting guidance related to the presentation of financial statements, when preparing financial statements for each annual and interim reporting period, management evaluates whether there are conditions or events that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In making its assessment, management considered the Company’s current financial condition and liquidity sources.

As of December 31, 2021, we had $1.4 billion of property-level debt and related obligations, including consolidated debt and unconsolidated debt, maturing or callable within the next twelve months from the issuance of the financial statements. Subsequent to year-end and through the date of issuance of the financial statements, we obtained certain waivers and/or refinanced and extended the maturity dates for $0.2 billion of mortgage debt obligations.

Accordingly, we still had $1.2 billion of property-level debt and related obligations maturing or callable within the next twelve months from the issuance of the financial statements, including $642 million reported within mortgage debt payable and $537 million related to unconsolidated affiliates, a portion of which is guaranteed by us, as disclosed in Note 16 to the consolidated financial statements. The properties serving as collateral for this property-level debt and related obligations represent approximately 10-20% of our projected annual operating cash flows. We currently do not have sufficient liquidity to meet these obligations as they become due, which raises substantial doubt about our ability to continue as a going concern.

Management intends to refinance and/or extend the maturity dates for such mortgage notes payable. In such instances where a refinancing and/or extension of maturity dates is unsuccessful we will repay certain of the mortgage notes based on the availability of liquidity and convey certain properties to the lender to satisfy the related debt obligations. As a result, we have concluded that management’s plans are probable of being achieved to alleviate substantial doubt about our ability to continue as a going concern.

RISKS RELATED TO REAL ESTATE INVESTMENTS AND OUR BUSINESS

The evolving effects of the COVID-19 pandemic, and governmental responses thereto, have, and could continue to, materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance, as could any future outbreak of another highly infectious or contagious disease.

The COVID-19 pandemic has had a material negative impact on economic and market conditions around the world, and, notwithstanding the fact that vaccines are being administered in the United States and elsewhere, the pandemic continues to adversely impact economic activity in retail real estate. The impact of the COVID-19 pandemic continues to evolve and governments and other authorities have imposed measures intended to control its spread, including restrictions on freedom of movement, group gatherings and business operations such as travel bans, border closings, business closures, quarantines, stay-at-home, shelter-in-place orders, density limitations and social distancing measures. Governments and other authorities are in varying stages of lifting or modifying some of these measures. However, governments and other authorities have already been forced to, and others may in the future, reinstitute these measures or impose new, more restrictive measures, if the risks, or the tenants’ and consumers’ perception of the risks, related to the COVID-19 pandemic worsen at any time. Although tenants and consumers have been adapting to the COVID-19 pandemic, with tenants adding services like curbside pickup, and while consumer risk-tolerance is evolving, such adaptations and evolution may take time, and there is no guarantee that retail will return to pre-pandemic levels even once the pandemic subsides.

Demand for retail space and the profitability of our Properties depends, in part, on the ability and willingness of tenants to enter into and perform obligations under leases. Although the harshest restrictions to prevent the spread of COVID-19 have generally been lifted or reduced, and vaccines are being administered in the United States and elsewhere, the willingness of customers to visit our Properties may be reduced and our tenants’ businesses adversely affected, based upon many factors, including local transmission rates, the emergence of new variants, the development, availability, distribution, effectiveness and acceptance of existing and new vaccines, and the effectiveness and availability of cures or treatments. Further, demand could remain reduced due to heightened sensitivity to risks associated with the transmission of COVID-19 or other associated diseases.

The continuing impact of the COVID-19 pandemic, or a future pandemic, on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and make distributions to our shareholders could depend on additional factors, including:

•	the financial condition and viability of our tenants, and their ability or willingness to pay rent in full;
•

state, local, federal and industry-initiated tenant relief efforts that may adversely affect landlords, including us, and their ability to collect rent and/or enforce remedies for the failure to pay rent;

•	the increased popularity and utilization of e-commerce;
•

our ability to renew leases or re-lease available space in our Properties on favorable terms or at all, including as a result of a deterioration in the economic and market conditions in the markets in which we own Properties or due to restrictions intended to prevent the spread of COVID-19, including any additional government mandated closures of businesses that frustrate our leasing activities;

•

a severe and prolonged disruption and instability in the global financial markets, including the debt and equity capital markets, all of which have already been experienced and which may continue to affect our or our tenants’ ability to access capital necessary to fund our or their respective business operations or repay, refinance or renew maturing liabilities on a timely basis, on attractive terms, or at all and may adversely affect the valuation of financial assets and liabilities, any of which could affect our and our tenants’ ability to meet liquidity and capital expenditure requirements;

•

a reduction in the cash flows generated by our Properties and the values of our Properties that could result in impairments or limit our ability to dispose of them at attractive prices or obtain debt financing secured by our Properties;

•

the complete or partial closure of one or more of our tenants’ manufacturing facilities or distribution centers, temporary or long-term disruption in our tenants’ supply chains from local and international suppliers and/or delays in the delivery of our tenants’ inventory, any of which could reduce or eliminate our tenants’ sales, cause the temporary closure of our tenants’ businesses, and/or result in their bankruptcy or insolvency;

•	a negative impact on consumer discretionary spending caused by high unemployment levels, reduced economic activity or a severe or prolonged recession;
•

our and our tenants’ ability to manage our respective businesses to the extent our and their management or personnel (including on-site employees) are impacted in significant numbers by the COVID-19 pandemic or are otherwise not willing, available or allowed to conduct work, including any impact on our tenants’ ability to deliver timely information to us that is necessary for us to make effective decisions; and

•

our and our tenants’ ability to ensure business continuity in the event our or our tenants’ continuity of operations plan is (i) not effective or improperly implemented or deployed or (ii) compromised due to increased cyber and remote access activity during the COVID-19 pandemic.

To the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks described herein.

Real property investments are subject to various risks, many of which are beyond our control, which could cause declines in the operating revenues and/or the underlying value of one or more of our Properties.

A number of factors may decrease the income generated by a retail shopping center property, including:

•

national, regional and local economic climates, which may be negatively impacted by loss of jobs, production slowdowns, inflation, adverse weather conditions, natural disasters, acts of violence, war, riots or terrorism, declines in residential real estate activity and other factors which tend to reduce consumer spending on retail goods;

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

We own partial interests in 7 malls, 5 outlet centers, 1 lifestyle center, 13 open-air centers, 2 office buildings and a hotel. Of those interests, 2 malls, 5 outlet centers, 3 open-air centers and a hotel development are all owned by unconsolidated joint ventures and are managed by a property manager that is affiliated with the third-party partner, which receives a fee for its services. The third-party partner of each of these Properties controls the cash flow distributions, although our approval is required for certain major decisions. We have interests in two malls that are owned by consolidated joint ventures and managed by a property manager that is affiliated with the third-party partner, which receives a fee for its services.

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

Our results of operations depend on our ability to continue to lease space in our Properties, including vacant space and re-leasing space in Properties where leases are expiring, optimizing our tenant mix, or leasing Properties on economically favorable terms. Because we have leases expiring annually, we are continually focused on leasing our Properties. Similarly, we are pursuing a strategy of replacing expiring short-term leases with long-term leases. For more information on lease expirations see Mall, Lifestyle Center and Outlet Center Lease Expirations and Other Property Type Lease Expirations.

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

A material weakness in internal control over financial reporting has been identified. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. See Part II, Item 9A of this report for further details. During 2021 the Company took steps to remediate the material weakness described above, which included hiring additional personnel. The Company is in the process of integrating these personnel in order for its internal controls over financial reporting to operate effectively. The Company continues to explore hiring additional personnel. Also, in the short term, the Company utilized the assistance of external parties to assist with the added reporting requirements brought on by its filing of the Chapter 11 Cases and its subsequent emergence on November 1, 2021. These remediation measures have been, and could continue to be, time consuming and costly, and might place significant demands on our financial, accounting and operational resources.

Management developed and implemented the above remediation plan during 2021, however, as further described in Part II, Item 9A of this report, the Company has not yet fully remediated its material weakness. Until our remediation plan is implemented and operating effectively, management will continue to devote time and attention to these efforts. Management has concluded that, because of the material weakness, our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2021.

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

All our Properties (but not properties for which we hold an option to purchase but do not yet own) have been subject to Phase I environmental assessments or updates of existing Phase I environmental assessments. Such assessments generally consisted of a visual inspection of the Properties, review of federal and state environmental databases and certain information regarding historic uses of the Property and adjacent areas and the preparation and issuance of written reports. Some of the Properties contain, or contained, underground storage tanks used for storing petroleum products or wastes typically associated with automobile service or other operations conducted at the Properties. Certain Properties contain, or contained, dry-cleaning establishments utilizing solvents. Where believed to be warranted, samplings of building materials or subsurface investigations were undertaken. At certain Properties, where warranted by the conditions, we have developed and implemented an operations and maintenance program that establishes operating procedures with respect to asbestos-containing materials. The cost associated with the development and implementation of such programs was not material. We have also obtained environmental insurance coverage at certain of our Properties.

We believe that our Properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. As of December 31, 2021, we have recorded in our consolidated financial statements a liability of $2.7 million related to potential future asbestos abatement activities at our Properties which are not expected to have a material impact on our financial condition or results of operations. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our present or former Properties. Therefore, we have not recorded any liability related to hazardous or toxic substances. Nevertheless, it is possible that the environmental assessments available to us do not reveal all potential environmental liabilities. It is also possible that subsequent investigations will identify material contamination, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties has not been or will not be affected by tenants and occupants of the Properties, by the condition of properties in the vicinity of the Properties or by third parties unrelated to us, the Operating Partnership or the relevant Property’s partnership.

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

Social unrest and acts of vandalism or violence could adversely affect our business operations.

Our business may be adversely affected by social, political, and economic instability, unrest, or disruption, including protests, demonstrations, strikes, riots, civil disturbance, disobedience, insurrection and looting in geographic regions where our Properties are located. Such events may result in property damage and destruction and in restrictions, curfews, or other governmental actions that could give rise to significant changes in economic conditions and cycles, which may adversely affect our financial condition and operations.

In 2020 and 2021, there have been demonstrations and protests, some of which involved violence, looting, arson and property destruction, in cities throughout the United States. While the majority of protests have been peaceful, looting, vandalism and fires have taken place in certain places, which led to the imposition of mandatory curfews and, in some locations, deployment of the National Guard. Governmental actions taken to protect people and property, including curfews and restrictions on business operations, may disrupt operations, harm perceptions of personal well-being and increase the need for additional expenditures on security resources. The effect and frequency of the demonstrations, protests or other factors is uncertain, and we cannot assure there will not be further political or in the future or that there will not be other events that could lead to further social, political and economic instability. If such events or disruptions persist for a prolonged period of time, our overall business and results of operations may be adversely affected.

The loss of one or more significant tenants, due to bankruptcies or as a result of consolidations in the retail industry, could adversely affect both the operating revenues and value of our Properties.

We could be adversely affected by the bankruptcy, early termination, sales performance, or closing of tenants and Anchors. Certain of our lease agreements include co-tenancy and/or sales-based kick-out provisions which allow a tenant to pay a reduced rent amount and, in certain instances, terminate the lease, if we fail to maintain certain occupancy levels or retain specified named Anchors, or if the tenant does not achieve certain specified sales targets. If occupancy or tenant sales do not meet or fall below certain thresholds, rents we are entitled to receive from our retail tenants could be reduced. The bankruptcy of a tenant could result in the termination of its lease, which would lower the amount of cash generated by that Property. Replacing tenants with better performing, emerging retailers may take longer than our historical experience of re-tenanting due to their lack of infrastructure and limited experience in opening stores as well as the significant competition for such emerging brands. In addition, when a department store operating as an Anchor at one of our Properties has ceased operating, in certain instances we have experienced difficulty and delay and incurred significant expense in replacing the Anchor, re-tenanting, or otherwise re-merchandising the use of the Anchor space. This difficulty can be, and in some instances has been, exacerbated if the Anchor space is owned by a third party and we are not able to acquire the space, if the third party’s plans to lease or redevelop the space do not align with our interests or the third party does not act in a timely manner to lease or redevelop the space. In addition, the Anchor’s closing may, and in some instances has, lead to reduced customer traffic and lower mall tenant sales. As a result, we may, and in some instances have, also experience difficulty or delay in leasing spaces in areas adjacent to the vacant Anchor space. The early termination or closing of tenants or Anchors for reasons other than bankruptcy could have a similar impact on the operations of our Properties, although in the case of early terminations we may benefit in the short-term from lease termination income.

Most recently, certain traditional department stores have experienced challenges including limited opportunities for new investment/openings, declining sales, and store closures. Department stores’ market share is declining, and their ability to drive traffic has substantially decreased. Despite our Malls, Lifestyle Centers and Outlet Centers traditionally being driven by department store Anchors, in the event of a need for replacement, it has become necessary to consider non-department store Anchors. Certain of these non-department store Anchors may demand higher allowances than a standard mall tenant due to the nature of the services/products they provide.

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

We are in a competitive business.

There are numerous shopping facilities that compete with our Properties in attracting retailers to lease space. Our ability to attract tenants to our Properties and lease space is important to our success, and difficulties in doing so can materially impact our Properties’ performance. The existence of competing shopping centers could have a material adverse impact on our ability to develop or operate Properties, lease space to desirable Anchors and tenants, and on the level of rents that can be achieved. In addition, retailers at our Properties face continued competition from shopping through various means and channels, including via the internet, lifestyle centers, value and outlet centers, wholesale and discount shopping clubs, and television shopping networks. Competition of this type could adversely affect our revenues and cash available for distribution to shareholders.

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

Energy costs, repairs, maintenance and capital improvements to common areas of our Properties, janitorial services, administrative, property and liability insurance costs and security costs are typically allocable to our Properties’ tenants. Our lease agreements typically provide that the tenant is responsible for a portion of the CAM and other operating expenses. While historically our lease agreements provided for variable CAM provisions, the majority of our current leases require an equal periodic tenant reimbursement amount for our cost recoveries which serves to fix our tenants’ CAM contributions to us. In these cases, a tenant will pay a fixed amount, or a set expense reimbursement amount, subject to annual increases, regardless of the actual amount of operating expenses. The tenant’s payment remains the same regardless of whether operating expenses increase or decrease, causing us to be responsible for any excess amounts or to benefit from any declines. As a result, the CAM and tenant reimbursements that we receive may or may not allow us to recover a substantial portion of these operating costs.

There is also a trend of more tenants moving to gross leases, which provide that the tenant pays a single specified amount, with no additional payments for reimbursements of the tenant’s portion of operating expenses. As a result, we are responsible for any increases in operating expenses, and benefit from any decreases in operating expenses.

Additionally, in the event that our Properties are not fully occupied, we would be required to pay the portion of any operating, redevelopment or renovation expenses allocable to the vacant space(s) that would otherwise typically be paid by the residing tenant(s).

Our Properties may be subject to impairment charges which could adversely affect our financial results.

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

The Company and certain of its officers and former directors have been named as defendants in a consolidated putative securities class action lawsuit (“Securities Class Action Litigation”).

The complaint filed in the Securities Class Action Litigation alleges violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s contingent liabilities, business, operations, and prospects. The plaintiffs seek compensatory damages and attorneys’ fees and costs, among other relief, but have not specified the amount of damages sought. See Item 3. Legal Proceedings for more information on the Securities Class Action Litigation.

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

Inflation may adversely affect our financial condition and results of operations.

Inflation has become a growing concern. The 2021 annual rate of inflation in the U.S. is higher than at any point in recent years. Inflationary price increases could have an adverse effect on consumer spending, which could impact our tenants’ sales and, in turn, our tenants’ business operations. This could affect the amount of rent these tenants pay, including if their leases provide for percentage rent, and their ability to pay rent. Also, inflation could cause increases in operating expenses, which could increase occupancy costs for tenants and, to the extent that we are unable to recover operating expenses from tenants, could increase operating expenses for us. In addition, if the rate of inflation exceeds the scheduled rent increases included in our leases, then our net operating income and our profitability would decrease. Inflation could also result in increases in market interest rates, which could not only negatively impact consumer spending and tenant investment decisions, but would also increase the borrowing costs associated with our existing or any future variable rate debt, to the extent such rates are not effectively hedged or fixed, or any future debt that we incur. Inflation might also inhibit our ability to obtain new financing or refinancing.

Uninsured losses could adversely affect our financial condition, and in the future our insurance may not include coverage for acts of terrorism.

We carry a comprehensive blanket policy for general liability, property casualty (including fire, earthquake and flood) and rental loss covering all of the Properties, with specifications and insured limits customarily carried for similar properties. However, even insured losses could result in a serious disruption to our business and delay our receipt of revenue. Furthermore, there are some types of losses, including lease and other contract claims, as well as some types of environmental losses, that generally are not insured or are not economically insurable. If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital we have invested in a Property, as well as the anticipated future revenues from the Property. If this happens, we, or the applicable Property’s partnership, may still remain obligated under guarantees provided to the lender for any mortgage debt or other financial obligations related to the Property.

The general liability and property casualty insurance policies on our Properties currently include coverage for losses resulting from acts of terrorism, as defined by TRIPRA. While we believe that the Properties are adequately insured in accordance with industry standards, the cost of general liability and property casualty insurance policies that include coverage for acts of terrorism has risen significantly subsequent to September 11, 2001. The cost of coverage for acts of terrorism is currently mitigated by the Terrorism Risk Insurance Act (“TRIA”). In January 2015, Congress reinstated TRIA under the Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”) and extended the program through December 31, 2020. Under TRIPRA, the amount of terrorism-related insurance losses triggering the federal insurance threshold will be raised from $180 million in 2019 to $200 million in 2020. Additionally, the bill increases insurers’ co-payments for losses exceeding their deductibles, in annual steps, from 19% in 2019 to 20% in 2020. Each of these changes may have the effect of increasing the cost to insure against acts of terrorism for property owners, such as the Company, notwithstanding the other provisions of TRIPRA. In December 2019, Congress further extended TRIPRA through December 31, 2027. If TRIPRA is not continued beyond 2027 or is significantly modified, we may incur higher insurance costs and experience greater difficulty in obtaining insurance that covers terrorist-related damages. Our tenants may also have similar difficulties.

We face possible risks associated with climate change.

We cannot determine with certainty whether global warming or cooling is occurring and, if so, at what rate. To the extent climate change causes changes in weather patterns, our Properties in certain markets and regions could experience increases in storm intensity and rising sea levels. Over time, these conditions could result in volatile or decreased demand for retail space at certain of our Properties or, in extreme cases, our inability to operate the Properties at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) insurance on favorable terms and increasing the cost of energy and snow removal at our Properties. Moreover, compliance with new laws or regulations related to climate change, including compliance with “green” building codes, may require us to make improvements to our existing Properties or may increase taxes and fees assessed on us or our Properties. At this time, there can be no assurance that climate change will not have a material adverse effect on us.

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

At December 31, 2021, our pro-rata share of consolidated and unconsolidated debt outstanding, excluding debt discounts and deferred financing costs, was approximately $3,174.6 million. Our total share of consolidated and unconsolidated debt, excluding debt discounts and deferred financing costs, maturing in 2022, 2023 and 2024 giving effect to all maturity extensions, was approximately $479.7 million, $147.7 million and $209.7 million, respectively. Additionally, we had $408.1 million of debt, at our share, which matured prior to December 31, 2021. Of the $408.1 million of debt that matured prior to December 31, 2021, two loans totaling $92.1 million secure two properties that have been placed into receivership in connection with the foreclosure process and five loans totaling $316.0 million secure five properties for which we remain in discussion with the lenders regarding restructuring or foreclosure actions. Subsequent to December 31, 2021, one past due loan secured by Fayette Mall, totaling $135.1 million as of December 31, 2021, was extended through May 2023 and the $61.6 million loan secured by Greenbrier Mall was placed in receivership. See Note 9, Note 10 and Note 20 to the consolidated financial statements for additional information.

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

•	materially impair our ability to borrow unused amounts under financing arrangements or to obtain additional financing or refinancing on favorable terms or at all;
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

Many of our assets are encumbered by property-level indebtedness; therefore, we may be limited in our ability to raise additional capital through property-level or other financings. In addition, our ability to raise additional capital could be limited to refinancing existing secured mortgages before their maturity date which may result in yield maintenance or other prepayment penalties to the extent that the mortgage is not open for prepayment at par.

Rising interest rates could both increase our borrowing costs, thereby adversely affecting our cash flows and the amounts available for distributions to our stockholders, and decrease our stock price, if investors seek higher yields through other investments.

An environment of rising interest rates could lead holders of our securities to seek higher yields through other investments, which could adversely affect the market price of our stock. One of the factors that has likely influenced the price of our stock in public markets during prior periods when we were making distributions is the annual distribution rate we paid as compared with the yields on alternative investments. Further, numerous other factors, such as governmental regulatory action and tax laws, could have a significant impact on the future market price of our stock. In addition, increases in market interest rates could result in increased borrowing costs for us, which could be expected to adversely affect our cash flow and the amounts available for distributions to our stockholders and the Operating Partnership’s unitholders.

As of December 31, 2021, our total share of consolidated and unconsolidated variable-rate debt, excluding debt discounts and deferred financing costs, was $1,037.7 million. Increases in interest rates will increase our cash interest payments on the variable-rate debt we have outstanding from time to time. If we do not have sufficient cash flow from operations, we might not be able to make all required payments of principal and interest on our debt, which could result in a default or have a material adverse effect on our financial condition and results of operations, and which might have further adverse effects on our cash flow and our ability to make distributions to shareholders. These significant debt payment obligations might also require us to use a significant portion of our cash flow from operations to make interest and principal payments on our debt rather than for other purposes such as working capital, capital expenditures or any resumption of distributions to holders of our equity securities.

We may be adversely affected by the discontinuation of LIBOR.

In July 2017, the Financial Conduct Authority (FCA), the authority that regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (ARRC) has identified the Secured Overnight Financing Rate (SOFR) as its preferred alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. The FCA no longer publishes one-week and two-month U.S. dollar LIBOR rates and plans to cease publishing all other LIBOR tenors (overnight, one-month, three-month, six-month and 12-month) on June 30, 2023. It is not presently known whether SOFR or any other alternative reference rates will attain broad market acceptance as replacements of LIBOR. There remains uncertainty as how the financial services industry will address the discontinuance of LIBOR in financial instruments that are indexed to LIBOR. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or financing costs to borrowers. We have material contracts that are indexed to USD-LIBOR and we are monitoring this activity and evaluating the related risks.

It is important to note that our variable-rate debt uses LIBOR as a benchmark for establishing the rate. These reforms and other pressures may cause LIBOR to disappear entirely. Alternative reference rates that replace LIBOR may not yield the same or similar economic results and the consequences cannot be entirely predicted but could include an increase in the cost of our variable-rate debt.

The agreements governing our debt contain various covenants that impose restrictions on us that may affect our ability to operate our business.

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

Other agreements that we enter into governing our debt have or will contain covenants that impose restrictions on us. These restrictions on our ability to operate our business could harm our business by, among other things, limiting our ability to take advantage of corporate opportunities. Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions.

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

If we do not generate sufficient cash flow from operations, and additional borrowings or refinancings are not available to us, we may be unable to meet all our debt service obligations. As a result, we would be forced to take other actions to meet those obligations, such as selling Properties, raising equity or delaying capital expenditures, any of which could have a material adverse effect on us. Furthermore, we cannot be certain that we will be able to effect any of these actions on favorable terms, or at all.

Despite our substantial outstanding indebtedness, we may still incur significantly more indebtedness in the future, which would exacerbate any or all the risks described above.

We may be able to incur substantial additional indebtedness in the future. Although the agreements governing our existing secured term loan, senior secured notes, exchangeable notes and certain other indebtedness do limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. To the extent that we incur substantial additional indebtedness in the future, the risks associated with our substantial leverage described above, including our inability to meet our debt service obligations, would be exacerbated.

Federal and state statutes allow courts, under specific circumstances, to void guarantees and require holders of indebtedness and lenders to return payments received from guarantors.

Under the federal bankruptcy law and comparable provisions of state fraudulent transfer laws, a guarantee, such as the limited guarantee of the secured term loan, the senior secured notes and the exchangeable senior secured notes provided by CBL or any future guarantee issued by any subsidiary of the Operating Partnership, could be voided and required to be returned to the guarantor, or to a fund for the benefit of the creditors of the guarantor, if, among other things, the guarantor, at the time it incurred the indebtedness evidenced by its guarantee (i) received less than reasonably equivalent value or fair consideration for the incurrence of the guarantee and (ii) one of the following was true with respect to the guarantor:

•	the guarantor was insolvent or rendered insolvent by reason of the incurrence of the guarantee;
•	the guarantor was engaged in a business or transaction for which the guarantor’s remaining assets constituted unreasonably small capital; or
•	the guarantor intended to incur, or believed that it would incur, debts beyond its ability to pay those debts as they mature.

In addition, any claims in respect of a guarantee could be subordinated to all other debts of that guarantor under principles of “equitable subordination,” which generally require that the claimant must have engaged in some type of inequitable conduct, the misconduct must have resulted in injury to the creditors of the debtor or conferred an unfair advantage on the claimant, and equitable subordination must not be inconsistent with other provisions of the U.S. Bankruptcy Code.

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

RISKS RELATED TO DIVIDENDS AND OUR STOCK

We currently are not eligible to register the offer and sale of securities on SEC Form S-3, which will impair our capital raising activities.

As a result of the Chapter 11 Cases and the existence of cumulative unpaid dividends on our preferred securities that were outstanding prior to the Chapter 11 Cases, we currently are not eligible to use SEC Form S-3 to register offers and sales of our securities under the Securities Act. Historically, we have relied on shelf registration statements on Form S-3 for our public capital raising transactions, and also to register the offer and sale of shares of common stock under our DRIP. Our inability to use Form S-3 may harm our ability to raise capital in the future, as we will be required to use a registration statement on Form S-11 to register securities with the SEC, which may be expected to hinder our ability to act quickly in raising capital to take advantage of market conditions and to increase our cost of raising capital.

We may change the dividend policy for our common stock in the future.

Even if our board of directors should, in the future, determine based on a variety of relevant factors, described in the paragraph below, that we are able to resume paying distributions on the outstanding equity securities of the Company and the Operating Partnership, depending upon our liquidity needs, we will still reserve the right to pay any or all of a dividend in a combination of cash and shares of common stock, to the extent permitted by any applicable revenue procedures of the Internal Revenue Service (“IRS”). In the event that we should pay a portion of any future dividends in shares of our common stock pursuant to such procedures, taxable U.S. stockholders would be required to pay tax on the entire amount of the dividend, including the portion paid in shares of common stock, in which case such stockholders may have to use cash from other sources to pay such tax. If a U.S. stockholder sells any common stock it receives as a dividend in order to pay its taxes, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold federal tax with respect to any future dividends, including any dividends that are paid in common stock. In addition, if a significant number of our stockholders sell shares of our common stock in order to pay taxes owed on any future dividends, such sales would put downward pressure on the market price of our common stock.

The decision to declare and pay dividends on any outstanding shares of our common stock, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors and will depend on our earnings, taxable income, FFO, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our then-current indebtedness, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, Delaware law and such other factors as our board of directors deems relevant. Any dividends payable will be determined by our board of directors based upon the circumstances at the time of declaration. Any change in our future dividend policy could have a material adverse effect on the market price of our future outstanding common stock.

Since we conduct substantially all our operations through our Operating Partnership, our ability to pay dividends on our common stock depends on the distributions we receive from our Operating Partnership.

Because we conduct substantially all our operations through our Operating Partnership, our ability to service our debt obligations, as well as our ability to pay any future dividends on our common stock will depend almost entirely upon the earnings and cash flows of the Operating Partnership and the ability of the Operating Partnership to make distributions to us on our ownership interests in our Operating Partnership. Under the Delaware Revised Uniform Limited Partnership Act, the Operating Partnership is prohibited from making any distribution to us to the extent that at the time of the distribution, after giving effect to the distribution, all liabilities of the Operating Partnership (other than some non-recourse liabilities and some liabilities to the partners) exceed the fair value of the assets of the Operating Partnership.

Additionally, the terms of our secured term loan provide a waterfall calculation for distributions of excess cash flow generated by the properties secured as collateral on the term loan. The waterfall calculation generally provides that the excess cash flow be used for additional payments of principal on the secured term loan before distributions may be made for other purposes. In the event of a default, no amounts may be distributed other than to repay the outstanding balance on the secured term loan. This in turn may limit our ability to make some types of payments, including payment of dividends to our stockholders. Any inability to make cash distributions from the Operating Partnership could jeopardize our ability to pay any future dividends to our stockholders for one or more dividend periods which, in turn, could jeopardize our ability to maintain qualification as a REIT.

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

Our Properties are located principally in the southeastern and midwestern United States. Our Properties located in the southeastern United States accounted for approximately 52.7% of our total pro-rata share of revenues from all Properties for the year ended December 31, 2021 and currently include 22 malls, 4 lifestyle centers, 2 outlet centers, 18 open-air centers, 3 office buildings and a hotel. Our Properties located in the midwestern United States accounted for approximately 23.0% of our total pro-rata share of revenues from all Properties for the year ended December 31, 2021 and currently include 16 malls and 2 open-air centers. Further, the Properties located in our five largest metropolitan area markets – St. Louis, MO; Chattanooga, TN; Lexington, KY; Laredo, TX; and Fayetteville, NC – accounted for approximately 7.2%, 6.0%, 4.5%, 4.0% and 3.4%, respectively, of our total pro-rata share of revenues for the year ended December 31, 2021. No other market accounted for more than 3.2% of our total pro-rata share of revenues for the year ended December 31, 2021.

Our results of operations and funds available for distribution to shareholders therefore will be impacted generally by economic conditions in the southeastern and midwestern United States, and particularly by the results experienced at Properties located in our five largest market areas. While we have Properties located in six states across the southwestern, northeastern and western regions, we will continue to look for opportunities to geographically diversify our portfolio in order to minimize dependency on any particular region; however, the expansion of the portfolio through both acquisitions and developments is contingent on many factors including consumer demand, competition and economic conditions.

RISKS RELATED TO FEDERAL INCOME TAX LAWS

We conduct a portion of our business through taxable REIT subsidiaries, which are subject to certain tax risks.

We have established several taxable REIT subsidiaries including CBL Holdings I, LLC, the general partner of the Operating Partnership, and our Management Company. Despite our qualification as a REIT, our taxable REIT subsidiaries must pay income tax on their taxable income. In addition, we must comply with various tests to continue to qualify as a REIT for federal income tax purposes, and our income from and investments in our taxable REIT subsidiaries generally do not constitute permissible income and investments for these tests. While we will attempt to ensure that our dealings with our taxable REIT subsidiaries will not adversely affect our REIT qualification, we cannot provide assurance that we will successfully achieve that result. Furthermore, we may be subject to a 100% penalty tax, or our taxable REIT subsidiaries may be denied deductions, to the extent our dealings with our taxable REIT subsidiaries are not deemed to be arm’s length in nature.

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

If in any taxable year we were to fail to qualify as a REIT, we would not be allowed a deduction for distributions to stockholders in computing our taxable income and we would be subject to federal income tax on our taxable income at regular corporate rates. Unless entitled to relief under certain statutory provisions, we also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As a result, the funds available for distribution to our stockholders would be reduced for each of the years involved. This would likely have a significant adverse effect on the value of our securities and our ability to raise additional capital. In addition, we would no longer be required to make distributions to our stockholders. We currently intend to operate in a manner designed to qualify as a REIT. However, it is possible that future economic, market, legal, tax or other considerations may cause our board of directors to revoke the REIT election.

Any issuance or transfer of our capital stock to any person in excess of the applicable limits on ownership necessary to maintain our status as a REIT would be deemed void ab initio, and those shares would automatically be transferred to the Company as trustee of a charitable trust.

To maintain our status as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of a taxable year. Our Certificate of Incorporation generally prohibits ownership of more than 9.9% of the outstanding shares of our capital stock by any single stockholder, either directly or constructively as determined through the application of applicable provisions of the Internal Revenue Code. The approval of our board of directors and the affirmative vote of the holders of a majority of our outstanding voting stock is required to amend this provision.

Our board of directors may, subject to certain conditions, waive the applicable ownership limit upon receipt of a ruling from the IRS or an opinion of counsel to the effect that such ownership will not jeopardize our status as a REIT. Historically, our board of directors has granted such waivers to certain institutional investors based upon the receipt of such opinions from the Company’s tax counsel. Absent any such waiver, however, any issuance or transfer of our capital stock to any person in excess of the applicable ownership limit or any issuance or transfer of shares of such stock which would cause us to be beneficially owned by fewer than 100 persons, will be null and void and the intended transferee will acquire no rights to the stock. Instead, such issuance or transfer with respect to that number of shares that would be owned by the transferee in excess of the ownership limit provision would be deemed void ab initio and those shares would automatically be transferred to a trust with the Company or its designated successor serving as trustee, for the exclusive benefit of a charitable beneficiary to be designated by us. Any acquisition of our capital stock and continued holding or ownership of our capital stock constitutes, under our Certificate of Incorporation, a continuous representation of compliance with the applicable ownership limit.

In order to maintain our status as a REIT and avoid the imposition of certain additional taxes under the Internal Revenue Code, we must satisfy minimum requirements for distributions to shareholders, which may limit the amount of cash we might otherwise have been able to retain for use in growing our business.

To maintain our status as a REIT under the Internal Revenue Code, we generally will be required each year to distribute to our stockholders at least 90% of our taxable income after certain adjustments. However, to the extent that we do not distribute all our net capital gains or distribute at least 90% but less than 100% of our REIT taxable income, as adjusted, we will be subject to tax on the undistributed amount at regular corporate tax rates, as the case may be. Also, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, interest expense deductions limited by Section 163(j) of the Code, the creation of reserves or required debt service or amortization payments. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us during each calendar year are less than the sum of 85% of our ordinary income for such calendar year, 95% of our capital gain net income for the calendar year and any amount of such income that was not distributed in prior years. In the case of property acquisitions, including our initial formation, where individual Properties are contributed to our Operating Partnership for Operating Partnership units, we have assumed the tax basis and depreciation schedules of the entities contributing Properties. The relatively low tax basis of such contributed Properties may have the effect of increasing the cash amounts we are required to distribute as dividends, thereby potentially limiting the amount of cash we might otherwise have been able to retain for use in growing our business. This low tax basis may also have the effect of reducing or eliminating the portion of distributions made by us that are treated as a non-taxable return of capital.

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

Under the rules applicable to U.S. federal income tax audits of partnerships, subject to certain exceptions, any audit adjustment to items of income, gain, loss, deduction, or credit of a partnership (and any partner’s distributive share thereof) is determined, and taxes, interest, or penalties attributable thereto could be assessed and collected, at the partnership level. Absent available elections, it is possible that a partnership in which we directly or indirectly invest could be required to pay additional taxes, interest and penalties as a result of an audit adjustment, and we, as a direct or indirect partner of these partnerships, could be required to bear the economic burden of those taxes, interest, and penalties even though we may not otherwise have been required to pay additional taxes had we owned the assets of the partnership directly. The partnership tax audit rules apply to the Operating Partnership and its subsidiaries that are classified as partnerships for U.S. federal income tax purposes. There can be no assurance that these rules will not have a material adverse effect on us.

RISKS RELATED TO OUR ORGANIZATIONAL STRUCTURE

The ownership limit described above, as well as certain provisions in our Certificate of Incorporation and Bylaws, may hinder any attempt to acquire us.

There are certain provisions of Delaware law (which we have opted out of having apply to the Company), our Certificate of Incorporation and our Bylaws may have the effect of delaying, deferring or preventing a third party from making an acquisition proposal for us. These provisions may also inhibit a change in control that some, or a majority, of our stockholders might believe to be in their best interest or that could give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares. These provisions and agreements are summarized as follows:

•

The Ownership Limit – As described above, to maintain our status as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) during the last half of a taxable year. Our Certificate of Incorporation generally prohibits ownership of more than 9.9% of the outstanding shares of our capital stock by any single stockholder, either directly or constructively as determined through the application of applicable provisions of the Internal Revenue Code, subject to the ability of the board of directors to grant waivers in appropriate circumstances, and further subject to Existing Holder Limits that were established in connection with our emergence from the Chapter 11 Cases for two stockholder groups, Canyon Capital Advisors and certain of its affiliates (33.1%) and Oaktree Capital Group, LLC and certain of its affiliates (19.0%). In addition to preserving our status as a REIT, the ownership limit may have the effect of precluding an acquisition of control of us without the approval of our board of directors.

•

Approval by a Majority of Our Outstanding Voting Stock Required for Removal of Directors – Our governing documents provide that stockholders can remove directors with or without cause, but only by the affirmative vote of holders of at least a majority of the outstanding voting stock. This provision makes it more difficult to change the composition of our board of directors and may have the effect of encouraging persons considering unsolicited tender offers or other unilateral takeover proposals to negotiate with our board of directors rather than pursue non-negotiated takeover attempts.

•

Advance Notice Requirements for Stockholder Proposals – Our Bylaws establish advance notice procedures with regard to stockholder proposals relating to the nomination of candidates for election as directors or new business to be brought before meetings of our stockholders. These procedures generally require advance written notice of any such proposals, containing prescribed information, to be given to our Secretary at our principal executive offices not less than 90 days nor more than 120 days prior to the anniversary date of the date on which we first mailed our proxy materials for the prior year’s annual meeting.

•

Vote Required to Amend Bylaws – Approval by the affirmative vote of the holders of a majority of the outstanding voting power of our outstanding capital stock entitled to vote in the election of directors (in addition to any separate approval that may be required by the holders of any particular class of stock) is necessary for stockholders to amend our Bylaws.

•

Opt-Out From Delaware Anti-Takeover Statute – While we are a Delaware corporation, we have elected under the provisions of our current Certificate of Incorporation not to be governed by Section 203 of the Delaware General Corporation Law. In general, had we continued to be subject to Section 203 as we were prior to emerging from the Chapter 11 reorganization, Section 203 would prevent an “interested stockholder” (defined generally as a person owning 15% or more of a company’s outstanding voting stock) from engaging in a “business combination” (as defined in Section 203) with us for three years following the date that person becomes an interested stockholder (subject to certain exceptions specified in Section 203).

Our Certificate of Incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities identified by our non‐employee directors and their affiliates.

Certain of our non‐employee directors and their affiliates engage in the same or similar business activities or lines of business in which we operate and may make investments in properties or businesses that directly or indirectly compete with certain portions of our business. As set forth in our Certificate of Incorporation, such non‐employee directors and their affiliates shall not have any duty, to the fullest extent permitted by law, to refrain from (x) engaging in the same or similar business activities or lines of business in which we operate or propose to operate, (y) making investments in any kind of property in which we make or may make investments or (z) otherwise competing with us or any of our affiliates. Our Certificate of Incorporation also provides that if our non-employee directors or their affiliates acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty to communicate or offer such corporate opportunity to us or our affiliates, unless such corporate opportunity is expressly offered to the non-employee director solely in his or her capacity as one of our directors (or officers, if applicable).

Therefore, a non‐employee director of our company may pursue certain acquisition opportunities that may be complementary to our business and, as a result, such acquisition opportunities may not be available to us. In addition, in the event that any of our non-employee directors or his or her affiliates acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person’s capacity as a director or officer of the Company, then to the fullest extent permitted by law such person is deemed to have fully satisfied such person’s fiduciary duties owed to us and is not liable to us if such director or its affiliates pursues or acquires the corporate opportunity or if such person did not present the corporate opportunity to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations, or prospects if attractive corporate opportunities are allocated by such non‐employee directors to themselves or their other affiliates instead of to us.

Certain ownership interests held by members of our senior management may tend to create conflicts of interest between such individuals and the interests of the Company and our Operating Partnership.

Certain Property tenants are affiliated with members of our senior management. Our Fourth Amended and Restated Code of Business Conduct and Ethics provides that any contract or transaction between us or the Operating Partnership and one or more of our officers or employees (or their immediate family members, as defined therein), or between us or the Operating Partnership and any other entity in which any one or more of such persons serve as directors, officers, consultants or attorneys, must be approved by our Compliance Officer (currently our Chief Legal Officer) after the material facts concerning the matter and the relationship or interest therein of the officer or employee have been fully disclosed to the Compliance Officer. Such matters must be approved in a similar manner by the Nominating/Corporate Governance Committee of our board of directors instead of the Compliance Officer if they involve the Compliance Officer or members of his/her immediate family or involve amounts in excess of $120,000 and are subject to disclosure under applicable SEC rules. Nevertheless, these affiliations could create conflicts between the interests of these members of senior management and the interests of the Company, our shareholders and the Operating Partnership in relation to any transactions between us and any of these entities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 for additional information pertaining to the Properties’ performance.

Malls, Lifestyle Centers and Outlet Centers

We owned a controlling interest in 42 Malls, 4 Lifestyle Centers and 2 Outlet Centers as of December 31, 2021. We owned a non-controlling interest in 8 Malls, 1 Lifestyle Center and 3 Outlet Centers as of December 31, 2021. Our Malls, Lifestyle Centers and Outlet Centers are primarily located in growing and dynamic markets and generally have strong competitive positions because they are the only, or the dominant, regional property in their respective trade areas. The Malls, Lifestyle Centers and Outlet Centers are generally anchored by two or more anchors or junior anchors and a wide variety of smaller stores. Anchor and junior anchor tenants own or lease their stores and non-anchor stores lease their locations.

We own the land underlying each property in fee simple interest, except for Brookfield Square, Cross Creek Mall, Dakota Square Mall, EastGate Mall, Meridian Mall, St. Clair Square, Stroud Mall and WestGate Mall. We lease all or a portion of the land at each of these properties subject to long-term ground leases.

The following table summarizes certain information for our portfolio of Malls, Lifestyle Centers and Outlet Centers as of December 31, 2021 (dollars in thousands, except for sales per square foot amounts):

	Number of Properties	Total Center Square Footage	Total In-Line GLA	In-Line Sales per Square Foot	Percentage In-Line GLA Leased
Malls	50	39,850,438	12,728,398	$444	87%
Lifestyle Centers	5	4,236,637	1,674,902	466	87%
Outlet Centers	5	1,266,264	1,172,718	526	94%
Total Malls, Lifestyle Centers and Outlet Centers	60	45,353,339	15,576,018	$454	88%

The following table sets forth certain information for each of the Malls, Lifestyle Centers and Outlet Centers as of December 31, 2021 (dollars in thousands, except for sales per square foot amounts):

Malls:
Property / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total Center SF (1)	Total In-Line GLA (2)	In-Line Sales per Square Foot (3)	Percentage In-Line GLA Leased (4)	Anchors & Junior Anchors (5)
Arbor Place Atlanta (Douglasville), GA	1999	N/A	100%	1,162,065	307,635	472	93%	Former Bed Bath & Beyond, Belk, Dillard's, Forever 21, H&M, JC Penney, Macy's, Regal Cinemas, former Sears
Brookfield Square (6) Brookfield, WI	1967/2001	2008	100%	865,453	307,420	268	75%	Barnes & Noble, former Boston Store, H&M, JC Penney, Movie Tavern by Marcus, Whirlyball
CherryVale Mall Rockford, IL	1973/2001	2007	100%	870,655	348,239	364	82%	Barnes & Noble, Galleria Furniture and Mattress, JC Penney, Macy's, Tilt Studio
Coastal Grand (7) Myrtle Beach, SC	2004	2007	50%	1,118,229	341,803	510	95%	Bed Bath & Beyond, Belk, Cinemark, Dick's Sporting Goods (8), former Dick's Sporting Goods, Dillard's, H&M, JC Penney, former Sears
CoolSprings Galleria (7) Nashville, TN	1991	2015	50%	1,166,461	431,115	602	95%	Belk Men's & Kid's, Belk Women's & Home, Dillard's, H&M, JC Penney, King's Dining & Entertainment, Macy's
Cross Creek Mall Fayetteville, NC	1975/2003	2013	100%	807,342	285,089	641	97%	Belk, H&M, JC Penney, Macy's, Rooms to Go, former Sears (9)
Dakota Square Mall Minot, ND	1980/2012	2016	100%	730,245	201,680	334	87%	AMC Theatres, Barnes & Noble, JC Penney, Scheels, future Scheels (10), Sleep Inn & Suites, Target
East Towne Mall Madison, WI	1971/2001	2004	100%	801,252	211,963	367	85%	Barnes & Noble, former Boston Store, Dick's Sporting Goods, Flix Brewhouse, former Gordman's, H&M, JC Penney, former Sears
Eastland Mall Bloomington, IL	1967/2005	N/A	100%	732,651	247,509	327	61%	former Bergner's, Kohl's, former Macy's, Planet Fitness, former Sears
Fayette Mall Lexington, KY	1971/2001	2014	100%	1,158,582	460,305	566	88%	Dick's Sporting Goods, Dillard's, H&M, JC Penney, Macy's
Frontier Mall Cheyenne, WY	1981	1997	100%	523,709	203,589	369	88%	Former AMC Theatres, Dillard's, former Dillard's, Jax Outdoor Gear, JC Penney
Governor's Square (7) Clarksville, TN	1986	1999	47.5%	682,528	238,506	440	92%	AMC Theatres, Belk, Dick's Sporting Goods, Dillard's, JC Penney, Ross Dress for Less, partial former Sears

Malls:
Property / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total Center SF (1)	Total In-Line GLA (2)	In-Line Sales per Square Foot (3)	Percentage In-Line GLA Leased (4)	Anchors & Junior Anchors (5)
Hamilton Place Chattanooga, TN	1987	2016	90%	1,160,687	331,066	465	92%	Barnes & Noble, Belk for Men, Kids & Home, Belk for Women, Dave & Buster's, Dick's Sporting Goods, Dillard's for Men, Kids & Home, Dillard's for Women, former Forever 21, H&M, JC Penney
Hanes Mall Winston-Salem, NC	1975/2001	1990	100%	1,435,164	468,462	435	88%	Belk, Dave & Buster's, Dillard's, Encore, H&M, JC Penney, future Truliant Federal Credit Union (11), future Novant Health (12)
Harford Mall Bel Air, MD	1973/2003	2007	100%	503,778	179,602	392	77%	Encore, Macy's, future grocer (13)
Imperial Valley Mall El Centro, CA	2005	N/A	100%	762,735	214,095	420	91%	Cinemark, Dillard's, JC Penney, Macy's, former Sears
Jefferson Mall Louisville, KY	1978/2001	1999	100%	783,572	225,011	416	96%	Dillard's, H&M, JC Penney, Round1 Bowling & Amusement, Ross Dress for Less, former Sears
Kentucky Oaks Mall (7) Paducah, KY	1982/2001	1995	50%	775,503	287,244	311	64%	Best Buy, Burlington, Dick's Sporting Goods, Dillard's, Dillard's Home Store, HomeGoods, JC Penney, Ross Dress for Less, Vertical Jump Park
Kirkwood Mall Bismarck, ND	1970/2012	2017	100%	819,114	215,250	328	93%	H&M, I. Keating Furniture, JC Penney, Scheels, Target
Laurel Park Place Livonia, MI	1989/2005	1994	100%	491,215	198,071	275	86%	Dunham Sports, Von Maur
Layton Hills Mall Layton, UT	1980/2006	1998	100%	482,120	212,674	426	97%	Dick's Sporting Goods, Dillard's, JC Penney
Mall del Norte Laredo, TX	1977/2004	1993	100%	1,218,924	407,931	457	80%	Former Beall's, Cinemark, Dillard's, Foot Locker, H&M, JC Penney, Macy's, Macy's Home Store, Main Event, former Sears, TruFit Athletic Club
Meridian Mall (14) Lansing, MI	1969/1998	2001	100%	946,008	267,081	370	78%	Bed Bath & Beyond, Dick's Sporting Goods, H&M, High Caliber Karting, JC Penney, Launch Trampoline Park, Macy's, Planet Fitness, Schuler Books & Music, former Younkers
Mid Rivers Mall St. Peters, MO	1987/2007	2015	100%	1,035,802	286,685	355	83%	Dick's Sporting Goods, Dillard's, H&M, JC Penney, Macy's, Marcus Theatres, former Sears, V-Stock
Monroeville Mall Pittsburgh, PA	1969/2004	2014	100%	985,080	446,583	365	82%	Barnes & Noble, Cinemark, Dick's Sporting Goods, Forever 21, H&M, JC Penney, Macy's
Northgate Mall Chattanooga, TN	1972/2011	2014	100%	660,791	181,158	379	85%	Belk, Burlington, former JC Penney, former Sears
Northpark Mall Joplin, MO	1972/2004	1996	100%	896,044	278,320	423	73%	Dunham's Sports, H&M, JC Penney, Jo-Ann Fabrics & Crafts, former Macy's Children's & Home, former Macy's Women & Men's, former Sears, T.J. Maxx, Tilt, Vintage Stock

Malls:
Property / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total Center SF (1)	Total In-Line GLA (2)	In-Line Sales per Square Foot (3)	Percentage In-Line GLA Leased (4)	Anchors & Junior Anchors (5)
Northwoods Mall North Charleston, SC	1972/2001	1995	100%	748,277	256,029	456	94%	Belk, Books-A-Million, Burlington, Dillard's, JC Penney, Planet Fitness
Oak Park Mall (7) Overland Park, KS	1974/2005	1998	50%	1,518,447	431,277	504	94%	Barnes & Noble, Dillard's for Women, Dillard's for Men, Children & Home, Forever 21, H&M, JC Penney, Macy's, Nordstrom
Old Hickory Mall Jackson, TN	1967/2001	1994	100%	538,641	161,546	452	70%	Belk, JC Penney, former Macy's, former Sears
Parkway Place Huntsville, AL	1957/1998	2002	100%	647,808	278,630	499	90%	Belk, Dillard's
Post Oak Mall College Station, TX	1982	1985	100%	788,189	300,664	341	91%	Former Beall's, Conn's Home Plus, Dillard's Men & Home, Dillard's Women & Children, Encore, JC Penney, former Macy's, former Sears
Richland Mall Waco, TX	1980/2002	1996	100%	693,448	191,870	471	98%	Dick's Sporting Goods, Dillard's for Men, Kids & Home, Dillard's for Women, former Dillard's for Women, JC Penney, Tilt Studio
South County Center St. Louis, MO	1963/2007	2001	100%	979,378	267,155	386	94%	Dick's Sporting Goods, Dillard's, JC Penney, Macy's, former Sears
Southpark Mall Colonial Heights, VA	1989/2003	2007	100%	676,544	213,137	428	99%	Dick's Sporting Goods, H&M, JC Penney, Macy's, Regal Cinemas, former Sears
St. Clair Square (15) Fairview Heights, IL	1974/1996	1993	100%	1,067,760	290,505	463	94%	Dillard's, JC Penney, Macy's, former Sears
Stroud Mall (16) Stroudsburg, PA	1977/1998	2005	100%	414,441	136,114	251	85%	Cinemark, EFO Furniture Outlet, JC Penney, ShopRite, Vision Church
Sunrise Mall Brownsville, TX	1979/2003	2015	100%	796,721	234,644	501	95%	Former Beall's, Cinemark, Dick's Sporting Goods, Dillard's, JC Penney, future Main Event (17), TruFit, Wave Fashion
Turtle Creek Mall Hattiesburg, MS	1994	1995	100%	844,980	191,593	445	87%	At Home, Belk, Dillard's, JC Penney, former Sears, Southwest Theaters, former Stein Mart
Valley View Mall Roanoke, VA	1985/2003	2007	100%	863,447	336,687	412	92%	Barnes & Noble, Belk, JC Penney, Macy's, Macy's for Home & Children, former Sears
Volusia Mall Daytona Beach, FL	1974/2004	2013	100%	1,060,261	253,485	382	87%	Dillard's for Men & Home, Dillard's for Women, Dillard's for Juniors & Children, H&M, JC Penney, former Macy's, former Sears
West County Center (7) Des Peres, MO	1969/2007	2002	50%	1,198,562	384,612	705	93%	Barnes & Noble, Dick's Sporting Goods, Forever 21, H&M, JC Penney, Macy's, Nordstrom
West Towne Mall Madison, WI	1970/2001	2013	100%	772,957	281,835	397	87%	Dave & Buster's, Dick's Sporting Goods, Forever 21, Hobby Lobby, JC Penney, Total Wine & More, Urban Air Adventure Park, future Von Maur (18)

Malls:
Property / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total Center SF (1)	Total In-Line GLA (2)	In-Line Sales per Square Foot (3)	Percentage In-Line GLA Leased (4)	Anchors & Junior Anchors (5)
WestGate Mall (19) Spartanburg, SC	1975/1995	1996	100%	931,486	221,727	425	85%	Bed Bath & Beyond, Belk, former Dick's Sporting Goods, Dillard's, H&M, JC Penney, former Regal Cinemas, former Sears
Westmoreland Mall Greensburg, PA	1977/2002	1994	100%	976,675	286,944	372	94%	H&M, JC Penney, Live! Casino Pittsburgh, Macy's, Macy's Home Store, Old Navy, former Sears
York Galleria York, PA	1989/1999	N/A	100%	756,707	225,858	410	69%	Boscov's, Gold's Gym H&M, Hollywood Casino, Marshalls, Life Storage
Total Malls				39,850,438	12,728,398	$444	87%

Lifestyle Centers:
Property / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total Center SF (1)	Total In-Line GLA (2)	In-Line Sales per Square Foot (3)	Percentage In-Line GLA Leased (4)	Anchors & Junior Anchors (5)
Alamance Crossing Burlington, NC	2007	2011	100%	891,912	242,382	$322	67%	Barnes & Noble, Belk, BJ's Wholesale Club, Carousel Cinemas, Dick's Sporting Goods, Dillard's, Hobby Lobby, JC Penney, Kohl's
Friendly Center and The Shops at Friendly (7) Greensboro, NC	1957/ 2006/ 2007	2016	50%	1,368,270	604,129	544	90%	Barnes & Noble, Belk, Belk Home Store, Harris Teeter, Macy's, O2 Fitness, Regal Cinemas, REI, Sears, Truist, Whole Foods
Mayfaire Town Center Wilmington, NC	2004/2015	2017	100%	656,906	337,525	409	89%	Barnes & Noble, Belk, Flip N Fly, The Fresh Market, H&M, Michaels, Regal Cinemas
Pearland Town Center (20) Pearland, TX	2008	N/A	100%	712,020	306,433	435	93%	Barnes & Noble, Dick's Sporting Goods, Dillard's, Hospital Corporation of America, Macy's
Southaven Towne Center Southaven, MS	2005	2013	100%	607,529	184,433	468	88%	Bed Bath & Beyond, Dillard's, former Gordman's, JC Penney, Sportsman's Warehouse, Urban Air Adventure Park
Total Lifestyle Centers				4,236,637	1,674,902	$466	87%

Outlet Centers:
Property / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total Center SF (1)	Total In-Line GLA (2)	In-Line Sales per Square Foot (3)	Percentage In-Line GLA Leased (4)	Anchors & Junior Anchors (5)
The Outlet Shoppes at Atlanta (7) Woodstock, GA	2013	2015	50%	405,146	380,339	543	91%	Saks Fifth Ave OFF 5TH
The Outlet Shoppes at El Paso (7) El Paso, TX	2007/2012	2014	50%	433,046	411,007	543	96%	H&M
The Outlet Shoppes of the Bluegrass (7) Simpsonville, KY	2014	2015	65%	428,072	381,372	490	94%	H&M, Restoration Hardware Outlet
Total Outlet Centers				1,266,264	1,172,718	$526	94%

Total Malls, Lifestyle Centers and Outlet Centers				45,353,339	15,576,018	$454	88%

Excluded Properties (21)
Malls:
Property / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total Center SF (1)	Total In-Line GLA (2)	In-Line Sales per Square Foot (3)	Percentage In-Line GLA Leased (4)	Anchors & Junior Anchors (5)
Asheville Mall Asheville, NC	1972/1998	2000	100%	973,371	265,467	N/A	N/A	Barnes & Noble, Belk, Dillard's for Men, Children & Home, Dillard's for Women, H&M, JC Penney, former Sears
EastGate Mall Cincinnati, OH	1980/2003	1995	100%	837,554	256,951	N/A	N/A	Dillard's Clearance, JC Penney, Kohl's, former Sears
Greenbrier Mall Chesapeake, VA	1981/2004	2004	100%	897,040	269,798	N/A	N/A	Dillard's, former Gameworks, H&M, JC Penney, Macy's, former Sears
Parkdale Mall Beaumont, TX	1972/2001	2018	100%	1,118,199	293,916	N/A	N/A	Former Ashley HomeStore, former Beall's, Dillard's, Forever 21, H&M, JC Penney, former Macy's, former Sears, 2nd & Charles, Tilt
Total Malls				3,826,164	1,086,132

Outlet Centers:
Property / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total Center SF (1)	Total In-Line GLA (2)	In-Line Sales per Square Foot (3)	Percentage In-Line GLA Leased (4)	Anchors & Junior Anchors (5)
The Outlet Shoppes at Gettysburg Gettysburg, PA	2000/2012	N/A	50%	249,937	249,937	N/A	N/A	None
The Outlet Shoppes at Laredo Laredo, TX	2017	N/A	65%	359,213	316,466	N/A	N/A	H&M, Nike Factory Store
Total Outlet Centers				609,150	566,403

Total Excluded Properties				4,435,314	1,652,535

(1)	Total center square footage includes square footage of attached shops, immediately adjacent Anchor and Junior Anchor locations and leased freestanding locations of the property.
(2)	Excludes tenants 20,000 square feet and over.
(3)	Totals represent weighted averages for reporting tenants of 10,000 square feet or less.
(4)	Includes tenants under 20,000 square feet with leases in effect as of December 31, 2021.
(5)	Anchors and Junior Anchors listed are immediately adjacent to the Property or are in freestanding locations immediately adjacent to the Property.
(6)	Brookfield Square - The annual ground rent for 2021 was $91.
(7)	This Property is owned in an unconsolidated joint venture.
(8)	Coastal Grand – Dick’s Sporting Goods relocated to a new location in 2020.
(9)	Cross Creek Mall – The former Sears is under contract to be sold to Main Event.
(10)	Dakota Square Mall – Scheels purchased the former Sears. Construction is in process.
(11)

Hanes Mall – The former Macy’s was purchased by Truliant Federal Credit Union, which has plans to redevelop this space for future office and retail with the construction start and opening to be determined.

(12)	Hanes Mall – The former Sears was purchased by Novant Health, which has indicated plans to redevelop this space for future medical office with the construction start and opening to be determined.
(13)	Harford Mall – The former Sears sold and is under construction for a future grocer.
(14)	Meridian Mall - We are the lessee under several ground leases in effect through March 2067, with extension options. Fixed rent is $19 per year plus 3% to 4% of all rent.
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

(17)	Sunrise Mall – Main Event under construction in the former Sears space and is expected to open in 2022. TruFit opened in the former Sears space in 2021.
(18)	West Towne Mall – Von Maur is under construction and will open in 2022 in the former Boston Store space.
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

(20)

Pearland Town Center is a mixed-use center which combines retail, office and residential components. For segment reporting purposes, the retail portion of the center is classified in Malls and the office and residential portions are classified as All Other. In 2021, we sold The Residences at Pearland Town Center, which was the residential portion.

(21)

We exclude properties for which we are working or intend to work with the lender on a restructure of the terms of the loan secured by the property or convey the secured property to the lender (“Excluded Properties”). Operational metrics are not reported for Excluded Properties.

Inline and Adjacent Freestanding Stores

The Malls, Lifestyle Centers and Outlet Centers have approximately 4,731 inline and adjacent freestanding stores. National and regional retail chains (excluding local franchises) lease approximately 68.7% of the occupied inline and adjacent freestanding store GLA. Although inline and adjacent freestanding stores occupy only 34.5% of the total Mall, Lifestyle Center and Outlet Center GLA (the remaining 65.5% is occupied by Anchors and Junior Anchors and a small percentage is vacant), the Malls, Lifestyle Centers and Outlet Centers received 84.6% of their total revenues from inline and adjacent freestanding stores for the year ended December 31, 2021.

Mall, Lifestyle Center and Outlet Center Lease Expirations

The following table summarizes the scheduled lease expirations for inline and adjacent freestanding stores as of December 31, 2021:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as a % of Total Leased GLA (3)
2022	659	$57,554,970	1,724,479	$33.38	13.7%	15.4%
2023	786	102,055,954	2,797,417	36.48	24.3%	25.1%
2024	597	68,890,210	1,969,147	34.98	16.4%	17.6%
2025	348	52,567,792	1,217,737	43.17	12.5%	10.9%
2026	335	51,867,514	1,254,523	41.34	12.3%	11.2%
2027	207	35,979,287	852,612	42.20	8.6%	7.6%
2028	135	21,407,366	551,116	38.84	5.1%	4.9%
2029	103	14,187,603	418,350	33.91	3.4%	3.7%
2030	66	10,161,696	246,263	41.26	2.4%	2.2%
2031	39	5,835,890	132,148	44.16	1.4%	1.2%

(1)

Total annualized gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2021 for expiring leases that were executed as of December 31, 2021. Based on 100% of the applicable amounts and has not been adjusted for our ownership share.

(2)

Total annualized gross rent, including recoverable CAM expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2021.

(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2021.

See page 58 for a comparison between rents on leases that expired in the current reporting period compared to rents on new and renewal leases executed in 2021.

Tenant Occupancy Costs

Occupancy cost is a tenant’s total cost of occupying its space, divided by its sales. Inline and adjacent freestanding store sales represent total sales amounts received from reporting tenants with space of less than 10,000 square feet.

The following table summarizes tenant occupancy costs as a percentage of total inline and adjacent freestanding store sales for reporting tenants less than 10,000 square feet, excluding license agreements, for each of the past three years:

	Year Ended December 31, (1)
	2021	2020	2019
In-line store sales (in millions)	$3,802	N/A (2)	$4,386
In-line tenant occupancy costs	10.65%	N/A (2)	12.07%

(1)

In certain cases, we own less than a 100% interest in the Mall, Lifestyle Center or Outlet Center. The information in this table is based on 100% of the applicable amounts and has not been adjusted for our ownership share.

(2)	Due to the temporary property and store closures that occurred, we do not believe occupancy cost to be an accurate measure for the year ended December 31, 2020.

Debt on Malls, Lifestyle Centers and Outlet Centers

Please see the table entitled “Mortgage Loans Outstanding at December 31, 2021” included herein for information regarding any liens or encumbrances related to our Malls, Lifestyle Centers and Outlet Centers.

Other Property Types

Other property types include the following three categories:

(1)

Open-Air Centers - Designed to attract local and regional area customers and are typically anchored by a combination of big box retailers, supermarkets or value-priced stores that attract shoppers to each center’s small shops. The tenants at our Open-Air Centers typically offer necessities, value-oriented and convenience merchandise.

(2)	Other - Office Buildings and Hotel.

See Note 1 to the consolidated financial statements for additional information on the number of consolidated and unconsolidated Properties in each of the above categories related to our other property types. The following tables set forth certain information for each of our other property types at December 31, 2021:

Open-Air Centers:
Property / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total Center SF (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors & Junior Anchors
Ambassador Town Center (4) Lafayette, LA	2016	65%	419,301	265,328	97%	Costco (5), Dick's Sporting Goods, Marshalls, Nordstrom Rack
Annex at Monroeville Pittsburgh, PA	1986	100%	185,517	185,517	100%	Dick's Sporting Goods, Steel City Indoor Karting
Coastal Grand Crossing (4) Myrtle Beach, SC	2005	50%	37,234	37,234	84%	PetSmart
CoolSprings Crossing Nashville, TN	1992	100%	366,451	78,810	90%	American Signature Furniture (5), Electronic Express (6), Gabe's (6), Target (5), Urban Air Adventure Park (6)
Courtyard at Hickory Hollow Nashville, TN	1979	100%	68,468	68,468	97%	AMC Theatres
Fremaux Town Center (4) Slidell, LA	2014/2015	65%	616,339	488,339	85%	Best Buy, Dick's Sporting Goods, Dillard's (5), Kohl's, LA Fitness, Michaels, T.J. Maxx
Frontier Square Cheyenne, WY	1985	100%	186,552	16,527	100%	Ross Dress for Less (6), Target (5), T.J. Maxx (6)
Governor's Square Plaza (4) Clarksville, TN	1985/1988	50%	168,373	71,803	100%	Bed Bath & Beyond, Jo-Ann Fabrics & Crafts, Target (5)
Gunbarrel Pointe Chattanooga, TN	2000	100%	273,913	147,913	100%	Kohl's, Target (5), Whole Foods
Hamilton Corner Chattanooga, TN	1990/2005	90%	67,310	67,310	100%	None
Hamilton Crossing Chattanooga, TN	1987/2005	92%	192,074	98,961	100%	Electronic Express (5), HomeGoods (6), Michaels (6), T.J. Maxx

Open-Air Centers:
Property / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total Center SF (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors & Junior Anchors
Hammock Landing (4) West Melbourne, FL	2009/2015	50%	568,968	345,001	98%	Academy Sports + Outdoors, AMC Theatres, HomeGoods, Kohl's (5), Marshalls, Michaels, Ross Dress for Less, Target (5)
Harford Annex Bel Air, MD	1973/2003	100%	107,656	107,656	100%	Best Buy, Office Depot, PetSmart
The Landing at Arbor Place Atlanta (Douglasville), GA	1999	100%	162,960	113,719	81%	Ben's Furniture and Antiques, Ollie's Bargain Outlet, One Life Fitness (5)
Layton Hills Convenience Center Layton, UT	1980	100%	92,942	92,942	91%	Bed Bath & Beyond
Layton Hills Plaza Layton, UT	1989	100%	18,836	18,836	100%	None
Parkdale Crossing Beaumont, TX	2002	100%	88,064	88,064	N/A	Barnes & Noble
The Pavilion at Port Orange (4) Port Orange, FL	2010	50%	398,030	398,030	92%	Belk, HomeGoods, Marshalls, Michaels, Regal Cinemas
The Plaza at Fayette Lexington, KY	2006	100%	215,745	215,745	87%	Cinemark, Sports Center
The Promenade D'Iberville, MS	2009/2014	85%	621,448	404,488	100%	Ashley Furniture HomeStore, Bed Bath & Beyond, Best Buy, Dick's Sporting Goods, Kohl's (5), Marshalls, Michaels, Ross Dress for Less, Target (5)
The Shoppes at Eagle Point (4) Cookeville, TN	2018	100%	230,239	230,239	98%	Academy Sports + Outdoors, Publix, Ross Dress for Less
The Shoppes at Hamilton Place Chattanooga, TN	2003	92%	132,009	132,009	95%	Bed Bath & Beyond, Marshalls, Ross Dress for Less
The Shoppes at St. Clair Square Fairview Heights, IL	2007	100%	84,383	84,383	95%	Barnes & Noble
Sunrise Commons Brownsville, TX	2001	100%	205,571	104,126	91%	former Kmart (6), Marshalls, Ross Dress for Less
The Terrace Chattanooga, TN	1997	92%	158,175	158,175	100%	Academy Sports + Outdoors, Party City
West Towne Crossing Madison, WI	1980	100%	460,875	168,978	98%	Barnes & Noble, Best Buy, Kohl's (5), Metcalf's Markets (5), Nordstrom Rack, Office Max (6), former Shopko (5), former Stein Mart (6)
WestGate Crossing Spartanburg, SC	1985/1999	100%	158,262	158,262	98%	Big Air Trampoline Park, Hamricks, Jo-Ann Fabrics & Crafts
Westmoreland Crossing Greensburg, PA	2002	100%	278,995	278,995	97%	AMC Theatres, Dick's Sporting Goods, Levin Furniture, Michaels, T.J. Maxx
York Town Center (4) York, PA	2007	50%	297,490	247,490	97%	Bed Bath & Beyond, Best Buy, Christmas Tree Shops, Dick's Sporting Goods (5), Ross Dress for Less, Staples
Total Open-Air Centers			6,862,180	4,873,348	95%

Other:
Property / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total Center SF (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors & Junior Anchors
840 Greenbrier Circle Office Chesapeake, VA	1983	100%	50,665	50,665	100%	None
Aloft Hotel Chattanooga, TN	2021	50%	89,674	N/A	100%	None
CBL Center (7) Chattanooga, TN	2001	92%	130,736	131,354	77%	None
CBL Center II (7) Chattanooga, TN	2008	92%	74,863	74,941	100%	None
Pearland Office Pearland, TX	2009	100%	66,915	66,915	100%	None
Total Other			412,853	323,875	91%

Total Other Property Types			7,283,819	5,206,510	95%

(1)	Total center square footage includes square footage of attached shops, attached and immediately adjacent Anchors and Junior Anchors and leased freestanding locations.
(2)	All leasable square footage, including Anchors and Junior Anchors.
(3)	Includes all leased Anchors, Junior Anchors and tenants with leases in effect as of December 31, 2021.
(4)	This Property is owned in an unconsolidated joint venture.
(5)	Owned by the tenant.
(6)	Owned by a third party.
(7)

We own a 92% interest in the CBL Center office buildings, with an aggregate square footage of approximately 205,000 square feet, where our corporate headquarters is located. As of December 31, 2021, we occupied 45.3% of the total square footage of the buildings.

Other Property Types Lease Expirations

The following table summarizes the scheduled lease expirations for tenants in occupancy at Other Property Types as of December 31, 2021:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as a % of Total Leased GLA (3)
2022	71	$7,564,917	490,079	$15.44	8.3%	9.5%
2023	82	11,162,851	519,613	21.48	12.2%	10.1%
2024	89	13,632,185	794,895	17.15	14.9%	15.5%
2025	88	19,406,298	1,102,142	17.61	21.2%	21.5%
2026	87	14,946,758	789,808	18.92	16.3%	15.4%
2027	46	10,251,935	570,920	17.96	11.2%	11.1%
2028	29	4,974,326	319,423	15.57	5.4%	6.2%
2029	28	3,337,742	172,287	19.37	3.6%	3.4%
2030	22	3,990,893	223,955	17.82	4.4%	4.4%
2031	17	2,225,645	153,952	14.46	2.4%	3.0%

(1)

Total annualized gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2021 for expiring leases that were executed as of December 31, 2021. Based on 100% of the applicable amounts and has not been adjusted for our ownership share.

(2)

Total annualized gross rent, including recoverable CAM expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2021.

(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2021.

Debt on Other Property Types

Please see the table entitled “Mortgage Loans Outstanding at December 31, 2021” included herein for information regarding any liens or encumbrances related to our Other Property Types.

Anchors and Junior Anchors

Anchors and Junior Anchors are an important factor in a property’s successful performance. However, over the past several years the number of traditional department store anchors have declined, providing us the opportunity to redevelop these spaces to attract new uses such as restaurants, entertainment, fitness centers, casinos, grocery stores and lifestyle retailers that engage consumers and encourage them to spend more time at our Properties. Anchors are generally a department store or, increasingly, other large format tenants, including retailers whose merchandise appeals to a broad range of shoppers, and non-retail uses. Anchors play a significant role in generating customer traffic and creating a desirable location for the Property's tenants.

Anchors and Junior Anchors may own their stores and the land underneath, as well as the adjacent parking areas, or may enter into long-term leases with respect to their stores. Rental rates for Anchor tenants are significantly lower than the rents charged to non-anchor tenants. Total revenues from Anchors and Junior Anchors accounted for 15.4% of the total revenues from our Properties in 2021. Each Anchor and Junior Anchor that owns its store has entered into an operating and reciprocal easement agreement with us covering items such as operating covenants, reciprocal easements, property operations, initial construction and future expansion.

During 2021, the following Anchors and Junior Anchors were added to our Properties, as listed below:

Name	Property	Location
Galleria Furniture and Mattress	CherryVale Mall	Rockford, IL
Hobby Lobby (Owned by others)	West Towne Mall	Madison, WI
Hollywood Casino	York Galleria	York, PA
Hospital Corporation of America	Pearland Town Center	Beaumont, TX
Rooms To Go (Owned by others)	Cross Creek Mall	Fayetteville, NC
Sports Center	The Plaza at Fayette Mall	Lexington, KY
Tilt	Richland Mall	Waco, TX
TruFit (Owned by others)	Sunrise Mall	Brownsville, TX
Vision Church	Stroud Mall	Stroudsburg, PA

As of December 31, 2021, the Properties had a total of 442 Anchors and Junior Anchors, including 52 vacant Anchor and Junior Anchor locations, and excluding Anchors and Junior Anchors at our Excluded Malls. The Anchors and Junior Anchors and the amount of GLA leased or owned by each as of December 31, 2021 is as follows:

	Number of Stores				Gross Leasable Area
Anchor/Junior Anchor	Leased (Owned by CBL)	Owned by Others	Ground Leased (Owned by CBL)	Total	Leased (Owned by CBL)	Owned by Others	Ground Leased (Owned by CBL)	Total Gross Leased Area
JC Penney (1)	17	21	4	42	1,818,743	2,565,562	586,030	4,970,335
Dillard's	2	30	4	36	116,376	4,196,709	659,763	4,972,848
Macy's	8	12	3	23	905,442	1,943,839	658,388	3,507,669
Belk	5	12	4	21	430,017	1,651,861	397,480	2,479,358
Sears	—	—	1	1	—	—	147,766	147,766
Academy Sports + Outdoors	3	—	—	3	199,091	—	—	199,091
AMC Theatres	4	—	1	5	160,295	—	56,255	216,550
American Signature Furniture	—	1	—	1	—	61,620	—	61,620
Ashley HomeStore	1	—	—	1	20,000	—	—	20,000
At Home	—	1	—	1	—	124,700	—	124,700
Barnes & Noble	15	—	—	15	460,805	—	—	460,805
Bed Bath & Beyond Inc.:
Bed Bath & Beyond	8	—	—	8	219,940	—	—	219,940
Christmas Tree Shops	1	—	—	1	33,992	—	—	33,992
Bed Bath & Beyond Inc. Subtotal	9	—	—	9	253,932	—	—	253,932
Ben's Furniture and Antiques	1	—	—	1	35,895	—	—	35,895
Best Buy	5	—	1	6	182,485	—	45,070	227,555
Big Air Trampoline Park	1	—	—	1	33,938	—	—	33,938

	Number of Stores				Gross Leasable Area
Anchor/Junior Anchor	Leased (Owned by CBL)	Owned by Others	Ground Leased (Owned by CBL)	Total	Leased (Owned by CBL)	Owned by Others	Ground Leased (Owned by CBL)	Total Gross Leased Area
BJ's Wholesale Club	1	—	—	1	85,188	—	—	85,188
Books-A-Million	1	—	—	1	20,642	—	—	20,642
Boscov's (1)	—	1	—	1	—	150,000	—	150,000
Burlington (2)	1	2	—	3	63,013	94,049	—	157,062
Carousel Cinemas	1	—	—	1	52,000	—	—	52,000
Cinemark	7	—	—	7	382,506	—	—	382,506
Conn's Home Plus (1)	—	1	—	1	—	38,312	—	38,312
Costco	—	1	—	1	—	153,973	—	153,973
Dave & Buster's (2)	2	1	—	3	61,316	26,509	—	87,825
Dick's Sporting Goods Inc.:
Dick's Sporting Goods	22	1	1	24	1,255,378	50,000	80,515	1,385,893
Dick's Warehouse	1	—	—	1	77,117	—	—	77,117
Dick's Sporting Goods Inc. Subtotal	23	1	1	25	1,332,495	50,000	80,515	1,463,010
Dunham's Sports	2	—	—	2	125,551	—	—	125,551
EFO Furniture & Mattress Outlet	1	—	—	1	43,171	—	—	43,171
Electronic Express (1)	—	2	—	2	—	87,573	—	87,573
Encore	3	—	—	3	76,096	—	—	76,096
Flip N Fly	1	—	—	1	27,972	—	—	27,972
Flix Brewhouse	1	—	—	1	39,150	—	—	39,150
Foot Locker	1	—	—	1	22,847	—	—	22,847
Forever 21	5	—	—	5	133,142	—	—	133,142
The Fresh Market	1	—	—	1	21,442	—	—	21,442
Gabe's (1)	—	1	—	1	—	29,596	—	29,596
Galleria Furniture and Mattress	1	—	—	1	128,330	—	—	128,330
Gold's Gym	1	—	—	1	30,664	—	—	30,664
H&M	26	—	—	26	575,062	—	—	575,062
Hamrick's	1	—	—	1	40,000	—	—	40,000
Harris Teeter	—	—	1	1	—	—	72,757	72,757
High Caliber Karting	1	—	—	1	100,683	—	—	100,683
Hobby Lobby (2)	1	1	—	2	52,500	61,659	—	114,159
Hollywood Casino	1	—	—	1	79,500	—	—	79,500
Hospital Corporation of America	1	—	—	1	48,000	—	—	48,000
I. Keating Furniture	1	—	—	1	103,994	—	—	103,994
Jax Outdoor Gear (1)	—	1	—	1	—	83,055	—	83,055
Jo-Ann Fabrics & Crafts	3	—	—	3	73,738	—	—	73,738
Kings Dining & Entertainment	1	—	—	1	22,678	—	—	22,678
Kohl's	2	4	1	7	142,205	312,731	83,000	537,936
LA Fitness	1	—	—	1	41,000	—	—	41,000
Launch Trampoline Park	1	—	—	1	31,989	—	—	31,989
Levin Furniture	1	—	—	1	55,314	—	—	55,314
Live! Casino Pittsburgh	1	—	—	1	129,552	—	—	129,552
LIVE Ventures, Inc.:
V-Stock	1	—	—	1	23,058	—	—	23,058
Vintage Stock	1	—	—	1	46,108	—	—	46,108
LIVE Ventures, Inc. Subtotal	2	—	—	2	69,166	—	—	69,166
Main Event	1	—	—	1	61,844	—	—	61,844
Marcus Theatres	1	—	—	1	57,500	—	—	57,500
Metcalfe's Market (1)	—	1	—	1	—	67,365	—	67,365
Michaels (1)	6	1	—	7	132,595	23,645	—	156,240
Movie Tavern by Marcus	1	—	—	1	40,585	—	—	40,585
Nickels and Dimes, Inc.:
Tilt	1	—	—	1	22,484	—	—	22,484
Tilt Studio	2	—	—	2	163,949	—	—	163,949
Nickels and Dimes, Inc. Subtotal	3	—	—	3	186,433	—	—	186,433

	Number of Stores				Gross Leasable Area
Anchor/Junior Anchor	Leased (Owned by CBL)	Owned by Others	Ground Leased (Owned by CBL)	Total	Leased (Owned by CBL)	Owned by Others	Ground Leased (Owned by CBL)	Total Gross Leased Area
Nordstrom	—	—	2	2	—	—	385,000	385,000
Nordstrom Rack	2	—	—	2	56,053	—	—	56,053
O2 Fitness	1	—	—	1	27,048	—	—	27,048
Office Depot	1	—	—	1	23,425	—	—	23,425
OfficeMax (1)	—	1	—	1	—	24,606	—	24,606
Old Navy	1	—	—	1	20,257	—	—	20,257
Ollie's Bargain Outlet	1	—	—	1	28,446	—	—	28,446
One Life Fitness (1)	—	1	—	1	—	49,241	—	49,241
Party City	1	—	—	1	20,841	—	—	20,841
PetSmart	2	—	—	2	46,248	—	—	46,248
Planet Fitness	3	—	—	3	63,509	—	—	63,509
Publix	1	—	—	1	45,600	—	—	45,600
Regal Cinemas	3	1	1	5	188,365	57,854	60,400	306,619
REI	1	—	—	1	24,427	—	—	24,427
Restoration Hardware Outlet	1	—	—	1	24,558	—	—	24,558
Rooms To Go	—	1	—	1	—	45,000	—	45,000
Ross Dress for Less (1)(2)	8	2	—	10	215,747	70,981	—	286,728
Round1 Bowling & Amusement	1	—	—	1	50,000	—	—	50,000
Saks Fifth Avenue OFF 5TH	1	—	—	1	24,807	—	—	24,807
Scheel's	2	—	—	2	200,536	—	—	200,536
Schuler Books & Music	1	—	—	1	24,116	—	—	24,116
ShopRite	1	—	—	1	87,381	—	—	87,381
Sleep Inn & Suites	—	—	1	1	—	—	123,506	123,506
Southwest Theaters	1	—	—	1	29,830	—	—	29,830
Sports Center	1	—	—	1	60,000	—	—	60,000
Sportsman's Warehouse (1)	—	1	—	1	—	48,171	—	48,171
Staples	1	—	—	1	20,388	—	—	20,388
Steel City Indoor Karting	1	—	—	1	64,135	—	—	64,135
Target	—	8	—	8	—	948,730	—	948,730
The TJX Companies, Inc.:
HomeGoods (1)	4	1	—	5	97,277	26,355	—	123,632
Marshalls	7	—	—	7	207,050	—	—	207,050
T.J. Maxx (1)	4	1	—	5	109,031	28,081	—	137,112
The TJX Companies, Inc. Subtotal	15	2	—	17	413,358	54,436	—	467,794
Total Wine and More (2)	—	1	—	1	—	28,350	—	28,350
TruFit Athletic Club	1	1	—	2	45,179	43,145	—	88,324
Truist	—	—	1	1	—	—	60,000	60,000
Urban Air Adventure Park (1)	2	1	—	3	82,498	30,404	—	112,902
Vertical Trampoline Park	1	—	—	1	24,972	—	—	24,972
Vision Church	1	—	—	1	43,632	—	—	43,632
Von Maur	—	1	—	1	—	150,000	—	150,000
Wave Fashion	1	—	—	1	27,978	—	—	27,978
WhirlyBall	1	—	—	1	43,440	—	—	43,440
Whole Foods (1)	1	—	1	2	26,841	—	34,320	61,161

Vacant Anchor/Junior Anchor:
Vacant - former AMC Theaters (Carmike Cinema)	1	—	—	1	31,119	—	—	31,119
Vacant - former Bealls	3	—	—	3	111,209	—	—	111,209
Vacant - former Bed Bath & Beyond	2	—	—	2	62,160	—	—	62,160
Vacant - former Bergner's	1	—	—	1	131,616	—	—	131,616
Vacant - former Boston Store (1)	—	2	—	2	—	354,205	—	354,205
Vacant - former Dick's Sporting Goods	2	—	—	2	87,065	—	—	87,065
Vacant - former Dillard's (1)	—	2	—	2	—	159,142	—	159,142
Vacant - former Forever 21 (3)	—	1	—	1	—	57,500	—	57,500

	Number of Stores				Gross Leasable Area
Anchor/Junior Anchor	Leased (Owned by CBL)	Owned by Others	Ground Leased (Owned by CBL)	Total	Leased (Owned by CBL)	Owned by Others	Ground Leased (Owned by CBL)	Total Gross Leased Area
Vacant - former Gordman's	2	—	—	2	107,303	—	—	107,303
Vacant - former JC Penney (1)	—	1	—	1	—	173,124	—	173,124
Vacant - former Macy's (1)(4)	3	4	—	7	240,015	467,649	—	707,664
Vacant - former Regal Cinemas	1	—	—	1	23,360	—	—	23,360
Vacant - former Sears (1)(2)(5)(6)(7)	8	12	3	23	784,212	1,623,734	476,059	2,884,005
Vacant - former Shopko	—	1	—	1	—	97,773	—	97,773
Vacant - former Stein Mart (1)	1	1	—	2	30,463	21,200	—	51,663
Vacant - former Younkers	1	—	—	1	93,597	—	—	93,597

Current Developments:
Future grocer (8)	1	—	—	1	161,358	—	—	161,358
Hobby Lobby/ Mardel Christian (1)(9)	—	1	—	1	—	101,445	—	101,445
Life Storage (1)(10)	—	1	—	1	—	131,915	—	131,915
Main Event (1)(11)		1	—	1	—	64,103	—	64,103
Novant Health	—	1	—	1	—	174,643	—	174,643
Scheels	1	—	—	1	81,296	—	—	81,296
Truliant Federal Credit Union	—	1	—	1	—	150,447	—	150,447
Von Maur (1)(12)	—	1	—	1	—	82,377	—	82,377

Total Anchors/Junior Anchors	266	146	30	442	13,305,269	16,932,933	3,926,309	34,164,511

(1)

The following Anchors/Junior Anchors are owned by third parties: the former Bon-Ton at York Galleria, Boscov’s at York Galleria, the former Boston Store at Brookfield Square, the former Boston Store at East Towne Mall, the former Boston Store at West Towne Mall, Conn’s Home Plus at Post Oak Mall, the former Dillard’s for Women at Richland Mall, Electronic Express at Hamilton Crossing, Gabe’s at CoolSprings Crossing, HomeGoods at Hamilton Crossing, Jax Outdoor Gear at Frontier Mall, JC Penney at Frontier Mall, the former JC Penney at Northgate Mall, the former Kmart at Sunrise Commons, the former Macy’s at Hanes Mall, Metcalfe’s Market at West Towne Crossing, Michaels at Hamilton Crossing, Michaels at Westmoreland Crossing, OfficeMax at West Towne Crossing, One Life Fitness at The Landing at Arbor Place, Ross Dress for Less at Frontier Square, the former Sears at Arbor Place, the former Sears at Hanes Mall, the former Sears at Harford Mall, the former Sears at Northgate Mall, the former Sears at Post Oak Mall, the former Sears at Sunrise Mall, the former Sears at Volusia Mall, the former Sears at WestGate Mall, Sportsman’s Warehouse at Southaven Towne Center, the former Stein Mart at West Towne Crossing, T.J. Maxx at Frontier Square, T.J. Maxx at Westmoreland Crossing, Urban Air Adventure Park at CoolSprings Crossing and Whole Foods at Friendly Center.

(2)

The following are owned by Seritage Growth Properties: Burlington at Kentucky Oaks Mall, Burlington at Northwoods Mall, Dave & Buster’s at West Towne Mall, Hobby Lobby at West Towne Mall, Ross Dress for Less at Kentucky Oaks Mall, the former Sears at Imperial Valley Mall and Total Wine and More at West Towne Mall.

(3)	The upper floor of Belk for Men at Hamilton Place Mall was formerly leased by Belk to Forever 21 and is now vacant.
(4)	The former Macy’s space at Hanes Mall will be redeveloped for future medical office space (owned by others).
(5)	The former Sears space at Hanes Mall will be redeveloped for future office and retail space (owned by others).
(6)	The former Sears space at Dakota Square Mall was purchased by Scheels for expansion. Under construction and expected to open in 2022.
(7)	The former Sears space at Cross Creek Mall is under contract to be sold to Main Event.
(8)	The former Sears at Harford Mall was sold and is under construction for a future grocer.
(9)	The former Kmart space at Sunrise Common will be redeveloped into Hobby Lobby/Mardel Christian (owned by others).
(10)	The former Bon-Ton space at York Galleria will be redeveloped into Life Storage (owned by others).
(11)	A portion of the former Sears space at Sunrise Mall will be redeveloped into a Main Event (owned by others).
(12)	A portion of the former Boston Store at West Towne Mall is being redeveloped into a Von Maur (owned by others).

Mortgage Loans Outstanding at December 31, 2021 (in thousands):

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/21 (1)	2022 Annual Debt Service (2)	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity (2)	Open to Prepayment Date (3)	Footnote
Consolidated Debt
Malls:
Arbor Place	100%	5.10%	$101,771	$3,078	May-22	—	$100,861	Open	(4)	(5)
Brookfield Square Anchor Redevelopment	100%	3.00%	27,461	1,810	Dec-23	Dec-24	25,661	Open
Cross Creek Mall	100%	4.54%	102,264	1,947	Jan-22	—	101,500	Open	(6)
Fayette Mall	100%	5.42%	135,134	13,527	May-21	—	135,134	Open	(7)
Hamilton Place	90%	4.36%	96,244	6,400	Jun-26	—	85,535	Open
Jefferson Mall	100%	4.75%	58,654	4,494	Jun-26	—	50,464	Open	(4)	(5)
Northwoods Mall	100%	5.08%	60,709	1,449	Apr-22	—	60,292	Open	(4)	(5)
Southpark Mall	100%	4.85%	55,567	1,996	Jun-22	—	54,924	Open	(4)	(5)
Volusia Mall	100%	4.56%	43,641	4,608	May-24	—	37,207	Open
WestGate Mall	100%	4.99%	30,322	1,525	Jul-22	—	29,670	Open
			711,767	40,834			681,248
Lifestyle Center
Alamance Crossing	100%	5.83%	42,522	3,589	Jul-21	—	42,522	Open	(4)	(5)

Lender:
Greenbrier Mall	100%	5.41%	61,647	3,082	Dec-19	—	61,647	Open	(8)
The Outlet Shoppes at Gettysburg	50%	4.80%	35,804	2,422	Oct-25	—	32,927	Open	(4)	(5)
The Outlet Shoppes at Laredo	65%	3.35%	39,450	2,649	Jun-23	Jun-24	37,650	Open	(9)
Parkdale Mall & Crossing	100%	5.85%	69,460	7,241	Mar-21	—	69,460	Open	(4)	(5)
			206,361	15,394			201,684
Outparcel and other:
CBL Center	92%	5.00%	15,320	750	Jun-22	—	14,949	Open	(10)

Open-Air Center
Hamilton Crossing & Expansion	92%	5.99%	7,868	819	Apr-21	—	7,868	Open	(5)

Corporate Debt:
Exit Credit Agreement	100%	3.75%	880,091	77,500	Nov-25	Nov-26/Nov-27	710,830	Open	(11)
7.0% Exchangeable Senior Secured Notes	100%	7.00%	150,000	10,500	Nov-28	—	150,000	Open	(12)
10.0% Senior Secured Notes	100%	10.00%	395,000	39,500	Nov-29	—	395,000	Open	(13)
			1,425,091	127,500			1,255,830

Total Consolidated Debt			$2,408,929	$188,886			$2,204,101

Unconsolidated Debt
Malls:
Coastal Grand	50%	4.09%	$102,754	$6,958	Aug-24	—	$95,249	Open	(14)
Coastal Grand - Dick's Sporting Goods	50%	5.05%	6,949	451	Nov-24	—	6,652	Open
CoolSprings Galleria	50%	4.84%	146,013	9,803	May-28	—	125,774	Open
Oak Park Mall	50%	3.97%	262,971	15,630	Oct-25	—	247,061	Open
West County Center	50%	3.40%	166,335	9,729	Dec-22	—	162,270	Open
			685,022	42,571			637,006
Lifestyle Centers:
Friendly Shopping Center	50%	3.48%	88,147	5,375	Apr-23	—	85,203	Open
The Shops at Friendly Center	50%	3.34%	60,000	2,004	Apr-23	—	60,000	Open
			148,147	7,379			145,203
Outlet Centers:
The Outlet Shoppes at Atlanta	50%	4.90%	68,375	5,095	Nov-23	—	65,036	Open
The Outlet Shoppes at Atlanta - Phase II	50%	3.00%	4,471	271	Nov-23	—	4,221	Open
The Outlet Shoppes at El Paso	50%	5.10%	71,362	4,888	Oct-28	—	61,342	Open

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/21 (1)	2022 Annual Debt Service (2)	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity (2)	Open to Prepayment Date (3)	Footnote
The Outlet Shoppes of the Bluegrass	50%	4.05%	66,765	4,464	Dec-24	—	61,316	Open	(14)
The Outlet Shoppes of the Bluegrass - Phase II	50%	3.63%	8,097	822	Oct-22	Apr-23	7,597	Open
			219,070	15,540			199,512
Open-Air Centers:
Ambassador Town Center	65%	3.22%	41,310	2,347	Jun-23	—	39,189	Open	(15)
Ambassador Town Center Infrastructure Improvements	65%	3.74%	8,250	1,204	Mar-25	—	3,235	Open	(9)
Fremaux Town Center	65%	3.70%	62,391	4,480	Jun-26	—	52,130	Open
Hammock Landing - Phase I	50%	2.60%	39,017	2,611	Feb-25	Feb-26	34,033	Open
Hammock Landing - Phase II	50%	2.60%	13,893	1,067	Feb-25	Feb-26	11,602	Open
The Pavilion at Port Orange	50%	2.60%	51,548	3,392	Feb-25	Feb-26	45,998	Open
The Shoppes at Eagle Point	50%	2.85%	33,884	1,971	Oct-22	—	32,885	Open
York Town Center	50%	4.90%	28,701	503	Feb-22	—	28,701	Open	(16)
York Town Center - Pier 1	50%	2.85%	1,106	21	Feb-22	—	1,102	Open	(16)
			280,100	17,596			248,875
Outparcels and others:
Coastal Grand Outparcel	50%	4.09%	4,958	336	Aug-24	—	4,596	Open	(14)
Hamilton Place Aloft Hotel	50%	2.55%	16,800	752	Nov-24	—	15,871	Open
			21,758	1,088			20,467
Lender:
Asheville Mall	100%	5.80%	62,121	—	Sep-21	—	62,121	Open	(17)
EastGate Mall	100%	5.83%	29,951	—	Apr-21	—	29,951	Open	(17)
			92,072	—			92,072

Total Unconsolidated Debt			$1,446,169	$84,174			$1,343,135
Total Consolidated and Unconsolidated Debt			$3,855,098	$273,060			$3,547,236
Company's Pro-Rata Share of Total Debt			$3,174,633	$229,418					(18)

(1)	The amount listed includes 100% of the loan amount even though the Operating Partnership may have less than a 100% ownership interest in the Property.
(2)	Assumes extension option will be exercised, if applicable.
(3)	Prepayment premium is based on yield maintenance or defeasance.
(4)	On November 1, 2021, the Company emerged from bankruptcy. The loan remains in default due to the Company filing the Chapter 11 Cases, which constituted an event of default with respect to the loan.
(5)	We are in discussions with the lender regarding an extension.
(6)	Subsequent to December 31, 2021, the loan was extended to May 2022. We remain in discussions with the lender regarding an extension.
(7)

Subsequent to December 31, 2021, the loan was modified to reduce the fixed interest rate to 4.25% and extend the maturity date through May 2023, with three one-year extension options, subject to certain requirements.

(8)

The loan secured by this mall is in default as of December 31, 2021. Subsequent to December 31, 2021, we deconsolidated Greenbrier Mall as a result of losing control when the property was placed in receivership.

(9)	The Operating Partnership owns less than 100% of the Property but guarantees 100% of the debt.
(10)	CBL Center consists of our two corporate office buildings.
(11)

On November 1, 2021, HoldCo I entered into an amended and restated credit agreement providing for an $883.7 million senior secured term loan that matures November 1, 2025. Upon satisfaction of certain conditions, the maturity date will automatically extend to November 1, 2026 and upon further satisfaction of certain conditions the maturity date will automatically extend to November 1, 2027.

(12) On November 1, 2021, HoldCo II entered into a secured exchangeable notes indenture relating to the issuance of 7.0% exchangeable senior secured notes due 2028 in an aggregate principal amount of $150.0 million. The exchangeable notes mature on November 15, 2028 and bear interest at a rate of 7% per annum payable semi-annually on November 15 and May 15, beginning May 15, 2022. Subsequent to December 31, 2021, HoldCo II exercised its optional exchange right with respect to all of the $150.0 million aggregate principal amount of the exchangeable notes, and all of the exchangeable notes were cancelled. See Note 20 to the consolidated financial statements for more information.

(13)

On November 1, 2021, HoldCo II entered into a secured notes indenture relating to the issuance of 10% senior secured notes due 2029 (the “Secured Notes”) in an aggregate principal amount of $455,000. The Secured Notes mature November 15, 2029 and bear interest at a rate of 10% per annum payable semi-annually on November 15 and May 15, beginning May 15, 2022. On November 8, 2021, HoldCo II redeemed $60.0 million aggregate principal amount of the Secured Notes pursuant to an optional redemption. The Secured Notes had a fair value of $395,395 as of December 31, 2021.

(14)	We are in discussions with the lender regarding a forbearance of the default triggered by the Company filing the Chapter 11 Cases, which constituted an event of default with respect to the loan.
(15)

Ambassador Town Center - The unconsolidated affiliate has an interest rate swap on a notional amount of $41,310, amortizing to $38,866 over the term of the swap, to effectively fix the interest rate on the variable-rate loan. Therefore, this amount is currently reflected as having a fixed rate. The swap terminates in June 2023.

(16)

Subsequent to December 31, 2021, we entered into a $30.0 million non-recourse mortgage note payable, secured by York Town Center, that provides for a three-year term and a fixed interest rate of 4.75%. See Note 20 for additional information.

(17)	During the year ended December 31, 2021, we deconsolidated the property due to a loss of control when the property was placed into receivership in connection with the foreclosure process.
(18)

Represents the Company's pro rata share of debt, including our share of unconsolidated affiliates' debt and excluding noncontrolling interests' share of consolidated debt on shopping center properties.

The following is a reconciliation of consolidated debt to our pro rata share of total debt, including debt discounts and unamortized deferred financing costs (in thousands):

Total consolidated debt	$2,408,929
Noncontrolling interests' share of consolidated debt	(29,381)
Company's share of unconsolidated debt	703,013
Other debt	92,072
Unamortized deferred financing costs	(3,538)
Debt discounts	(185,634)
Company's pro rata share of total debt	$2,985,461

As of December 31, 2021, all the real estate assets and working capital of our consolidated subsidiaries are secured as collateral on either property-level loans, the secured term loan, the secured notes or the exchangeable notes. See Note 9 and Note 10 to the consolidated financial statements for additional information regarding property-specific indebtedness.

ITEM 3. LEGAL PROCEEDINGS

The information in this Item 3 is incorporated by reference herein from Note 16. Contingencies.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On the Effective Date, by operation of the Plan, all agreements, instruments, and other documents evidencing, relating to or connected with any equity interests of the Company, including (1) CBL’s old common stock, par value $0.01 per share (the “Old Common Stock”), and CBL’s old preferred stock and related depositary shares (the “Old Preferred Stock”) and (2) the Operating Partnership’s old limited partnership common interests (the “Old LP Common Interests”) and the old limited partnership preferred interests (the “Old LP Preferred Interests”) related to CBL’s Old Preferred Stock, in each case issued and outstanding immediately prior to the Effective Date, and any rights of any holder in respect thereof, were deemed cancelled, discharged and of no force or effect.

On the Effective Date, (1) CBL issued (i) 1,089,717 shares of New Common Stock to (a) existing holders of the Old Common Stock and (b) certain of the existing holders of the Old LP Common Interests that elected to receive shares of New Common Stock in exchange for Old LP Common Interests, (ii) 1,100,000 shares of New Common Stock to existing holders of the Old Preferred Stock, (iii) 15,685,714 shares of New Common Stock to existing holders of the Old Senior Notes and other general unsecured claims, and (iv) 2,114,286 shares of New Common Stock to existing holders of consenting crossholder claims and (2) the Operating Partnership cancelled all of its Old LP Common Interests and issued 200,000 new common units of general partnership interests, 19,789,717 new common units of limited partnership interest (the “New LP Interests”) to subsidiaries of CBL and 10,283 New LP Interests to certain of the existing holders of Old LP Common Interests that have elected to remain limited partners in the Operating Partnership. On the Effective Date, CBL had an aggregate of 20,000,000 shares of New Common Stock issued and outstanding (on a fully diluted basis after giving effect to any future election to exchange all New LP Interests for New Common Stock). On November 2, 2021, the newly issued common stock of the reorganized company commenced trading on the NYSE under the symbol CBL. There were approximately 487 shareholders of record for our common stock as of March 25, 2022. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.

Prior to the Chapter 11 Cases, during 2019 our board of directors suspended all dividend payments on the Company’s then-outstanding equity securities and distributions with respect to the Operating Partnership’s then-outstanding equity securities. The decision to declare and pay dividends on any outstanding shares of our common stock, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors and will depend on our earnings, taxable income, FFO, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our then-current indebtedness, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, Delaware law and such other factors as our board of directors deems relevant. Any dividends payable will be determined by our board of directors based upon the circumstances at the time of declaration. For additional information, see discussion presented under the subheading “Dividends – CBL” in Note 11 of this report. Our actual results of operations will be affected by a number of factors, including the revenues received from the Properties, our operating expenses, interest expense, unanticipated capital expenditures and the ability of the Anchors and tenants at the Properties to meet their obligations for payment of rents and tenant reimbursements.

See Part III, Item 12 contained herein for information regarding securities authorized for issuance under equity compensation plans. There were no repurchases of common stock made by us during the three months ended December 31, 2021.

ITEM 6. [RESERVED]

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

Combined Results

Upon emergence from bankruptcy, we qualified for and adopted fresh start accounting in accordance with Accounting Standards Codification 852, which resulted in our becoming a new entity for financial reporting purposes. As a result, our financial results for the periods from January 1, 2021 through October 31, 2021, the year ended December 31, 2020 and the year ended December 31, 2019 are referred to as the “Predecessor” periods. Our financial results for the period from November 1, 2021 through December 31, 2021 are referred to as the “Successor” period. Our results of operations as reported in our consolidated financial statements for these periods are prepared in accordance with GAAP. See Note 3 for additional information.

Although GAAP requires that we report our results for the period from January 1, 2021 through October 31, 2021 and the period from November 1, 2021 through December 31, 2021 separately, management views the Company’s operating results for the year ended December 31, 2021 by combining the results of the applicable Predecessor and Successor periods because such presentation provides the most meaningful comparison of our results to prior periods. We cannot adequately benchmark the operating results of the period from November 1, 2021 through December 31, 2021 against any of the previous periods reported in its consolidated financial statements without combining it with the period from January 1, 2021 through October 31, 2021. We believe that reviewing the results of the period from November 1, 2021 through December 31, 2021 in isolation would not be useful in identifying trends in or reaching conclusions regarding our overall operating performance. Management believes that the key performance metrics such as revenue, NOI and FFO for the Successor period when combined with the Predecessor period provide more meaningful comparisons to other periods and are useful in identifying current business trends. Accordingly, in addition to presenting our results of operations as reported in our consolidated financial statements in accordance with GAAP, the tables and discussion below also present the combined results for the year ended December 31, 2021.

The combined results for the year ended December 31, 2021, which we refer to herein as the results for the "year ended December 31, 2021" represent the sum of the reported amounts for the Predecessor period from January 1, 2021 through October 31, 2021 and the Successor period from November 1, 2021 through December 31, 2021. These combined results are not considered to be prepared in accordance with GAAP and have not been prepared as pro forma results per applicable regulations. The combined operating results do not reflect the actual results we would have achieved absent our emergence from bankruptcy and may not be indicative of future results. Accordingly, the results for the years ended December 31, 2020 and 2019 may not be comparable, particularly for statement of operations line items significantly impacted by the reorganization transactions, the impact of fresh start accounting on depreciation and amortization, debt discount accretion and the impact of interest expense not being recognized while we were in Chapter 11 bankruptcy protection from the petition date of November 1, 2020 to October 31, 2021.

Executive Overview

We are a self-managed, self-administered, fully integrated REIT that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, outlet centers, lifestyle centers, open-air centers and other properties. We own interests in 94 properties, consisting of 50 malls, 29 open-air centers, five outlet centers, five lifestyle centers and five other properties, including single-tenant and multi-tenant outparcels. Our shopping centers are located in 24 states, and are primarily in the southeastern and midwestern United States. We have elected to be taxed as a REIT for federal income tax purposes.

We conduct substantially all our business through the Operating Partnership. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a VIE. See Item 2 for a description of our Properties owned and under development as of December 31, 2021.

Voluntary Reorganization Under Chapter 11

Beginning on November 1, 2020, CBL and the Operating Partnership, together with the Debtors, filed the Chapter 11 Cases under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Bankruptcy Court authorized the Debtors to continue to operate their businesses and manage their properties as debtors-in-possession pursuant to the Bankruptcy Code. The filing of the Chapter 11 Cases constituted an event of default with respect to certain property-level debt of the Operating Partnership’s subsidiaries, which may result in acceleration of the outstanding principal and other sums due. See Note 2 and Liquidity and Capital Resources for additional information.

In connection with the Chapter 11 Cases, on August 11, 2021, the Bankruptcy Court entered an order, Docket No.1397 (Confirmation Order), confirming the Debtors’ Plan.

On the Effective Date, the conditions to effectiveness of the Plan were satisfied and the Debtors emerged from the Chapter 11 Cases. The Company filed a notice of the Effective Date of the Plan with the Bankruptcy Court on November 1, 2021. Following the Effective Date, certain of the Debtors’ Chapter 11 Cases remain open to administer claims pursuant to the Plan.

On the Effective Date, in exchange for their approximately $1,375.0 million in principal amount of senior unsecured notes and $133.0 million in principal amount of the secured credit facility, Consenting Noteholders, other noteholders, and certain holders of unsecured claims against the Company received, in the aggregate, $95.0 million in cash, $455.0 million of new senior secured notes, $100.0 million of new exchangeable secured notes, based upon the election by certain Consenting Noteholders, and 89% in common equity of the newly reorganized company (subject to dilution, as set forth in the Plan). Certain Consenting Noteholders also provided $50.0 million of new money in exchange for additional new exchangeable secured notes. Pursuant to the Plan the remaining lenders of the senior secured credit facility, holding $983.7 million in principal amount, received $100.0 million in cash and a new $883.7 million secured term loan. Existing common and preferred shareholders each received 5.5% of common equity in the newly reorganized company. On the Effective Date, we had an aggregate 20,000,000 shares of new common stock and units issued and outstanding (on a fully diluted basis after giving effect to any future election to exchange all new limited partnership interests for new common stock). In November 2021, we redeemed $60.0 million in principal amount of the new senior secured notes, which is included in our Successor balance sheet as of the Effective Date.

On the Effective Date, all prior equity interests of the Company issued and outstanding immediately prior to the Effective Date, including (1) CBL’s common stock, par value $0.01 per share and CBL’s preferred stock and related depositary shares and (2) the Operating Partnership’s limited partnership common interests and the limited partnership preferred interests related to the CBL’s preferred stock, and any rights of any holder in respect thereof, were deemed cancelled, discharged and of no force or effect. On November 2, 2021, the newly issued common stock of the reorganized company commenced trading on the NYSE under the symbol CBL.

Although we are no longer a debtor-in-possession, we were a debtor-in-possession through the ten months ended October 31, 2021. See Note 2 and Note 3 to our consolidated financial statements for more information.

COVID-19

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

While our financial and operating results for 2021 reflect the ongoing impact of COVID-19, we saw encouraging improvements in sales and traffic at our centers as vaccination rates increased and government restrictions lessened.  However, uncertainty remains as variants of the virus pose the risk of further outbreaks. For the year ended December 31, 2021, sales increased nearly 16% as compared with the year ended December 31, 2019, which contributed to improving retailer health. Percentage rents and short-term rents increased significantly during the year as a result of the sales and traffic rebound. Improvements in the leasing environment, including increasing tenant demand and significantly lower bankruptcy-related store closures, drove healthy occupancy growth.

The mandated property closures in 2020 resulted in nearly all our tenants closing for a period of time and/or shortening operating hours. As a result, we experienced an increased level of requests for rent deferrals and abatements, as well as defaults on rent obligations. While, in general, we believe that tenants have a clear contractual obligation to pay rent, we worked with our tenants to address rent deferral and abatement requests. The majority of these requests were addressed in 2020 and new requests for deferrals or abatements have slowed as sales and traffic rebound. We have granted rent deferrals totaling approximately $46.4 million since the COVID-19 pandemic began and over 96% have subsequently been collected. We also granted rent abatements totaling approximately $14.5 million and $25.4 million during the years ended December 31, 2021 and 2020, respectively.

Financial Results

We had a net loss for the year ended December 31, 2021 of $639.1 million as compared to a net loss of $335.5 million in the prior-year period. In addition to the impact of the COVID-19 pandemic, significant items that affected the comparability between the year ended December 31, 2021 and the year ended December 31, 2020 include:

▪	Items increasing net loss in 2021 compared to 2020:
•	Reorganization items expense, net, related to our reorganization efforts were $400.6 million higher in 2021 compared to 2020;
•	Interest expense was $67.2 million higher in 2021 than in 2020;
•	Gain on extinguishment of debt of $32.5 million in 2020;

▪	Items decreasing net loss in 2021 compared to 2020:
•	Gain on deconsolidation of $74.3 million in 2021;
•	Loss on impairment was $66.6 million lower in 2021 than in 2020;
•	General and administrative expenses were $25.0 million lower in 2021 than in 2020;
•	Equity in losses of unconsolidated affiliates improved $4.8 million in 2021 compared to 2020;
•	Income tax benefit was $4.8 million in 2021 compared to an income tax provision of $16.8 million in 2020; and
•	Gain on sales of real estate assets was $7.5 million higher in 2021 than in 2020.

Our focus is on continuing to execute our strategy to transform our Properties into dominant centers that offer a mix of retail, service, dining, entertainment and other non-retail uses, primarily through the re-tenanting of former anchor locations as well as diversification of in-line tenancy. This operational strategy is also supported by our balance sheet strategy focused on reducing overall debt, extending our debt maturity schedule and lowering our overall cost of borrowings to limit maturity risk, improve net cash flow and enhance enterprise value. While the industry and our Company continue to face challenges, some of which may not be in our control, we believe that the strategies in place to redevelop our Properties and diversify our tenant mix will contribute to stabilization of our portfolio and revenues in future years.

Results of Operations

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

Properties that were in operation for the entire year during both 2021 and 2020 are referred to as the “2021 Comparable Properties.” Since January 1, 2020, we opened two self-storage facilities, deconsolidated two properties and disposed of seven properties:

Properties Opened

Property	Location	Date Opened
Parkdale Mall – Self Storage (1)	Beaumont, TX	April 2020
Hamilton Place – Self Storage (1)	Chattanooga, TN	July 2020
(1)

The property was owned by a joint venture that was accounted for using the equity method of accounting and is included in equity in earnings (losses) of unconsolidated affiliates in the accompanying consolidated statements of operations.

Deconsolidations

Property	Location	Date of Deconsolidation
Asheville Mall (1)	Asheville, NC	January 2021
Park Plaza (1)	Little Rock, AR	March 2021
EastGate Mall (1)	Cincinnati, OH	December 2021
(1)	We deconsolidated the property due to a loss of control when the property was placed into receivership in connection with the foreclosure process.

Dispositions

Property	Location	Sales Date
Hickory Point Mall (1)	Forsyth, IL	August 2020
Burnsville Center (1)	Burnsville, MN	December 2020
EastGate Mall Self Storage	Cincinnati, OH	November 2021
Hamilton Place Self Storage	Chattanooga, TN	November 2021
Mid Rivers Mall Self Storage	St. Peters, MO	November 2021
Parkdale Mall Self Storage	Beaumont, TX	November 2021
Springs at Port Orange	Port Orange, FL	December 2021
(1)	Title to the property was transferred to the mortgage holder in satisfaction of the non-recourse debt secured by the property.

Revenues

(in thousands)

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	For the Period November 1, 2021 through December 31,	For the Period January 1, 2021 through October 31,	Year Ended December 31,	For the Year Ended December 31,		Comparable Properties
	2021	2021	2021	2020	Change	Core	Non-core	Deconsolidation	Dispositions
Rental revenues	$103,252	$450,922	$554,174	$554,064	$110	$26,907	$1,449	$(16,685)	$(11,561)
Management, development and leasing fees	1,500	5,642	7,142	6,800	342	342	—	—	—
Other	4,094	11,465	15,559	14,997	562	1,077	567	(495)	(587)
Total revenues	$108,846	$468,029	$576,875	$575,861	$1,014	$28,326	$2,016	$(17,180)	$(12,148)

Rental revenues from the Comparable Properties increased primarily due to a significantly higher estimate of uncollectable revenues in the prior year period resulting from the impacts of the COVID-19 pandemic, as well as prior year rent concessions to tenants in bankruptcy or that were struggling financially due to the impacts of the COVID-19 pandemic. Percentage rent increased due to higher sales in the current period as sales and traffic improved as vaccination rates increased and government restrictions were lessened.

Operating Expenses

(in thousands)

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	For the Period November 1, 2021 through December 31,	For the Period January 1, 2021 through October 31,	Year Ended December 31,	For the Year Ended December 31,		Comparable Properties
	2021	2021	2021	2020	Change	Core	Non-core	Deconsolidation	Dispositions
Property operating	$(15,258)	$(72,735)	$(87,993)	$(84,061)	$(3,932)	$(8,735)	$(1,278)	$2,960	$3,121
Real estate taxes	(9,598)	(50,787)	(60,385)	(69,686)	9,301	4,643	45	1,788	2,825
Maintenance and repairs	(7,581)	(32,487)	(40,068)	(34,132)	(5,936)	(7,586)	(309)	792	1,167
Property operating expenses	(32,437)	(156,009)	(188,446)	(187,879)	(567)	(11,678)	(1,542)	5,540	7,113
Depreciation and amortization	(49,504)	(158,574)	(208,078)	(215,030)	6,952	(8,259)	4,354	7,287	3,570
General and administrative	(9,175)	(43,160)	(52,335)	(53,425)	1,090	(2,330)	3,057	69	294
Prepetition charges	—	—	—	(23,883)	23,883	23,883	—	—	—
Loss on impairment	—	(146,781)	(146,781)	(213,358)	66,577	66,577	—	—	—
Litigation settlement	118	932	1,050	7,855	(6,805)	(6,805)	—	—	—
Other	(3)	(745)	(748)	(953)	205	270	(65)	—	—
Total operating expenses	$(91,001)	$(504,337)	$(595,338)	$(686,673)	$91,335	$61,658	$5,804	$12,896	$10,977

Property operating expenses at the Comparable Properties increased primarily due to lessening restrictions related to the COVID-19 pandemic that allowed for the reopening of properties in late 2020 following closures related to the COVID-19 pandemic and the actions taken in the prior year period to reduce operating expenses to mitigate the impact of mandated property closures and the effects of the COVID-19 pandemic, including a reduction-in-force and other operating expense initiatives.

The increase in depreciation and amortization expense related to the Comparable Properties primarily relates to a new basis in depreciable assets and intangible in-place lease assets resulting from fresh start accounting, which was partially offset by a lower basis in depreciable assets resulting from impairments recorded since the prior-year period.

For the year ended December 31, 2020, we recorded $23.9 million of prepetition charges representing professional fees related to our negotiations with the administrative agent and lenders under the secured credit facility and certain holders of our senior unsecured notes regarding a restructure of such indebtedness prior to the filing of the Chapter 11 Cases beginning on November 1, 2020. Professional and legal fees, as well as other costs, incurred in the current period related to our restructuring efforts are recorded in Reorganization items in the consolidated statement of operations.

For the year ended December 31, 2021, we recognized $146.8 million of loss on impairment of real estate, which was primarily related to five malls, a redeveloped anchor parcel, an outlet center, an open-air center, an outparcel and vacant land. For the year ended December 31, 2020, we recognized $213.4 million of loss on impairment of real estate to write down the book value of six malls. See Note 17 to the consolidated financial statements for additional information.

For the years ended December 31, 2021 and 2020, we recognized a credit to litigation settlement expense of $1.1 million and $7.9 million, respectively, related to claim amounts that were released pursuant to the terms of a settlement agreement.

Other Income and Expenses

Interest and other income decreased $3.8 million during the year ended December 31, 2021 compared to the prior-year period primarily due to the payoff of a note receivable, interest received on U.S. Treasury securities and gains resulting from insurance settlements in the prior-year period.

Interest expense increased $67.2 million during the year ended December 31, 2021 compared to the prior-year period primarily due to the immediate recognition of debt discount accretion of $131.1 million on property-level debt that was past the maturity date and an increase in default interest expense related to property-level non-recourse loans that are in default, which may not be payable depending on the outcome of negotiations with the lenders. The increase was partially offset by a decrease of $108.1 million due to not recognizing interest expense on the senior unsecured notes and the secured credit facility subsequent to the filing of the Chapter 11 Cases. The property-level debt discounts were recognized in conjunction with valuing our property-level debt as a result of fresh start accounting. The increase was partially offset by not recognizing interest expense on the senior unsecured notes and the secured credit facility subsequent to the filing of the Chapter 11 Cases. See Note 2 for additional information on our emergence from the Chapter 11 Cases.

For the year ended December 31, 2020, we recorded a $32.5 million gain on extinguishment of debt related to two malls that were transferred to the lenders in satisfaction of the non-recourse debt secured by the properties.

For the year ended December 31, 2021, we recorded $74.3 million of gain on deconsolidation related to three malls. See Note 9 for more information.

For the year ended December 31, 2021, we recorded $436.6 million of reorganization items expense, net, which consists of adjustments to record the assets and liabilities of the Successor Company at fair value as of the Effective Date, transactions associated with the Plan, professional fees, legal fees, retention bonuses and U.S. Trustee fees directly related to the Chapter 11 Cases. For the year ended December 31, 2020, we recorded $36.0 million of reorganization items expense, which consists of professional fees directly related to the Chapter 11 Cases, as well as unamortized deferred financing costs and debt discounts expensed in accordance with ASC 852.

Equity in losses of unconsolidated affiliates improved $4.8 million during the year ended December 31, 2021 compared to the prior-year period. The improvement was primarily due to higher earnings of our unconsolidated affiliates and a reduction in uncollectable revenues in the current year-period as compared to the prior-year period due to the impacts of the mandated property closures during 2020 as a result of COVID-19.

The income tax benefit of $4.8 million in 2021 relates to the Management Company, which is a taxable REIT subsidiary, and consists of a current tax provision of $6.0 million and a deferred tax asset of $10.8 million. The deferred tax benefit reflects the removal of the full valuation allowance on the Company’s deferred tax assets based on management’s evaluation of positive and negative indicators and determination that the deferred tax assets would be realized. The income tax provision of $16.8 million in 2020 relates to the Management Company and consists of a current tax provision of $2.3 million and a deferred tax provision of $14.5 million, which reflected establishing a full valuation allowance on our deferred tax assets. The full valuation allowance was recorded due to management’s evaluation of positive and negative indicators and determination that the deferred tax assets would not be realized.

Gain on sales of real estate assets increased $7.5 million compared to the prior-year period. In 2021, we recognized $12.2 million of gain on sales of real estate assets primarily related to the sale of one center, four anchors and four outparcels. In 2020, we recognized $4.7 million of gain on sales of real estate assets primarily related to the sale of eight outparcels.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2020 for a comparison of the year ended December 31, 2020 to the year ended December 31, 2019.

Non-GAAP Measure

Same-center Net Operating Income

NOI is a supplemental non-GAAP measure of the operating performance of our shopping centers and other Properties. We define NOI as property operating revenues (rental revenues, tenant reimbursements and other income) less property operating expenses (property operating, real estate taxes and maintenance and repairs). We also exclude the impact of lease termination fees and certain non-cash items such as straight-line rents and reimbursements, write-offs of landlord inducements and net amortization of acquired above and below market leases.

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

We include a property in our same-center pool when we have owned all or a portion of the Property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year ended December 31, 2020 and the current year ended December 31, 2021. New Properties are excluded from same-center NOI, until they meet these criteria. Properties excluded from the same-center pool, which would otherwise meet these criteria, are properties where we intend to renegotiate the terms of the debt secured by the related property or return the property to the lender. Asheville Mall, EastGate Mall, Greenbrier Mall, Parkdale Mall, The Outlet Shoppes at Gettysburg and The Outlet Shoppes at Laredo were classified as Excluded Properties as of December 31, 2021.

Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss). A reconciliation of our same-center NOI to net loss for the years ended December 31, 2021 and 2020 is as follows (in thousands):

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Period from November 1, through December 31,	Period from January 1, through October 31,	Year Ended December 31,	Year Ended December 31,
	2021	2021	2021	2020
Net loss	$(152,731)	$(486,413)	$(639,144)	$(335,529)
Adjustments: (1)
Depreciation and amortization	58,729	201,799	260,528	268,126
Interest expense	205,449	104,139	309,588	231,309
Abandoned projects expense	3	745	748	952
(Gain) loss on sales of real estate assets	3	(12,187)	(12,184)	(4,696)
Gain on sales of real estate assets of unconsolidated affiliates	—	(70)	(70)	—
Adjustment for unconsolidated affiliates with negative investment	(4,574)	—	(4,574)	—
Gain on extinguishment of debt	—	—	—	(32,521)
Gain on deconsolidation	(19,126)	(55,131)	(74,257)	—
Loss on impairment, net of noncontrolling interests' share	—	136,046	136,046	195,336
Litigation settlement	(118)	(932)	(1,050)	(7,855)
Prepetition charges	—	—	—	23,883
Reorganization items, net of noncontrolling interests' share	1,403	452,378	453,781	35,977
Income tax (benefit) provision	(5,885)	1,078	(4,807)	16,836
Lease termination fees	(3,597)	(4,843)	(8,440)	(6,076)
Straight-line rent and above- and below-market lease amortization	1,930	1,826	3,756	(115)
Net loss attributable to noncontrolling interests in other consolidated subsidiaries	1,186	13,313	14,499	20,683
General and administrative expenses	9,175	43,160	52,335	53,425
Management fees and non-property level revenues	(2,801)	(26,604)	(29,405)	(13,467)
Operating Partnership's share of property NOI	89,046	368,304	457,350	446,268
Non-comparable NOI	(4,170)	(19,069)	(23,239)	(37,814)
Total same-center NOI	$84,876	$349,235	$434,111	$408,454
(1)

Adjustments are based on our Operating Partnership's pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.

Same-center NOI increased 6.3% for the year ended December 31, 2021 as compared to the prior-year period. The $25.8 million increase for the year ended December 31, 2021 compared to 2020 primarily consisted of a $39.0 million increase in revenues offset by a $13.2 million increase in operating expenses. Rental revenues increased $36.9 million during the year ended December 31, 2021, primarily due to a decrease in uncollectable revenues in the current year as compared to the prior year, as well as prior year rent concessions to tenants that were in bankruptcy or were struggling financially due to the impacts of the COVID-19 pandemic. Percentage rent increased due to higher sales in the current year as sales and traffic have improved as vaccination rates increased and government restrictions were lessened, as compared to the significant impact the COVID-19 pandemic had on sales and traffic in the prior-year.

Operational Review

The shopping center business is, to some extent, seasonal in nature with tenants typically achieving the highest levels of sales during the fourth quarter due to the holiday season, which generally results in higher percentage rents in the fourth quarter. Additionally, Malls, Lifestyle Centers and Outlet Centers earn a large portion of their rents from short-term tenants during the holiday period. Thus, occupancy levels and revenue production are generally the highest in the fourth quarter of each year. Results of operations realized in any one quarter may not be indicative of the results likely to be experienced over the course of the fiscal year.

We derive the majority of our revenues from the Malls, Lifestyle Centers and Outlet Centers. The sources of our revenues by property type were as follows:

	As of December 31,
	2021	2020
Malls, Lifestyle Centers and Outlet Centers	87.8%	90.4%
All Other	12.2%	9.6%

Inline and Adjacent Freestanding Store Sales

Inline and adjacent freestanding store sales include reporting mall, lifestyle center and outlet center tenants of 10,000 square feet or less for Malls, Lifestyle Centers and Outlet Centers and exclude license agreements, which are retail leases that are temporary or short-term in nature and generally last more than three months but less than twelve months. The following is a comparison of our same-center sales per square foot for mall, lifestyle center and outlet center tenants of 10,000 square feet or less (Excluded Properties are not included in sales metrics):

	Year Ended December 31,
	2021	2019 (1)	% Change
Mall, Lifestyle Center and Outlet Center same-center sales per square foot	$454	$393	15.5%
(1)

Due to the temporary property and store closures that occurred during 2020 related to COVID-19, the majority of our tenants did not report sales for the full reporting period. As a result, we are not able to provide a complete measure of sales per square foot for the year ended December 31, 2020, and instead have presented the 2019 amount for comparative purposes.

In-Line Store Occupancy

Our portfolio in-line store occupancy is summarized in the following table (Excluded Properties are not included in occupancy metrics):

	As of December 31,
	2021	2020
Total portfolio	89.3%	87.5%
Malls, Lifestyle Centers and Outlet Centers:
Total malls	87.2%	85.5%
Total lifestyle centers	86.7%	84.8%
Total outlet centers	93.6%	89.1%
Total same-center malls, lifestyle centers and outlet centers	87.6%	85.9%
Total malls, lifestyle centers and outlet centers	87.6%	85.8%
All Other:
Total open-air centers	94.8%	93.4%
Total other	90.5%	99.3%

Bankruptcy-related store closures impacted 2020 occupancy by approximately 106 basis points or 171,000 square feet.

Leasing

The following is a summary of the total square feet of leases signed in the year ended December 31, 2021 as compared to the prior year:

	Year Ended December 31,
	2021	2020
Operating portfolio:
New leases	721,436	542,500
Renewal leases	2,435,014	2,062,536
Development portfolio:
New leases	65,334	63,550
Total leased	3,221,784	2,668,586

Average annual base rents per square foot are computed based on contractual rents in effect as of December 31, 2021 and 2020, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type (1):

	December 31,
	2021	2020
Total portfolio	$25.09	$24.85
Malls, Lifestyle Centers and Outlet Centers:
Total same-center malls, lifestyle centers and outlet centers	29.63	29.56
Total malls, lifestyle centers and outlet centers	29.63	29.34
Total malls	30.16	30.22
Total lifestyle centers	27.60	26.11
Total outlet centers	27.34	26.42
All Other:
Total open-air centers	15.05	14.72
Total other	19.32	19.28
(1)	Excluded Properties are not included in base rent. Average base rents for open-air centers and other include all leased space, regardless of size.

Results from new and renewal leasing of comparable in-line space of less than 10,000 square feet during the year ended December 31, 2021 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (1)	% Change Average
All Property Types (2)	1,845,617	$36.81	$32.16	(12.6)%	$32.68	(11.2)%
Malls, Lifestyle Centers & Outlet Centers	1,647,393	38.74	33.32	(14.0)%	33.82	(12.7)%
New leases	216,682	41.75	33.80	(19.0)%	36.11	(13.5)%
Renewal leases	1,430,711	38.28	33.25	(13.1)%	33.47	(12.6)%

(1)	Average gross rent does not incorporate allowable future increases for recoverable common area expenses.
(2)	Includes malls, lifestyle centers, outlet centers, open-air centers and other.

New and renewal leasing activity of comparable in-line space of less than 10,000 square feet for the year ended December 31, 2021, based on commencement date inclusive of the impact of any rent concessions, are as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2021:
New	95	221,836	6.15	$32.61	$35.00	$38.18	$(5.57)	(14.6)%	$(3.18)	(8.3)%
Renewal	407	1,278,323	2.19	27.70	28.11	33.71	(6.01)	(17.8)%	(5.60)	(16.6)%
Commencement 2021 Total	502	1,500,159	2.94	28.43	29.13	34.37	(5.94)	(17.3)%	(5.24)	(15.2)%

Commencement 2022:
New	28	74,409	7.77	37.91	40.40	36.93	0.98	2.7%	3.47	9.4%
Renewal	190	546,727	2.58	35.60	35.85	36.52	(0.92)	(2.5)%	(0.67)	(1.8)%
Commencement 2022 Total	218	621,136	3.25	35.88	36.39	36.57	(0.69)	(1.9)%	(0.18)	(0.5)%

Total 2021/2022	720	2,121,295	3.03	$30.61	$31.25	$35.01	$(4.40)	(12.6)%	$(3.76)	(10.7)%

Liquidity and Capital Resources

2021 Activity

As previously discussed, on the Effective Date, the conditions to effectiveness of the Plan were satisfied and the Debtors emerged from the Chapter 11 Cases. The Plan provided for the elimination of more than $1.6 billion of debt and preferred obligations, including an aggregate cash payment of $195.0 million as noted below, as well as a significant reduction in interest expense. In exchange for their approximately $1.4 billion in principal amount of senior unsecured notes and $133.0 million in principal amount of the secured credit facility, Consenting Noteholders, other noteholders, and certain holders of unsecured claims against the Company received, in the aggregate, $95.0 million in cash, $455.0 million of new senior secured notes, $100.0 million of new exchangeable secured notes, based upon the election by certain Consenting Noteholders, and 89% in common equity of the newly reorganized company (subject to dilution, as set forth in the Plan). Certain Consenting Noteholders also provided $50.0 million of new money in exchange for additional new exchangeable secured notes. Pursuant to the Plan the remaining bank lenders, holding $983.7 million in principal amount under the secured credit facility, received $100.0 million in cash and a new $883.7 million secured term loan. Existing common and preferred shareholders each received 5.5% of common equity in the newly reorganized company. See Note 2 for additional information. In November 2021, we redeemed $60.0 million in principal amount of the new senior secured notes.

As of December 31, 2021, we had $319.5 million available in unrestricted cash and U.S. Treasury securities. Our total pro rata share of debt, excluding unamortized deferred financing costs and debt discounts, at December 31, 2021 was $3,174.6 million. We had $66.6 million in restricted cash at December 31, 2021 related to cash held in escrow accounts for insurance, real estate taxes, capital expenditures and tenant allowances as required by the terms of certain mortgage notes payable, as well as amounts related to cash management agreements with lenders of certain property-level mortgage indebtedness, which are designated for debt service and operating expense obligations.

During 2021, we continued to reinvest in U.S. Treasury securities using the cash that was drawn on the Predecessor Company’s secured line of credit to preserve liquidity at the beginning of the COVID-19 pandemic. We designated our U.S. Treasury securities as available-for-sale. As of December 31, 2021, our U.S. Treasury securities have maturities through February 2022. Subsequent to December 31, 2021, we reinvested proceeds from matured U.S. Treasury securities into new U.S. Treasury securities. See Note 20 for additional information.

In March 2021, we reached agreements with the lenders to modify the loans secured by Hammock Landing Phases I & II and The Pavilion at Port Orange. Each agreement provides an additional four-year term, with a one-year extension option, for a fully extended maturity date of February 2026. The agreements provide for interest of LIBOR plus 2.5% in years one and two, LIBOR plus 2.75% in year three, LIBOR plus 3.0% in year four and LIBOR plus 3.25% in year five. These loans had a combined outstanding balance of $104.6 million at December 31, 2021. Additionally, each agreement provided forbearance related to the default triggered as a result of the Chapter 11 Cases, which was waived upon the Effective Date.

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

In May 2021, the subsidiary that owns The Outlet Shoppes at Laredo filed for bankruptcy. In September 2021, the subsidiary that owns The Outlet Shoppes at Laredo reached an agreement with the lender to dismiss the bankruptcy case and amend the loan secured by The Outlet Shoppes at Laredo. The loan term was extended through June 2023 and contains a one-year extension option.

In October 2021, the loan secured by The Shoppes at Eagle Point was extended to October 2022.

In October 2021, Brookfield Square Anchor S, LLC filed for bankruptcy. In December 2021, we reached an agreement with the lender to amend the loan secured by the redeveloped former Sears anchor at Brookfield Square in Brookfield, WI, and dismiss the bankruptcy case. The loan term was extended through December 2023 and contains a one-year extension option.

In December 2021, the loan secured by The Outlet Shoppes of the Bluegrass - Phase II was extended to October 2022 and contains a six-month extension option.

In December 2021, we sold EastGate Mall Self Storage, Hamilton Place Self Storage, Mid Rivers Mall Self Storage and Parkdale Mall Self Storage, which generated $42.0 million in gross proceeds. Proceeds were used to pay off the total outstanding debt secured by the properties of $25.9 million. Our share of the proceeds after paying off the outstanding debt amounted to $7.6 million.

In December 2021, we sold our interest in the Continental 425 Fund LLC joint venture. This joint venture owns the Springs at Port Orange, which is secured by a $44.4 million loan. We received $7.1 million in proceeds after factoring in our share of the outstanding debt.

Subsequent to December 31, 2021, the loan secured by Fayette Mall was modified to reduce the fixed interest rate to 4.25% and extend the maturity date through May 2023, with three one-year extension options, subject to certain requirements. Also, subsequent to December 31, 2021, the loan secured by Cross Creek Mall was extended to May 2022 and we remain in discussions with the lender. Additionally, subsequent to December 31, 2021, we entered into a forbearance agreement with the lender regarding the default triggered by the Chapter 11 Cases related to the loans secured by Fremaux Town Center and The Outlet Shoppes at Atlanta. Lastly, subsequent to December 31, 2021, we entered into a $30.0 million non-recourse mortgage note payable, secured by York Town Center, that provides for a three-year term and a fixed interest rate of 4.75%. See Note 20 for additional information for events subsequent to December 31, 2021.

Our total share of consolidated, unconsolidated and other outstanding debt, excluding debt discounts and deferred financing costs, maturing during 2022, assuming all extension options are elected, is $479.7 million, and our total share of consolidated, unconsolidated and other outstanding debt, excluding debt discounts and deferred financing costs, that matured prior to 2022, which remains outstanding at December 31, 2021, is $408.1 million. We are in discussions with the existing lenders to modify and extend or otherwise refinance the loans.

As of December 31, 2021, we had $1.4 billion of property-level debt and related obligations, including consolidated debt and unconsolidated debt, maturing or callable within the next twelve months from the issuance of the financial statements. Subsequent to year-end and through the date of issuance of the financial statements, we obtained certain waivers and/or refinanced and extended the maturity dates for $0.2 billion of mortgage debt obligations.

Accordingly, we still had $1.2 billion of property-level debt and related obligations maturing or callable within the next twelve months from the issuance of the financial statements, including $642 million reported within mortgage debt payable and $537 million related to unconsolidated affiliates, a portion of which is guaranteed by us, as disclosed in Note 16 to the consolidated financial statements. The properties serving as collateral for this property-level debt and related obligations represent approximately 10-20% of our projected annual operating cash flows. We currently do not have sufficient liquidity to meet these obligations as they become due, which raises substantial doubt about our ability to continue as a going concern.

Management intends to refinance and/or extend the maturity dates for such mortgage notes payable. In such instances where a refinancing and/or extension of maturity dates is unsuccessful we will repay certain of the mortgage notes based on the availability of liquidity and convey certain properties to the lender to satisfy the related debt obligations. As a result, we have concluded that management’s plans are probable of being achieved to alleviate substantial doubt about our ability to continue as a going concern.

We have prepared our financial statements in conformity with accounting principles generally accepted in the United States of America applicable to a going concern. The financial statements do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should we be unable to continue as a going concern.

Unconsolidated Affiliates

We have ownership interests in 26 unconsolidated affiliates as of December 31, 2021. See Note 9 to the consolidated financial statements for more information. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the accompanying consolidated balance sheets as investments in unconsolidated affiliates.

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

o

We also pursue opportunities to contribute available land at our Properties into joint venture partnerships for development of primarily non-retail uses such as hotels, office, self-storage and multifamily. We typically partner with developers who have expertise in the non-retail property types.

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

See Note 16 to the consolidated financial statements for information related to our guarantees of unconsolidated affiliates' debt as of December 31, 2021 and 2020.

Material Cash Requirements

The following table summarizes our material cash requirements as of December 31, 2021 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt:
Consolidated debt service (1)	$2,985,156	$847,129	$389,984	$1,063,543	$684,500
Noncontrolling interests' share in other consolidated subsidiaries	(34,380)	(3,749)	(3,702)	(26,929)	—
Our share of unconsolidated affiliates debt service (2)	887,404	257,423	289,050	236,177	104,754
Our share of total debt service obligations	3,838,180	1,100,803	675,332	1,272,791	789,254

Operating leases: (3)
Ground leases on consolidated Properties	16,829	377	755	768	14,929

Purchase obligations: (4)
Construction contracts on consolidated Properties	2,350	2,350	—	—	—
Our share of construction contracts on unconsolidated Properties	163	163	—	—	—
Our share of total purchase obligations	2,513	2,513	—	—	—

Other Contractual Obligations: (5)
Master Services Agreements	61,782	35,304	26,478	—	—

Total material cash requirements	$3,919,304	$1,138,997	$702,565	$1,273,559	$804,183
(1)

Represents principal and interest payments due under the terms of mortgage and other indebtedness, net, and includes $71,301 of variable-rate debt service on two operating Properties. The future interest payments are projected based on the interest rates that were in effect at December 31, 2021. See Note 10 to the consolidated financial statements for additional information regarding the terms of long-term debt. The total consolidated debt service includes seven loans, with an aggregate principal balance of $408,703 as of December 31, 2021, secured by Asheville Mall, Alamance Crossing, EastGate Mall, Fayette Mall, Greenbrier Mall, Hamilton Crossing and Expansion and Parkdale Mall and Crossing, respectively, that are past their maturity date. The Company is in discussion with the lenders regarding restructuring or foreclosure actions. Subsequent to December 31, 2021, the loan secured by Fayette Mall was modified to reduce the fixed interest rate to 4.25% and extend the maturity date through May 2023, with three one-year extension options, subject to certain requirements.

(2)	Includes $227,573 of variable-rate debt service. Future contractual obligations have been projected using the same assumptions as used in (1) above.
(3)

Obligations where we own the buildings and improvements, but lease the underlying land under long-term ground leases. The maturities of these leases range from 2044 to 2089 and generally provide for renewal options.

(4)

Represents the remaining balance to be incurred under construction contracts that had been entered into as of December 31, 2021, but were not complete. The contracts are primarily for redevelopment of Properties.

(5)	Represents the remainder of an agreement for maintenance, security, and janitorial services at our Properties that expires in September 2023.

Liquidity Sources

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

Cash Flows - Operating, Investing and Financing Activities

There was $236.2 million of cash, cash equivalents and restricted cash as of December 31, 2021, an increase of $114.5 million from December 31, 2020. Of this amount, $169.6 million was unrestricted cash as of December 31, 2021. Also, at December 31, 2021, we had $150.0 million in U.S. Treasuries that matured in February 2022, but were subsequently reinvested in additional U.S. Treasuries that mature in May 2022. Our net cash flows are summarized as follows (in thousands):

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Period from November 1, through December 31,	Period from January 1, through October 31,	Year Ended December 31,	Year Ended December 31,
	2021	2021	2021	2020	Change
Net cash provided by operating activities	$57,049	$107,059	$164,108	$133,365	$30,743
Net cash provided by (used in) investing activities	(139,016)	247,494	108,478	(280,397)	388,875
Net cash provided by (used in) financing activities	(12,117)	(145,993)	(158,110)	209,696	(367,806)
Net cash flows	$(94,084)	$208,560	$114,476	$62,664	$51,812

Cash Provided by Operating Activities

During 2021, cash provided by operating activities increased primarily due to operating cash flows in the prior-year period being significantly impacted by rent deferrals and abatements that we granted to tenants experiencing financial difficulties due to the COVID-19 pandemic. Also, operating cash flows improved due to not paying interest on the secured credit facility and senior unsecured notes as a result of the filing of the Chapter 11 Cases.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for 2021 was primarily related to U.S. Treasury securities that matured prior to December 31, 2021. Net cash used in investing activities for 2020 was primarily related to the purchase of U.S. Treasury securities for $235.2 million using a significant portion of the $280.0 million we drew on our secured line of credit. We also expended $53.5 million on additions to real estate assets, primarily related to redevelopment projects.

Cash Provided by (Used in) Financing Activities

The net cash outflow for 2021 is primarily due to principal payments on mortgages and the $255.0 million we paid in connection with the Plan, which was partially offset by the $50.0 million we received by issuing new exchangeable notes. The net cash inflow for 2020 is primarily due to the $280.0 million draw on our secured credit facility in order to increase liquidity and preserve financial flexibility in light of the uncertainty that surrounded the COVID-19 pandemic.

Debt of the Company

CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries, that it has a direct or indirect ownership interest in, is the borrower on all our debt.

CBL is a limited guarantor of the secured term loan, the senior secured notes and the exchangeable secured notes, as described in Note 10 to the consolidated financial statements, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates.

Debt of the Operating Partnership

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated Properties. Prior to consideration of unamortized deferred financing costs or debt discounts, of our $3,174.6 million outstanding debt at December 31, 2021, $1,580.2 million constituted non-recourse debt obligations and $1,594.4 million constituted recourse debt obligations. We believe the tables below provide investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

Successor
December 31, 2021:	Consolidated	Noncontrolling Interests	Other Debt (1)	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (2)
Fixed-rate debt:
Non-recourse loans on operating Properties (3)	$916,927	$(29,381)	$92,072	$600,598	$1,580,216	4.37%
Senior secured notes - at carrying value (fair value of $395,395 as of December 31, 2021)	395,000	—	—	—	395,000	10.00%
Exchangeable senior secured notes (4)	150,000	—	—	—	150,000	7.00%
Recourse loan on operating Property (5)	—	—	—	11,724	11,724	3.61%
Total fixed-rate debt	1,461,927	(29,381)	92,072	612,322	2,136,940	5.84%
Variable-rate debt:
Recourse loans on operating Properties	66,911	—	—	90,691	157,602	2.97%
Secured term loan	880,091	—	—	—	880,091	3.75%
Total variable-rate debt	947,002	—	—	90,691	1,037,693	3.63%
Total fixed-rate and variable-rate debt	2,408,929	(29,381)	92,072	703,013	3,174,633	5.12%
Unamortized deferred financing costs (6)	(1,567)	—	—	(1,971)	(3,538)
Debt discounts (7)	(199,153)	13,519	—	—	(185,634)
Total mortgage and other indebtedness, net	$2,208,209	$(15,862)	$92,072	$701,042	$2,985,461

Mortgage and other indebtedness, net, consisted of the following:
Predecessor
December 31, 2020:	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (2)
Fixed-rate debt:
Non-recourse loans on operating Properties (3)	$1,120,203	$(30,177)	$612,458	$1,702,484	4.74%
Recourse loan on operating Property (5)	—	—	9,360	9,360	3.74%
Construction loan	—	—	3,406	3,406	5.05%
Total fixed-rate debt	1,120,203	(30,177)	625,224	1,715,250	4.74%
Variable-rate debt:
Recourse loans on operating Properties	68,061	—	88,511	156,572	4.59%
Construction loans	—	—	33,222	33,222	3.11%
Total variable-rate debt	68,061	—	121,733	189,794	4.33%
Total fixed-rate and variable-rate debt	1,188,264	(30,177)	746,957	1,905,044	4.70%
Unamortized deferred financing costs	(3,433)	265	(2,844)	(6,012)
Total mortgage and other indebtedness, net	$1,184,831	$(29,912)	$744,113	$1,899,032

Mortgage and other indebtedness included in liabilities subject to compromise consisted of the following:
Predecessor
December 31, 2020:	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (2)
Fixed-rate debt:
Senior unsecured notes due 2023 (8)	$450,000	$—	$—	$450,000	5.25%
Senior unsecured notes due 2024 (8)	300,000	—	—	300,000	4.60%
Senior unsecured notes due 2026 (8)	625,000	—	—	625,000	5.95%
Total fixed-rate debt	1,375,000	—	—	1,375,000	5.43%
Variable-rate debt:
Secured line of credit (9)	675,926	—	—	675,926	9.50%
Secured term loan (9)	438,750	—	—	438,750	9.50%
Total variable-rate debt	1,114,676	—	—	1,114,676	9.50%
Total fixed-rate and variable-rate debt	2,489,676	—	—	2,489,676	7.25%
Unpaid accrued interest (10)	57,644	—	—	57,644
Prepetition unsecured or under secured liabilities	4,170	—	—	4,170
Total liabilities subject to compromise	$2,551,490	$—	$—	$2,551,490

(1)

During 2021, the Company deconsolidated EastGate Mall due to a loss of control when the property was placed into receivership in connection with the foreclosure process. During the period from January 1, 2021 through October 31, 2021, the Predecessor Company deconsolidated Asheville Mall due to a loss of control when the property was placed into receivership in connection with the foreclosure process.

(2)	Weighted-average interest rate excludes the effect of debt premiums and discounts and the amortization of deferred financing costs.
(3)

An unconsolidated affiliate has an interest rate swap on a notional amount outstanding of $41,310 as of December 31, 2021 and $42,654 as of December 31, 2020 related to a variable-rate loan on Ambassador Town Center to effectively fix the interest rate on this loan to a fixed-rate of 3.22%.

(4)	Subsequent to December 31, 2021, HoldCo II exercised its right to exchange all the $150.0 million aggregate principal amount of the Exchangeable Notes. See Note 20 for additional information.
(5)

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

(6)

Unamortized deferred financing costs of $629 for our share of unconsolidated property-level, non-recourse mortgage loans may be required to be written off in the event that a waiver or restructuring of terms cannot be negotiated and the debt is either redeemed or otherwise extinguished.

(7)

In conjunction with fresh start accounting, we estimated the fair value of our mortgage notes payable with the assistance of a third-party valuation advisor. This resulted in recognizing debt discounts on the Effective Date. The debt discounts are accreted over the term of the respective debt using the effective interest method. Debt discounts totaling $131,086 related to five consolidated mortgage notes payable that were past their maturity dates were fully accreted as additional interest expense during the period from November 1, 2021 through December 31, 2021. The remaining debt discounts at December 31, 2021 will be accreted over a weighted average period of 2.4 years.

(8)

In accordance with ASC 852, which limits the recognition of interest expense during a bankruptcy proceeding to only amounts that will be paid during the bankruptcy proceeding or that are probable of becoming allowed claims, interest was not accrued on the senior unsecured notes subsequent to the filing of the Chapter 11 Cases. In accordance with ASC 852, unamortized deferred financing costs and debt discounts of $14,231, previously included in mortgage and other indebtedness, net, in the Predecessor Company’s consolidated balance sheets related to the senior unsecured notes were charged to reorganization items in the accompanying consolidated statement of operations of the Predecessor Company as part of the Predecessor Company’s reorganization. The outstanding amount of the senior unsecured notes is included in liabilities subject to compromise in the accompanying consolidated balance sheets of the Predecessor Company as of December 31, 2020. On the Effective Date, the senior unsecured notes were cancelled by operation of the Plan. See Note 2 for additional information.

(9)

The administrative agent informed the Company that interest will accrue on all outstanding obligations at the post-default rate, which is equal to the rate that otherwise would be in effect plus 5.0%. The post-default interest rate at December 31, 2020 was 9.50%. In accordance with ASC 852, which limits the recognition of interest expense during a bankruptcy proceeding to only amounts that will be paid during the bankruptcy proceeding or that are probable of becoming allowed claims, interest was not accrued on the secured credit facility subsequent to the filing of the Chapter 11 Cases. In accordance with ASC 852, unamortized deferred financing costs of $4,098, previously included in mortgage and other indebtedness, net, in the Predecessor Company’s consolidated balance sheets, related to the secured term loan were charged to reorganization items in the accompanying consolidated statement of operations of the Predecessor Company as part of the Predecessor Company’s reorganization. Additionally, unamortized deferred financing costs amounting to $6,965, previously included in intangible lease assets and other assets in the Predecessor Company’s consolidated balance sheets, related to the secured line of credit were charged to reorganization items in the accompanying consolidated statement of operations of the Predecessor Company as part of the Predecessor Company’s reorganization. The outstanding amount of the secured credit facility is included in liabilities subject to compromise in the accompanying consolidated balance sheets of the Predecessor Company as of December 31, 2020. On the Effective Date, an affiliate of the Company entered into the Exit Credit Agreement, which amended the pre-emergence secured credit facility. See Note 2 for additional information.

(10)	Represents interest accrued on the secured credit facility and senior unsecured notes prior to the filing of the Chapter 11 Cases.

The following table presents our pro rata share of consolidated and unconsolidated debt as of December 31, 2021, excluding unamortized deferred financing costs and debt discounts, that is scheduled to mature in 2022 based on the original maturity date (in thousands):

	Balance
Consolidated Properties:
Arbor Place	$101,771	(1)
CBL Center	15,320
Cross Creek Mall	102,264	(1)
Northwoods Mall	60,709	(1)
Southpark Mall	55,567	(1)
WestGate Mall	30,322
	365,953
Unconsolidated Properties:
The Shoppes at Eagle Point	16,942
The Outlet Shoppes of the Bluegrass - Phase II	8,097	(2)
West County Center	83,168
York Town Center	14,350	(3)
York Town Center - Pier 1	553	(3)
	123,110
Total 2022 Maturities at pro rata share	$489,063
(1)	We remain in discussions with the lender regarding an extension.
(2)	Loan has a six-month extension option.
(3)

Subsequent to December 31, 2021, we entered into a $30.0 million non-recourse mortgage note payable, secured by York Town Center, that provides for a three-year term and a fixed interest rate of 4.75%.

Additionally, we have seven loans, with an aggregate principal balance of $408.7 million as of December 31, 2021, secured by Asheville Mall, Alamance Crossing, EastGate Mall, Fayette Mall, Greenbrier Mall, Hamilton Crossing and Expansion and Parkdale Mall and Crossing, respectively, that are past their maturity dates. The Company is in discussion with the lenders regarding restructuring or refinancing the loans secured by Alamance Crossing, Hamilton Crossing and Expansion and Parkdale Mall and Crossing and is in discussion with the lenders for the loans secured by Asheville Mall, EastGate Mall and Greenbrier Mall for foreclosure actions. Subsequent to December 31, 2021, the loan secured by Fayette Mall was modified to reduce the fixed interest rate to 4.25% and extend the maturity date through May 2023, with three one-year extension options, subject to certain requirements.

The weighted-average remaining term of the Successor Company’s total share of consolidated and unconsolidated debt, excluding debt discounts and deferred financing costs, was 3.3 years at December 31, 2021. The weighted-average remaining term of the Predecessor Company’s total share of consolidated and unconsolidated debt, excluding debt discounts and deferred financing costs, was 3.1 years at December 31, 2020. The weighted-average remaining term of the Successor Company’s pro rata share of fixed-rate debt, excluding debt discounts and deferred financing costs, was 3.2 years at December 31, 2021. The weighted-average remaining term of the Predecessor Company’s pro rata share of fixed-rate debt, excluding debt discounts and deferred financing costs, was 3.4 years at December 31, 2020.

As of December 31, 2021, the Successor Company’s pro rata share of consolidated and unconsolidated variable-rate debt, excluding debt discounts and deferred financing costs, represented 32.8% of its total pro rata share of debt, excluding debt discounts and deferred financing costs. As of December 31, 2020, the Predecessor Company’s pro rata share of consolidated and unconsolidated variable-rate debt, excluding debt discounts and deferred financing costs, represented 29.7% of its total pro rata share of debt, excluding debt discounts and deferred financing costs.

See Note 9 and Note 10 to the consolidated financial statements for additional information concerning the amount and terms of our outstanding indebtedness as of December 31, 2021.

Financial Covenants and Restrictions

As discussed in Note 10 to the consolidated financial statements, the filing of the Chapter 11 Cases constituted an event of default with respect to certain property-level debt of the Operating Partnership’s subsidiaries, which may have resulted in the automatic acceleration of certain monetary obligations or may give the applicable lender the right to accelerate such amounts.

Equity

On the Effective Date, by operation of the Plan, all agreements, instruments, and other documents evidencing, relating to or connected with any equity interests of the Company, including the old common stock, the old preferred stock, the old limited partnership common interests and the old limited partnership preferred interests related to CBL’s old preferred stock, in each case issued and outstanding immediately prior to the Effective Date, and any rights of any holder in respect thereof, were deemed cancelled, discharged and of no force or effect.

On the Effective Date, (1) CBL issued (i) 1,089,717 shares of new common stock to (a) existing holders of the old common stock and (b) certain of the existing holders of the old limited partnership common interests that elected to receive shares of new common stock in exchange for old limited partnership common interests, (ii) 1,100,000 shares of new common stock to existing holders of the old preferred stock, (iii) 15,685,714 shares of new common stock to existing holders of the Senior Notes and other general unsecured claims, and (iv) 2,114,286 shares of new common stock to existing holders of consenting crossholder claims and (2) the Operating Partnership cancelled all of its old limited partnership common interests and issued 200,000 new common units of general partnership interests, 19,789,717 new common units of limited partnership interest to subsidiaries of CBL and 10,283 new limited partnership interests to certain of the existing holders of old limited partnership common interests that have elected to remain limited partners in the Operating Partnership. On the Effective Date, CBL had an aggregate of 20,000,000 shares of new common stock issued and outstanding (on a fully diluted basis after giving effect to any future election to exchange all new limited partnership interests for new common stock). On November 2, 2021, the newly issued common stock of the reorganized company commenced trading on the NYSE under the symbol CBL.

The decision to declare and pay dividends on any outstanding shares of our common stock, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors and will depend on our earnings, taxable income, FFO, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our then-current indebtedness, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, Delaware law and such other factors as our board of directors deems relevant. Any dividends payable will be determined by our board of directors based upon the circumstances at the time of declaration. For additional information, see discussion presented under the subheading “Dividends” in Note 11 of this report. Our actual results of operations will be affected by a number of factors, including the revenues received from the Properties, our operating expenses, interest expense, unanticipated capital expenditures and the ability of the Anchors and tenants at the Properties to meet their obligations for payment of rents and tenant reimbursements.

As a publicly traded company, we previously accessed capital through both the public equity and debt markets. We had a shelf registration statement on Form S-3 on file with the SEC that expired in July 2021. Until we regain Form S-3 eligibility, we will be required to use a registration statement on Form S-11 to register securities with the SEC.

Capital Expenditures

The following table, which excludes expenditures for developments and expansions, summarizes capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the year ended December 31, 2021 compared to 2020 (in thousands):

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Period from November 1, through December 31,	Period from January 1, through October 31,	Year Ended December 31,	Year Ended December 31,
	2021	2021	2021	2020
Tenant allowances (1)	$1,013	$10,639	$11,652	$11,971

Deferred maintenance:
Parking area and parking area lighting	198	1,038	1,236	327
Roof replacements	1,066	1,103	2,169	2,373
Other capital expenditures	1,955	4,636	6,591	5,279
Total deferred maintenance	3,219	6,777	9,996	7,979

Capitalized overhead	148	726	874	1,108

Capitalized interest	221	133	354	1,954

Total capital expenditures	$4,601	$18,275	$22,876	$23,012
(1)	Tenant allowances primarily relate to new leases. Tenant allowances related to renewal leases were not material for the periods presented.

Annual capital expenditures budgets are prepared for each of our Properties that are intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, will provide the necessary funding for these expenditures.

Developments and Redevelopments

Properties Opened During the Year Ended December 31, 2021

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2021 Cost	Opening Date	Initial Unleveraged Yield
Outparcel Developments:
Hamilton Place - Aloft Hotel (3)(4)	Chattanooga, TN	50%	89,674	$12,000	$11,972	$3,146	Jun-21	9.2%
Pearland Town Center - HCA Offices	Pearland, TX	100%	48,416	14,186	12,789	5,367	Jun-21	11.8%
			138,090	$26,186	$24,761	$8,513

(1)	Total Cost is presented net of reimbursements to be received. Represents total cost incurred by the Predecessor Company and the Successor company.
(2)	Cost to Date does not reflect reimbursements until they are received. Represents total cost to date incurred by the Predecessor Company and the Successor Company.
(3)	Yield is based on expected yield upon stabilization.
(4)	Total cost includes a construction loan of $8,400 (at the Company’s share), a non-cash allocated value for the Company’s land contribution of $2,200 and cash contributions of $1,400.

Redevelopments Completed During the Year Ended December 31, 2021

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2021 Cost	Opening Date	Initial Unleveraged Yield
Redevelopments:
Cross Creek Sears Redevelopment - Longhorn's, Rooms To Go (3)	Fayetteville, NC	100%	13,494	2,777	4,027	2,803	Dec-21	10.1%
(1)	Total Cost is presented net of reimbursements to be received. Represents total cost incurred by the Predecessor Company and the Successor Company.
(2)	Cost to Date does not reflect reimbursements until they are received. Represents total cost to date incurred by the Predecessor Company and the Successor Company.
(3)	The return reflected represents a pro forma incremental return as Total Cost excludes the cost related to the acquisition of the Sears (Cross Creek Mall) building.

Properties under Development at December 31, 2021

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2021 Cost	Expected Opening Date	Initial Unleveraged Yield
Outparcel Developments:
Kirkwood Mall - Five Guys, Blaze Pizza, Thrifty White, Pancheros, Chick-fil-A	Bismarck, ND	100%	15,275	$7,976	$4,311	$4,107	Q2 '22	8.9%
(1)	Total Cost is presented net of reimbursements to be received. Represents total cost incurred by the Predecessor Company and the Successor Company.
(2)	Cost to Date does not reflect reimbursements until they are received. Represents total cost to date incurred by the Predecessor Company and the Successor Company.

We are continually pursuing new redevelopment opportunities and have projects in various stages of pre-development. Our shadow pipeline consists of projects for Properties on which we have completed initial project analysis and design, but which have not commenced construction as of December 31, 2021. Except for the projects presented above, we did not have any other material capital commitments as of December 31, 2021.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that are reasonably likely to occur could materially impact the financial statements. Management believes that the following critical accounting policies discussed in this section reflect its more significant estimates and assumptions used in preparation of the consolidated financial statements. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee of our board of directors. See Note 4 of the consolidated financial statements, included in Item 8 of this Annual Report on Form 10-K for a discussion of our significant accounting policies.

Application of Fresh Start Accounting

As described in Note 3 to the consolidated financial statements, we applied Financial Accounting Standards Board (“FASB”) ASC 852 in preparing the consolidated financial statements. For periods subsequent to the filing of the Chapter 11 Cases and before emergence, ASC 852 requires distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business. Upon the effectiveness of the Plan and the emergence of the Debtors from the Chapter 11 Cases, the Company determined it qualified for fresh start accounting under ASC 852, which resulted in the Company becoming a new entity for financial reporting purposes on the Effective Date. We elected to apply fresh start accounting using a convenience date of October 31, 2021. We evaluated and concluded that the events on November 1, 2021 were not material to our financial reporting on both a quantitative and qualitative basis.

Enterprise Value

With the assistance of third-party valuation advisors, we determined the enterprise and corresponding equity value of the Successor using a calculation of the present value of future cash flows based on our financial projections. The enterprise value and corresponding equity value are dependent upon achieving the future financial results set forth in our valuations, as well as the realization of certain other assumptions. All estimates, assumptions, valuations and financial projections, including the fair value adjustments, the financial projections, the enterprise value and equity value projections, are inherently subject to significant uncertainties and the resolution of contingencies beyond our control. Accordingly, we cannot assure you that the estimates, assumptions, valuations or financial projections will be realized, and actual results could vary materially.

Real Estate Assets

In developing the fair value estimates for the portfolio of retail Properties, all three traditional approaches to valuation were considered including the income approach, the sales comparison (market) approach and the cost approach. These valuation approaches have long been recognized as acceptable in the appropriate circumstances and in valuations of this type. Accordingly, all applicable Properties were identified, investigated and examined by the valuation provider along with all intangible assets and liabilities associated with the Properties. Furthermore, the valuation provider estimated the fair values and remaining useful lives ("RUL") of the related intangible assets and liabilities at the property-level, as applicable. In most cases, the Properties included the following intangible assets/liabilities:

•Above/below-market leases

•In-place leases

•Avoided lease origination costs (leasing commissions, tenant improvements, etc.)

•Property-level debt

For the valuation of the tangible assets of each property, all pertinent information such as blueprints and drawings, property tax statements, prior appraisals and cost segregation reports were utilized. In terms of methodology, the Properties were valued via the income approach in order to estimate building values. Separate values for the underlying land and site improvements were developed via the cost approach. As part of the allocation process, the fair value of the following tangible components was estimated:

•Land

•Building(s)

•Site Improvements

Investment in Unconsolidated Affiliates

The fair value of our investment in unconsolidated affiliates for fresh start accounting was determined by valuing the underlying real estate assets associated with each unconsolidated joint venture in the same manner as all real estate assets, described above. We then calculated the net asset or liability value of each joint venture by applying the net working capital balance to the fair value of the real estate assets and the amount outstanding under any associated mortgage notes. The percentage of ownership interest in each joint venture was applied to the net asset or liability value which resulted in the fair value of each unconsolidated affiliate. See Note 4 for further information related to the equity method of accounting.

Right-of-Use Assets and Lease Liabilities

The fair value of lease liabilities was measured as the present value of the remaining lease payments, as if the lease were a new lease as of the Effective Date. We used our incremental borrowing rate (“IBR”) as the discount rate in determining the present value of the remaining lease payments, which was determined by a third-party valuation advisor using a fundamental credit rating analysis and an implied market yield analysis based on the newly issued Secured Notes. Based upon the corresponding lease term, the IBR was approximately 12%.

Mortgage Notes Payable

The fair value of the mortgage notes payable was estimated by a third-party valuation advisor based on an analysis of the Company’s collateral coverage, financial metrics and interest rate for each mortgage note payable relative to market rates. If there is a reasonable expectation that the debtor will be able to meet the financial obligations of the mortgage note payable, or the mortgage note payable is a recourse loan, then the value of the mortgage note is equal to the present value of the future mortgage note payments discounted at a rate of return commensurate with the risk associated with the mortgage note payments. If the debtor is unable, or if there is uncertainty if the debtor will be able, to meet the financial obligations of the mortgage note, then the value of the mortgage note payable is equal to the expected proceeds to be received through a liquidation of the underlying property at fair value.

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

We review current economic considerations each reporting period, including the effects of tenant bankruptcies. Additionally, with the uncertainties regarding COVID-19, our assessment also takes into consideration the type of tenant and current discussions with the tenants regarding matters such as billing disputes, lease negotiations and executed deferrals or abatements, as well as recent rent payment and credit history. Evaluating and estimating uncollectable lease payments and related receivables requires a significant amount of judgment by management and is based on the best information available to management at the time of evaluation.

Carrying Value of Long-Lived Assets

We monitor events or changes in circumstances that could indicate the carrying value of a long-lived asset may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of a long-lived asset may not be recoverable, we assess the recoverability of the asset by determining whether the asset’s carrying value will be recovered through the estimated undiscounted future cash flows expected from our probability weighted use of the asset and its eventual disposition. In the event that such undiscounted future cash flows do not exceed the carrying value, we adjust the carrying value of the long-lived asset to its estimated fair value and recognize an impairment loss. The estimated fair value is calculated based on the following information, in order of preference, depending upon availability: (Level 1) recently quoted market prices, (Level 2) market prices for comparable properties, or (Level 3) the present value of future cash flows, including estimated salvage value. Certain of our long-lived assets may be carried at more than an amount that could be realized in a current disposition transaction. We estimate future operating cash flows, the terminal capitalization rate and the discount rate, among other factors. As these assumptions are subject to economic and market uncertainties, they are difficult to predict and are subject to future events that may alter the assumptions used or management’s estimates of future possible outcomes. Therefore, the future cash flows estimated in our impairment analyses may not be achieved.

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

Recent Accounting Pronouncements

See Note 4 to the consolidated financial statements for information on recently issued accounting pronouncements.

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

FFO allocable to Operating Partnership common unitholders decreased to a loss of $237.7 million for the year ended December 31, 2021 compared to $108.2 million for the prior year. After making the adjustments noted below, FFO of the Operating Partnership, as adjusted, increased for the year ending December 31, 2021 to $349.8 million compared to $140.8 million in 2020. The increase in FFO, as adjusted, was primarily driven by the reduction in interest expense due to not recognizing post-petition interest expense on the Predecessor’s senior unsecured notes and the secured credit facility subsequent to the filing of the Chapter 11 Cases, undeclared dividends ceasing to accumulate on the Predecessor’s preferred stock subsequent to the filing of the Chapter 11 Cases, an income tax benefit in the current year and a decrease in uncollectable revenues in the current year as compared to the prior year.

The reconciliation of net loss attributable to common shareholders to FFO allocable to Operating Partnership common unitholders is as follows (in thousands):

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Period from November 1, through December 31,	Period from January 1, through October 31,	Year Ended December 31,	Year Ended December 31,
	2021	2021	2021	2020	2019
Net loss attributable to common shareholders	$(151,545)	$(470,627)	$(622,172)	$(332,494)	$(153,669)
Noncontrolling interest in loss of Operating Partnership	—	(2,473)	(2,473)	(19,762)	(23,683)
Depreciation and amortization expense of:
Consolidated Properties	49,504	158,574	208,078	215,030	257,746
Unconsolidated affiliates	9,847	45,126	54,973	56,734	49,434
Non-real estate assets	(132)	(1,593)	(1,725)	(3,056)	(3,650)
Noncontrolling interests' share of depreciation and amortization in other consolidated subsidiaries	(622)	(1,901)	(2,523)	(3,638)	(8,191)
Loss on impairment, net of noncontrolling interests' share	—	136,046	136,046	195,336	239,521
(Gain) loss on depreciable property, net of taxes	(20)	(7,890)	(7,910)	25	(77,250)
FFO allocable to Operating Partnership common unitholders	(92,968)	(144,738)	(237,706)	108,175	280,258
Debt discount accretion, net of noncontrolling interests' share (1)	184,637	—	184,637	—	—
Adjustment for unconsolidated affiliates with negative investment	(4,574)	—	(4,574)	—	—
Senior secured notes fair value adjustment (2)	395	—	395	—	—
Prepetition charges (3)	—	—	—	23,883	—
Litigation settlement, net of taxes (4)	(118)	(932)	(1,050)	(7,855)	61,271
Non-cash default interest expense (5)	(6,471)	35,072	28,601	13,096	1,688
Gain on deconsolidation (6)	(19,126)	(55,131)	(74,257)	—	—
Gain on extinguishment of debt (7)	—	—	—	(32,521)	(71,722)
Reorganization items, net of noncontrolling interests' share (8)	1,403	452,378	453,781	35,977	—
FFO allocable to Operating Partnership common unitholders, as adjusted	$63,178	$286,649	$349,827	$140,755	$271,495
(1)

In conjunction with fresh start accounting, we estimated the fair value of our mortgage notes with the assistance of a third-party valuation advisor. This resulted in recognizing a debt discount on the Effective Date. The debt discount is accreted over the term of the respective debt using the effective interest method.

(2)	As of December 31, 2021, represents the fair value adjustment recorded on our Secured Notes. We elected the fair value option in conjunction with the issuance of the Secured Notes.

(3)

For the Predecessor year ended December 31, 2020, represents professional fees related to the Company’s negotiations with the administrative agent and lenders under the secured credit facility and certain holders of the Predecessor Company’s senior unsecured notes regarding a restructure of such indebtedness prior to the filing of voluntary petitions under Chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Texas beginning on November 1, 2020.

(4)

For the Predecessor period from January 1, 2021 through October 31, 2021 and the year ended December 31, 2020, represents a credit to litigation settlement expense related to claim amounts that were released pursuant to the terms of the settlement agreement related to the settlement of a class action lawsuit. For the year ended December 31, 2019, represents expense associated with the settlement of the class action lawsuit.

(5)

The Successor period from November 1, 2021 through December 31, 2021 includes the reversal of default interest expense. The Predecessor period from January 1, 2021 through October 31, 2021 includes default interest expense related to loans secured by properties that were in default prior to the Company filing the Chapter 11 Cases, as well as loans secured by properties that remain in default due to the Company filing the Chapter 11 Cases. The Predecessor year ended December 31, 2020 includes default interest expense related to loans secured by properties that were in default prior to the Company filing the Chapter 11 Cases, as well as loans secured by properties that were in default due to the Company filing the Chapter 11 Cases. The year ended December 31, 2019 includes non-cash default interest expense related to four malls.

(6)

During the Successor period from November 1, 2021 through December 31, 2021, the Successor Company deconsolidated EastGate Mall due to a loss of control when the property was placed into receivership in connection with the foreclosure process. For the Predecessor period from January 1, 2021 through October 31, 2021, the Predecessor Company deconsolidated Asheville Mall and Park Plaza due to a loss of control when the properties were placed into receivership in connection with the foreclosure process.

(7)

The Predecessor year ended December 31, 2020 includes a gain on extinguishment of debt related to the non-recourse loans secured by Burnsville Center and Hickory Point Mall, which were conveyed to the lender. The Predecessor year ended December 31, 2019 includes a gain on extinguishment of debt related to the non-recourse loan secured by Acadiana Mall, which was conveyed to the lender.

(8)

For the Successor period from November 1, 2021 through December 31, 2021, reorganization items represent costs incurred subsequent to the Company filing the Chapter 11 Cases associated with the Company’s reorganization efforts. For the Predecessor period from January 1, 2021 through October 31, 2021 reorganization items represent adjustments related to the fair value of the Successor Company, adjustments related to the write off of the Predecessor Company’s debt and the issuance of new debt of the Successor Company, as well as costs incurred subsequent to the Company filing the Chapter 11 Cases associated with the Company’s reorganization efforts, which consists of professional fees, legal fees, retention bonuses and U.S. Trustee fees. For the Predecessor year ended December 31, 2020, reorganization items represent costs incurred subsequent to the Company filing the Chapter 11 Cases associated with the Company’s reorganization efforts, which consists of professional fees, legal fees, retention bonuses, U.S. Trustee fees and unamortized deferred financing costs and debt discounts expensed in accordance with ASC 852.

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

Interest Rate Risk

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at December 31, 2021, a 0.5% increase or decrease in interest rates on variable rate debt would increase or decrease annual cash flows by approximately $5.1 million.

Based on our proportionate share of total consolidated and unconsolidated debt at December 31, 2021, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $4.5 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $4.4 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Financial Statements and Schedules contained in Item 15 on page 78.

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

Remediation Plan

During 2021, the Company took steps to remediate the material weakness described above, which included hiring additional personnel. The Company is in the process of integrating these personnel in order for its internal controls over financial reporting to operate effectively. The Company continues to explore hiring additional personnel. Also, in the short term, the Company utilized the assistance of external parties to assist with the added reporting requirements brought on by its filing of the Chapter 11 Cases and its subsequent emergence on November 1, 2021.

Until our remediation plan is implemented and operating effectively, management will continue to devote time and attention to these efforts. Management has concluded that, because of the material weakness, our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2021.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in the 2013 Framework and concluded that, as of December 31, 2021 and 2020, the Successor Company and the Predecessor Company, respectively, did not maintain effective internal control over financial reporting for the reasons described above.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2021, upon our emergence from the Chapter 11 Cases, we established controls over the application of fresh start accounting. Except for such application of fresh start accounting, and the ongoing implementation of management’s remediation plan for the material weakness discussed above, there were no changes that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference to the sections entitled “ELECTION OF DIRECTORS–General,” “ELECTION OF DIRECTORS-Impact of Our Voluntary Reorganization Under Chapter 11,” “ELECTION OF DIRECTORS–Director Nominees," "ELECTION OF DIRECTORS–Additional Executive Officers,” “CORPORATE GOVERNANCE MATTERS–Code of Business Conduct and Ethics,” “CORPORATE GOVERNANCE MATTERS–Board of Directors’ Meetings and Committees – The Audit Committee,” and “Delinquent Section 16(a) Reports” in our definitive proxy statement filed with the SEC with respect to our Annual Meeting of Stockholders to be held on May 26, 2022.

Our board of directors has determined that each of Marjorie L. Bowen, David J. Contis and Robert G. Gifford, each, an independent director and member of the audit committee, qualifies as an “audit committee financial expert” as such term is defined by the rules of the Commission.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to the sections entitled “DIRECTOR COMPENSATION,” “EXECUTIVE COMPENSATION,” “REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 26, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to the sections entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “Equity Compensation Plan Information as of December 31, 2021”, in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 26, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to the sections entitled “CORPORATE GOVERNANCE MATTERS–Director Independence” and “CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS”, in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 26, 2022.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to the section entitled “Independent Registered Public Accountants’ Fees and Services” under “RATIFICATION OF THE SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS” in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 26, 2022.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)	Consolidated Financial Statements	Page Number
CBL & Associates Properties, Inc.
	Report of Independent Registered Public Accounting Firm	80

	PCAOB ID: 34

	Consolidated Balance Sheets as of December 31, 2021 and 2020	82

	Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020 and 2019	83

	Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2021, 2020 and 2019	84
	Consolidated Statements of Equity for the Years Ended December 31, 2021, 2020 and 2019	85

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019	87

CBL & Associates Properties, Inc.		88
	Notes to Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedules

	Schedule III Real Estate and Accumulated Depreciation	136

	Schedule IV Mortgage Loans on Real Estate	141

Financial statement schedules not listed herein are either not required or are not present in amounts sufficient to require submission of the schedule or the information required to be included therein is included in our consolidated financial statements in Item 15 or are reported elsewhere.

(3)	Exhibits
	The Exhibit Index preceding the Signature pages to this report is incorporated by reference into this Item 15(a)(3).	142

ITEM 16. FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of CBL & Associates Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CBL & Associates Properties, Inc. and subsidiaries (the "Company") as of December 31, 2021 (Successor Company balance sheet) and 2020 (Predecessor Company balance sheet), the related consolidated statements of operations, comprehensive loss, equity, and cash flows, for the two months ended December 31, 2021 (Successor Company operations), the ten months ended October 31, 2021, and for each of the two years in the period ended December 31, 2020 (Predecessor Company operations) and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the Successor Company financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the two months ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Further in our opinion, the Predecessor Company financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the ten months ended October 31, 2021, and for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Fresh-Start Accounting

As discussed in Note 3 to the financial statements, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective on November 1, 2021.  Accordingly, the accompanying financial statements have been prepared in conformity with FASB Accounting Standards Codification 852, Reorganizations, for the Successor Company as a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods as described in Note 3 to the financial statements.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fresh Start Accounting — Refer to Note 3 to the financial statements

Critical Audit Matter Description

As described in Note 3 to the consolidated financial statements, and in connection with the emergence from bankruptcy effective November 1, 2021, the Company qualified for and adopted fresh start accounting in accordance with ASC 852, Reorganizations. Management estimated the Company’s equity value to be $547 million at the bankruptcy emergence date, which was allocated to the Company’s identified tangible and intangible assets and liabilities based on their fair values.

Auditing the adoption of fresh start accounting was complex due to the significant estimation uncertainty in determining the fair value of the Company’s assets and liabilities. The real estate assets, which principally consisted of land, building and site improvements, and real estate related intangibles, were subject to significant estimation uncertainty primarily due to the sensitivity of the respective fair values to underlying assumptions in the Income Approach methodology used to measure the real estate assets.  The assumptions subject to significant estimation used in the Income Approach included the terminal capitalization rates and discount rates.  Total consolidated real estate assets, including real estate related intangibles, as of November 1, 2021 was $2.3 billion.

Given the Company’s evaluation of cash flow estimates used for estimating fair value of the Company’s real estate assets requires significant estimates and assumptions related to capitalization rates and discount rates, performing procedures to evaluate the reasonableness of the estimates used for determining fair value required a high degree of auditor judgement and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates and assumptions utilized in the Company’s adoption of fresh start accounting included the following, among others:

•

To test the estimated fair value of real estate assets, our audit procedures included the involvement of fair value specialists to evaluate the Company’s selection of the valuation approaches methodologies utilized, and the reasonableness of the capitalization rate and discount rate assumptions used in the Income Approach valuation methodology.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

March 31, 2022

We have served as the Company's auditor since 2002.

CBL & Associates Properties, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	Successor	Predecessor
ASSETS (1)	December 31, 2021	December 31, 2020
Real estate assets:
Land	$599,283	$695,711
Buildings and improvements	1,173,106	5,135,074
	1,772,389	5,830,785
Accumulated depreciation	(19,939)	(2,241,421)
	1,752,450	3,589,364
Developments in progress	16,665	28,327
Net investment in real estate assets	1,769,115	3,617,691
Cash and cash equivalents	169,554	61,781
Available-for-sale securities - at fair value (amortized cost of $149,999 and $233,053 as of December 31, 2021 and December 31, 2020, respectively)	149,996	233,071
Receivables:
Tenant	25,190	103,655
Other	4,409	5,958
Mortgage and other notes receivable	384	2,337
Investments in unconsolidated affiliates	103,655	279,355
In-place leases, net	384,705	5,682
Above market leases, net	234,286	2,021
Intangible lease assets and other assets	104,685	132,189
	$2,945,979	$4,443,740
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness, net	$1,813,209	$1,184,831
10% senior secured notes - at fair value (carrying amount of $395,000 as of December 31, 2021)	395,395	—
Below market leases, net	151,871	6,051
Accounts payable and accrued liabilities	184,404	167,336
Total liabilities not subject to compromise (1)	2,544,879	1,358,218

Liabilities subject to compromise	—	2,551,490

Commitments and contingencies (Note 10 and Note 16)
Redeemable noncontrolling interests	—	(265)
Shareholders' equity:
Successor common stock, $.001 par value, 200,000,000 shares authorized, 20,774,716 issued and outstanding in 2021	21	—
Predecessor preferred stock, $.01 par value, 15,000,000 shares authorized:
7.375% Series D Cumulative Redeemable Preferred Stock, 1,815,000 shares outstanding in 2020	—	18
6.625% Series E Cumulative Redeemable Preferred Stock, 690,000 shares outstanding in 2020	—	7
Predecessor common stock, $.01 par value, 350,000,000 shares authorized, 196,569,917 issued and outstanding in 2020	—	1,966
Additional paid-in capital	547,726	1,986,269
Accumulated other comprehensive income (loss)	(3)	18
Retained earnings (dividends in excess of cumulative earnings)	(151,545)	(1,456,435)
Total shareholders' equity	396,199	531,843
Noncontrolling interests	4,901	2,454
Total equity	401,100	534,297
	$2,945,979	$4,443,740
(1)

As of December 31, 2021, includes $262,265 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $143,593 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. See Note 12.

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Successor	Predecessor
	Period from November 1, through December 31,	Period from January 1, through October 31,	Year Ended December 31,
	2021	2021	2020	2019
REVENUES:
Rental revenues	$103,252	$450,922	$554,064	$736,878
Management, development and leasing fees	1,500	5,642	6,800	9,350
Other	4,094	11,465	14,997	22,468
Total revenues	108,846	468,029	575,861	768,696
EXPENSES:
Property operating	(15,258)	(72,735)	(84,061)	(108,905)
Depreciation and amortization	(49,504)	(158,574)	(215,030)	(257,746)
Real estate taxes	(9,598)	(50,787)	(69,686)	(75,465)
Maintenance and repairs	(7,581)	(32,487)	(34,132)	(46,282)
General and administrative	(9,175)	(43,160)	(53,425)	(64,181)
Loss on impairment	—	(146,781)	(213,358)	(239,521)
Litigation settlement	118	932	7,855	(61,754)
Prepetition charges	—	—	(23,883)	—
Other	(3)	(745)	(953)	(91)
Total expenses	(91,001)	(504,337)	(686,673)	(853,945)
OTHER INCOME (EXPENSES):
Interest and other income	510	2,055	6,396	2,764
Interest expense	(195,488)	(72,415)	(200,663)	(206,261)
Gain on extinguishment of debt	—	—	32,521	71,722
Gain on deconsolidation	19,126	55,131	—	67,242
Gain (loss) on sales of real estate assets	(3)	12,187	4,696	16,274
Reorganization items, net	(1,403)	(435,162)	(35,977)	—
Income tax benefit (provision)	5,885	(1,078)	(16,836)	(3,153)
Equity in earnings (losses) of unconsolidated affiliates	797	(10,823)	(14,854)	4,940
Total other expenses	(170,576)	(450,105)	(224,717)	(46,472)
Net loss	(152,731)	(486,413)	(335,529)	(131,721)
Net loss attributable to noncontrolling interests in:
Operating Partnership	—	2,473	19,762	23,683
Other consolidated subsidiaries	1,186	13,313	20,683	(739)
Net loss attributable to the Company	(151,545)	(470,627)	(295,084)	(108,777)
Preferred dividends declared	—	—	—	(33,669)
Preferred dividends undeclared	—	—	(37,410)	(11,223)
Net loss attributable to common shareholders	$(151,545)	$(470,627)	$(332,494)	$(153,669)
Basic and diluted per share data attributable to common shareholders:
Net loss attributable to common shareholders	$(7.50)	$(2.39)	$(1.75)	$(0.89)
Weighted-average common and potential dilutive common shares outstanding	20,208	196,591	190,277	173,445

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands, except per share amounts)

	Successor	Predecessor
	Period from November 1, through December 31,	Period from January 1, through October 31,	Year Ended December 31,
	2021	2021	2020	2019
Net loss	$(152,731)	$(486,413)	$(335,529)	$(131,721)

Other comprehensive loss:
Unrealized loss on available-for-sale securities	(3)	(18)	18	—

Comprehensive loss	(152,734)	(486,431)	(335,511)	(131,721)
Comprehensive (income) loss attributable to noncontrolling interests in:
Operating Partnership	—	2,473	19,762	23,683
Other consolidated subsidiaries	1,186	13,313	20,683	(739)
Comprehensive loss attributable to the Company:	$(151,548)	$(470,645)	$(295,066)	$(108,777)

CBL & Associates Properties, Inc.

Consolidated Statements of Equity

(in thousands, except share data)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2018 (Predecessor)	$3,575	$25	$1,727	$1,968,280	$—	$(1,005,895)	$964,137	$68,028	$1,032,165
Net loss	(1,384)	—	—	—	—	(108,777)	(108,777)	(21,560)	(130,337)
Purchase of noncontrolling interests in Operating Partnership	—	—	—	—	—	—	—	(96)	(96)
Dividends declared - common stock ($0.075 per share)	—	—	—	—	—	(13,010)	(13,010)	—	(13,010)
Dividends declared - preferred stock	—	—	—	—	—	(33,669)	(33,669)	—	(33,669)
Issuance of 915,226 shares of common stock and restricted common stock	—	—	10	781	—	—	791	—	791
Conversion of 611,847 Operating Partnership common units into shares of common stock	—	—	5	725	—	—	730	(730)	—
Cancellation of 68,420 shares of restricted common stock	—	—	(1)	(143)	—	—	(144)	—	(144)
Performance stock units	—	—	—	1,250	—	—	1,250	—	1,250
Amortization of deferred compensation	—	—	—	2,794	—	—	2,794	—	2,794
Adjustment for noncontrolling interests	3,398	—	—	(7,790)	—	—	(7,790)	4,392	(3,398)
Distributions to noncontrolling interests	(3,429)	—	—	—	—	—	—	(11,149)	(11,149)
Deconsolidation of investments	—	—	—	—	—	—	—	12,014	12,014
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4,654	4,654
Balance, December 31, 2019 (Predecessor)	2,160	25	1,741	1,965,897	-	(1,161,351)	806,312	55,553	861,865
Net loss	(2,727)	—	—	—	—	(295,084)	(295,084)	(37,718)	(332,802)
Other comprehensive income	—	—	—	—	18	—	18	—	18
Conversion of 20,956,110 Operating Partnership common units into shares of common stock	—	—	210	20,953	—	—	21,163	(21,163)	—
Issuance of 1,639,236 shares of common stock and restricted common stock	—	—	16	522	—	—	538	—	538
Cancellation of 140,540 shares of restricted common stock	—	—	(1)	(115)	—	—	(116)	—	(116)
Amortization of deferred compensation	—	—	—	1,769	—	—	1,769	—	1,769
Performance stock units	—	—	—	3,548	—	—	3,548	—	3,548
Adjustment for noncontrolling interests	302	—	—	(6,305)	—	—	(6,305)	6,002	(303)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(912)	(912)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	692	692
Balance, December 31, 2020 (Predecessor)	$(265)	$25	$1,966	$1,986,269	$18	$(1,456,435)	$531,843	$2,454	$534,297

CBL & Associates Properties, Inc.

Consolidated Statements of Equity

(Continued)

(in thousands, except share data)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2020 (Predecessor)	$(265)	$25	$1,966	$1,986,269	$18	$(1,456,435)	$531,843	$2,454	$534,297
Net loss	(773)	—	—	—	—	(470,627)	(470,627)	(15,013)	(485,640)
Other comprehensive loss	—	—	—	—	(18)	—	(18)	—	(18)
Cancellation of 138,518 shares of restricted common stock	—	—	(1)	(30)	—	—	(31)	—	(31)
Conversion of 1,193,978 Operating Partnership common units into shares of common stock	—	—	12	194	—	—	206	(206)	—
Amortization of deferred compensation	—	—	—	896	—	—	896	—	896
Performance stock units	—	—	—	311	—	—	311	—	311
Adjustment for noncontrolling interests	6	—	—	(871)	—	—	(871)	865	(6)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	(1,454)	(1,454)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	298	298
Cancellation of 201,549,255 shares of Predecessor equity	1,032	(25)	(1,977)	(1,986,769)	—	1,927,062	(61,709)	1,645	(60,064)
Fresh start accounting adjustments to noncontrolling interest	—	—	—	—	—	—	—	17,216	17,216
Issuance of 17,800,000 shares of Successor equity to noteholders and holders of unsecured claims	—	—	18	487,462	—	—	487,480	—	487,480
Issuance of 2,200,000 shares of Successor equity to Predecessor shareholders and common unit holders	—	—	2	59,966	—	—	59,968	282	60,250
Balance, October 31, 2021 (Predecessor)	—	—	20	547,428	—	—	547,448	6,087	553,535

Balance, November 1, 2021 (Successor)	—	—	20	547,428	—	—	547,448	6,087	553,535
Net loss	—	—	—	—	—	(151,545)	(151,545)	(1,186)	(152,731)
Other comprehensive loss	—	—	—	—	(3)	—	(3)	—	(3)
Amortization of deferred compensation	—	—	—	299	—	—	299	—	299
Issuance of 784,999 shares of restricted common stock	—	—	1	(1)	—	—	—	—	—
Balance, December 31, 2021 (Successor)	$—	$—	$21	$547,726	$(3)	$(151,545)	$396,199	$4,901	$401,100

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Successor	Predecessor
	Period from November 1, through December 31,	Period from January 1, through October 31,	Year Ended December 31,
	2021	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(152,731)	$(486,413)	$(335,529)	$(131,721)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	49,504	158,574	215,030	257,746
Net amortization of deferred financing costs, premiums on available-for-sale securities and debt premiums and discounts	174,439	1,877	8,764	8,316
Reorganization items (non-cash)	—	256,433	25,294	—
Net amortization of intangible lease assets and liabilities	3,346	659	(574)	(1,809)
(Gain) loss on sales of real estate assets	3	(12,187)	(4,696)	(16,274)
Gain on insurance proceeds	(433)	—	(1,644)	(462)
Gain on deconsolidation	(19,126)	(55,131)	—	(67,242)
Write-off of development projects	3	745	952	91
Share-based compensation expense	282	1,186	5,819	4,783
Loss on impairment	—	146,781	213,358	239,521
Gain on extinguishment of debt	—	—	(32,521)	(71,722)
Equity in (earnings) losses of unconsolidated affiliates	(797)	10,823	14,854	(4,940)
Distributions of earnings from unconsolidated affiliates	2,247	16,358	10,093	21,651
Change in estimate of uncollectable revenues	1,008	5,692	49,329	3,463
Change in deferred tax accounts	(10,853)	—	14,558	2,668
Changes in:
Tenant and other receivables	(4,574)	25,707	(75,109)	(10,885)
Other assets	1,120	368	(10,070)	(63)
Accounts payable and accrued liabilities	13,611	35,587	35,457	40,287
Net cash provided by operating activities	57,049	107,059	133,365	273,408
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(5,455)	(26,168)	(53,453)	(128,148)
Acquisitions of real estate assets	—	—	—	(5,700)
Proceeds from sales of real estate assets	—	33,265	7,817	130,310
Purchases of available-for-sale securities	(449,986)	(787,746)	(235,182)	—
Proceeds from disposal of investments	7,103	—	—	18,563
Redemptions of available-for-sale securities	299,988	1,019,735	—	—
Proceeds from insurance	—	1,064	988	2,037
Payments received on mortgage and other notes receivable	13	840	1,095	3,010
Additional investments in and advances to unconsolidated affiliates	(1,126)	327	(11,024)	(5,786)
Distributions in excess of equity in earnings of unconsolidated affiliates	10,758	10,689	10,625	13,345
Changes in other assets	(311)	(4,512)	(1,263)	(3,045)
Net cash provided by (used in) investing activities	(139,016)	247,494	(280,397)	24,586
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	—	50,041	365,246	1,127,991
Principal payments on mortgage and other indebtedness	(11,690)	(194,283)	(154,658)	(1,334,972)
Additions to deferred financing costs	(427)	(1,684)	(590)	(15,546)
Proceeds from issuances of common stock	—	—	5	40
Purchases of noncontrolling interests in the Operating Partnership	—	—	—	(96)
Contributions from noncontrolling interests	—	298	692	4,654
Payment of tax withholdings for restricted stock awards	—	(11)	(87)	(133)
Distributions to noncontrolling interests	—	(354)	(912)	(18,758)
Dividends paid to holders of preferred stock	—	—	—	(33,669)
Dividends paid to common shareholders	—	—	—	(25,959)
Net cash provided by (used in) financing activities	(12,117)	(145,993)	209,696	(296,448)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(94,084)	208,560	62,664	1,546
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	330,282	121,722	59,058	57,512
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$236,198	$330,282	$121,722	$59,058
Reconciliation from consolidated statements of cash flows to consolidated balance sheets:
Cash and cash equivalents	$169,554	$260,207	$61,781	$32,816
Restricted cash (1):
Restricted cash	33,012	33,876	37,320	180
Mortgage escrows	33,632	36,199	22,621
Cash included in assets held for sale	—	—	—	26,062
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$236,198	$330,282	$121,722	$59,058

SUPPLEMENTAL INFORMATION
Cash paid for interest, net of amounts capitalized	$11,589	$43,176	$125,366	$198,261
Cash paid for reorganization items	$525	$178,944	$301	$—
(1)	Included in intangible lease assets and other assets in the consolidated balance sheets

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and unit data)

NOTE 1. ORGANIZATION

CBL & Associates Properties, Inc. ("CBL"), a Delaware corporation, is a self-managed, self-administered, fully-integrated real estate investment trust ("REIT") that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, lifestyle centers, open-air centers, outlet centers, office buildings and other properties, including single-tenant and multi-tenant outparcels. Its properties are located in 24 states but are primarily in the southeastern and midwestern United States.

CBL conducts substantially all its business through CBL & Associates Limited Partnership (the "Operating Partnership"), which is a variable interest entity ("VIE"). The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a VIE. As of December 31, 2021, the Operating Partnership owned interests in the following Properties:

	Malls (1)	Outlet Centers (1)	Lifestyle Centers (1)	Open-Air Centers (2)	Other (2)(3)	Total
Consolidated Properties	42	2	4	21	4	73
Unconsolidated Properties (4)	8	3	1	8	1	21
Total	50	5	5	29	5	94
(1)

The Company has aggregated Malls, Outlet Centers and Lifestyle Centers into one reportable segment (the “Malls”) because they have similar economic characteristics and they provide similar products and services to similar types of, and in many cases, the same tenants.

(2)	Included in “All Other” for purposes of segment reporting.
(3)	CBL's two consolidated corporate office buildings are included in the Other category.
(4)	The Operating Partnership accounts for these investments using the equity method because one or more of the other partners have substantive participating rights.

The Malls, Outlet Centers, Lifestyle Centers, Open-Air Centers and Other are collectively referred to as the “Properties” and individually as a “Property.”

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At December 31, 2021, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 98.9% limited partner interest for a combined interest held by CBL of 99.9%.

Historically, the noncontrolling interest in the Operating Partnership has been held by CBL & Associates, Inc., its shareholders and affiliates and certain senior officers of the Company (collectively "CBL's Predecessor"), all of which contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993, and by various third parties. During 2020, CBL’s Predecessor elected to convert all remaining common units of limited partnership interest in the Operating Partnership to common stock in connection with the exercise of the holders’ contractual exchange rights. At December 31, 2021, CBL’s Predecessor no longer owned any limited partner interest and third parties owned a 0.1% limited partner interest in the Operating Partnership.

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

Voluntary Reorganization under Chapter 11

As discussed in Note 3, upon the Company’s emergence from the Chapter 11 Cases (defined below), the Company adopted fresh start accounting, which resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes. As a result of the application of fresh start accounting and the effects of the implementation of the Plan (defined below), the consolidated financial statements after the Effective Date (defined below), are not comparable with the consolidated financial statements on or before that date. The lack of comparability is emphasized by the use of a “black line” to separate the Predecessor (defined below) and Successor (defined below) periods in the consolidated financial statements and footnote tables. References to “Successor” or “Successor Company” relate to the financial position and results of operations of the Company after the Effective Date. References to "Predecessor" or "Predecessor Company" refer to the financial position and results of operations of the Company on or before the Effective Date. See Note 3 for additional information.

During the Predecessor period, the Company applied Accounting Standards Codification (“ASC”) 852 - Reorganizations (“ASC 852”) in preparing the consolidated financial statements. ASC 852 requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. As a result, the Company segregated prepetition unsecured or under secured liabilities and obligations whose treatment and satisfaction were dependent on the outcome of the Chapter 11 proceedings and classified these items as “Liabilities subject to compromise” on the Predecessor Company’s consolidated balance sheet. In addition, the Company classified all expenses, gains and losses that were incurred as a result of the Chapter 11 proceedings since filing as “Reorganization items, net” in the Predecessor Company’s consolidated statements of operations.

Reclassifications

Due to fresh start accounting, certain reclassifications have been made to amounts in the Company’s prior-year financial statements to conform to the current period presentation. The Company reclassified in-place leases, net, of $5,682, above market leases, net, of $2,021 and below market leases, net, of $6,051 into individual line items for the year ended December 31, 2020.

NOTE 2. EMERGENCE FROM VOLUNTARY REORGANIZATION UNDER CHAPTER 11

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

Beginning on November 1, 2020, CBL and the Operating Partnership, together with certain of its direct and indirect subsidiaries (collectively, the “Debtors”), filed voluntary petitions (the “Chapter 11 Cases”) under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Bankruptcy Court authorized the Debtors to continue to operate their businesses and manage their properties as debtors-in-possession pursuant to the Bankruptcy Code. The Chapter 11 Cases are being jointly administered for procedural purposes only under the caption In re CBL & Associates Properties, Inc., et al., Case No. 20-35226.

The filing of the Chapter 11 Cases constituted an event of default with respect to certain property-level debt of the Operating Partnership’s subsidiaries, which may result in acceleration of the outstanding principal and other sums due. See Note 9 and Note 10 for further discussion.

In connection with the Chapter 11 Cases, on August 11, 2021, the Bankruptcy Court entered an order, Docket No.1397 (Confirmation Order), confirming the Debtors’ Third Amended Joint Chapter 11 Plan of CBL & Associates Properties, Inc. and its Affiliated Debtors (With Technical Modifications) (as modified at Docket No. 1521, the “Plan”).

On November 1, 2021 (the “Effective Date”), the conditions to effectiveness of the Plan were satisfied and the Debtors emerged from the Chapter 11 Cases. The Company filed a notice of the Effective Date of the Plan with the Bankruptcy Court on November 1, 2021. Following the Effective Date, certain of the Debtors’ Chapter 11 Cases remain open to administer claims pursuant to the Plan.

On the Effective Date, in exchange for their approximately $1,375,000 in principal amount of senior unsecured notes and $133,000 in principal amount of the secured credit facility, Consenting Noteholders, other noteholders, and certain holders of unsecured claims against the Company received, in the aggregate, $95,000 in cash, $455,000 of new senior secured notes, $100,000 of new exchangeable secured notes, based upon the election by certain Consenting Noteholders, and 89% in common equity of the newly reorganized company (subject to dilution, as set forth in the Plan). Certain Consenting Noteholders also provided $50,000 of new money in exchange for additional new exchangeable secured notes. Pursuant to the Plan the remaining lenders of the senior secured credit facility, holding $983,700 in principal amount, received $100,000 in cash and a new $883,700 secured term loan. Existing common and preferred shareholders each received 5.5% of common equity in the newly reorganized company. On the Effective Date, the Company had an aggregate 20,000,000 shares of new common stock and units issued and outstanding. In November 2021, CBL & Associates HoldCo II, LLC (“HoldCo II”), a wholly owned subsidiary of the Operating Partnership, redeemed $60,000 in principal amount of the new senior secured notes, which are included in the Successor balance sheet as of the Effective Date.

On the Effective Date, the Company reserved an additional (i) approximately 9,000,000 shares of new common stock for issuance upon the potential exercise of the new exchangeable notes and (ii) 3,222,222 shares of new common stock for issuance under an equity incentive plan.

On the Effective Date, all prior equity interests of the Company issued and outstanding immediately prior to the Effective Date, including (1) CBL’s common stock, par value $0.01 per share and CBL’s preferred stock and related depositary shares and (2) the Operating Partnership’s limited partnership common interests and the limited partnership preferred interests related to CBL’s preferred stock, and any rights of any holder in respect thereof, were deemed cancelled, discharged and of no force or effect.

Exit Credit Agreement

On the Effective Date, CBL & Associates HoldCo I, LLC (“HoldCo I”), a wholly owned subsidiary of the Operating Partnership, entered into an amended and restated credit agreement (the “Exit Credit Agreement”), providing for an $883,700 senior secured term loan that matures November 1, 2025. Upon satisfaction of certain conditions, the maturity date will automatically extend to November 1, 2026 and upon further satisfaction of certain conditions the maturity date will automatically extend to November 1, 2027. The Exit Credit Agreement bears interest at a rate per annum equal to LIBOR for the applicable period plus 275 basis points, subject to a LIBOR floor of 1.0%.

The Exit Credit Agreement requires HoldCo I to comply with certain financial ratios in the aggregate for the collateral properties, including a covenant that it not permit the (i) interest coverage ratio (as defined in the Exit Credit Agreement) commencing with the fiscal quarter ending December 31, 2021, to be less than 1.50 to 1.00, (ii) minimum debt yield ratio (as defined in the Exit Credit Agreement) commencing with the fiscal quarter ending March 31, 2023 as of the last day of any fiscal quarter ending prior to the maturity date, to be less than eleven and a half percent (11.50%) and (iii) the occupancy rate (as defined in the Exit Credit Agreement) commencing with the fiscal quarter ending March 31, 2023, as of the last day of any fiscal quarter ending prior to the maturity date, to be less than seventy five percent (75%). The Operating Partnership provided a limited guaranty up to a maximum of $175,000 (the “Principal Liability Cap”). The Principal Liability Cap will be reduced by an amount equal to 100% of the first $2,500 in principal amortization made by HoldCo I each calendar year and will be reduced further by 50% of the principal amortization payments made by HoldCo I each calendar year in excess of the first $2,500 in principal amortization for such calendar year. As of December 31, 2021, the Principal Liability Cap had been reduced to $171,946. The Principal Liability Cap is eliminated when the loan balance is reduced below $650,000.

The Exit Credit Agreement is secured by first-priority liens on substantially all the personal and real property assets of HoldCo I and its direct and indirect subsidiaries, including without limitation, HoldCo I’s and the subsidiary guarantors’ ownership interests in the capital stock, membership interests or partnership interests in the subsidiary guarantors. HoldCo I consists of sixteen malls, three lifestyle centers, three open-air centers and various parcels adjacent to our properties.

Secured Notes Indenture

On the Effective Date, HoldCo II entered into a secured notes indenture relating to the issuance of 10% senior secured notes due 2029 (the “Secured Notes”) in an aggregate principal amount of $455,000. The Secured Notes mature November 15, 2029 and bear interest at a rate of 10% per annum, payable semi-annually on November 15 and May 15, beginning May 15, 2022.

The Secured Notes are secured by first priority perfected liens on certain personal and real property assets owned as of the Effective Date by HoldCo II and certain secured notes subsidiary guarantors and certain assets of HoldCo II and each secured notes subsidiary guarantor acquired after the Effective Date.

Upon the occurrence of certain permitted asset sales or dispositions and certain collateral release trigger events, HoldCo II is required to make an offer to the holders of the Secured Notes to repurchase the Secured Notes (in the case of such asset sales) or redeem the Secured Notes (in the case of such trigger events) in an aggregate principal amount equal to a certain specified portion of the proceeds of such sale, financing transaction or other disposition. Additionally, HoldCo II may redeem the Secured Notes at its option, subject to satisfaction of customary conditions thereof, including payment of accrued and unpaid interest through the date of such optional redemption and any applicable premium. HoldCo II redeemed $60,000 aggregate principal amount of the Secured Notes pursuant to an optional redemption on November 8, 2021, which left an outstanding balance of $395,000. As noted above, the $60,000 redemption is included in the Successor balance sheet as of the Effective Date.

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

Subsequent to December 31, 2021, the Exchangeable Notes were fully converted into shares of common stock. See Note 20 for additional information.

Registration Rights Agreement

Pursuant to the Plan, on the Effective Date, the Company and certain holders of the newly issued shares of common stock, par value $0.001, of the Company executed a registration rights agreement.

Pursuant to the registration rights agreement, the Company agreed to file with the Securities and Exchange Commission (the “SEC”) an initial shelf registration statement on Form S-11 as soon as practicable after the filing with the SEC of the Company’s Annual Report on Form 10-K for the year ending December 31, 2021 (including any portions thereof that are incorporated by reference into such Form 10-K from the Company’s definitive proxy statement for the Company’s 2022 annual meeting of shareholders), and to use reasonable best efforts to substitute this with a shelf registration on Form S-3 as soon as reasonably practicable following the Company’s becoming eligible to use such form. Any holder or group of holders will have the right to request that the Company include some or all the shares of new common stock held by them, including shares of new common stock issuable upon conversion of the Exchangeable Notes, in such initial shelf registration statement or shelf registration statement. The Company also agreed to file a “demand” shelf registration statement, or to facilitate a “takedown” of registrable securities in the form of an underwritten offering under any existing shelf registration statement, to the extent that (1) the registrable securities sought to be sold equal at least 5% of all outstanding shares of new common stock on the date of any such request or (2) the anticipated aggregate gross offering price of such registrable securities is at least $25,000 (prior to the deduction of any underwriting discounts and commissions). The Company shall also not be required to file a “demand” registration statement if (a) the registrable securities proposed to be sold are already covered by an existing and effective registration statement that may utilized for the offer and sale of such registrable securities, or (b) there have previously been more than 6 such demands in the aggregate.

2021 Equity Incentive Plan

Following the Effective Date, the board of directors of the Company adopted the CBL & Associates Properties, Inc. 2021 Equity Incentive Plan (the “EIP”). See Note 18 for additional information.

Fifth Amended and Restated Operating Partnership Agreement

On the Effective Date, under the terms of the Plan, affiliates of the Company entered into a Fifth Amended and Restated Agreement of Limited Partnership for the Operating Partnership (the “New OP Agreement”) with CBL (solely for purposes of acknowledging the provisions thereof) and the remaining holders of the old limited partnership preferred interests (the “Old LP Interests”) who elected to remain limited partners of the Operating Partnership following emergence.

Pursuant to the Plan, the New OP Agreement supersedes and replaces in its entirety the Operating Partnership’s Fourth Amended and Restated Agreement of Limited Partnership, as amended (the “Old OP Agreement”), and all of the common units, special common units and preferred units of limited partnership of the Operating Partnership outstanding under the Old OP Agreement were cancelled and new common units (which, as of the Effective Date, are the only class of equity of the Operating Partnership outstanding) were issued to certain holders, as described in Note 11. The New OP Agreement also eliminated the terms of all the classes of preferred units, as well as all the classes of special common units, that were defined in the Old OP Agreement.

Board of Directors

As of the Effective Date, the following directors were deemed to have resigned from the board of directors in connection with the Company’s emergence from the Chapter 11 Cases and pursuant to the Plan: A. Larry Chapman, Matthew S. Dominski, John D. Griffith, Kathleen M. Nelson, Carolyn B. Tiffany, Scott D. Vogel and Richard J. Lieb.

Pursuant to the Plan, since the Effective Date the board of directors has consisted of the following eight members: Stephen D. Lebovitz, Charles B. Lebovitz, Marjorie L. Bowen, David J. Contis, David M. Fields, Robert G. Gifford, Jonathan M. Heller and Kaj Vazales. Jonathan Heller, Charles B. Lebovitz and Stephen D. Lebovitz are the only directors that served on the board of directors prior to emergence. As of the Effective Date, Jonathan M. Heller became the chairman of the board of directors and David J. Contis became the lead director. The audit committee following the Effective Date consists of Marjorie L. Bowen (chairperson), David J. Contis and Robert G. Gifford. The compensation committee following the Effective Date consists of Robert G. Gifford (chairperson), David J. Contis, David M. Fields and Kaj Vazales. The nominating/corporate governance committee following the Effective Date consists of David M. Fields (chairperson), Marjorie l. Bowen, Robert G. Gifford and Kaj Vazales.

Second Amended and Restated Certificate of Incorporation

In connection with the Company’s reorganization and emergence from its Chapter 11 Proceedings, as provided in the Plan, effective as of the Effective Date, CBL adopted a Second Amended and Restated Certificate of Incorporation (the “Updated COI”), which replaced and superseded the CBL’s Amended and Restated Certificate of Incorporation as it existed immediately prior to the Effective Date (the “Prior COI”), and also adopted the Fourth Amended and Restated Bylaws for CBL (the “Updated Bylaws”), which replaced and superseded CBL’s Third Amended and Restated Bylaws as they existed immediately prior to the Effective Date (the “Prior Bylaws”).

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

Liquidity and Loan Defaults

In accordance with the accounting guidance related to the presentation of financial statements, when preparing financial statements for each annual and interim reporting period, management evaluates whether there are conditions or events that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In making its assessment, management considered the Company’s current financial condition and liquidity sources.

As of December 31, 2021, the Company had $1.4 billion of property-level debt and related obligations, including consolidated debt and unconsolidated debt, maturing or callable within the next twelve months from the issuance of the financial statements. Subsequent to year-end and through the date of issuance of the financial statements, the Company obtained certain waivers and/or refinanced and extended the maturity dates for $0.2 billion of mortgage debt obligations.

Accordingly, the Company still had $1.2 billion of property-level debt and related obligations maturing or callable within the next twelve months from the issuance of the financial statements, including $642 million reported within mortgage debt payable and $537 million related to unconsolidated affiliates, a portion of which is guaranteed by the Company, as disclosed in Note 16 to the consolidated financial statements. The properties serving as collateral for this property-level debt and related obligations represent approximately 10-20% of projected annual operating cash flows of the Company. The Company currently does not have sufficient liquidity to meet these obligations as they become due, which raises substantial doubt about the Company’s ability to continue as a going concern.

Management intends to refinance and/or extend the maturity dates for such mortgage notes payable. In such instances where a refinancing and/or extension of maturity dates is unsuccessful the Company will repay certain of the mortgage notes based on the availability of liquidity and convey certain properties to the lender to satisfy the related debt obligations. As a result, the Company has concluded that management’s plans are probable of being achieved to alleviate substantial doubt about the Company’s ability to continue as a going concern.

The Company has prepared its financial statements in conformity with accounting principles generally accepted in the United States of America applicable to a going concern. The financial statements do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern.

Reorganization Items

Any expenses, gains and losses that are realized or incurred as of or subsequent to November 1, 2020, and as a direct result of the Chapter 11 Cases, are recorded in the line item “Reorganization items, net” in the Company’s consolidated statements of operations. For the period from January 1, 2021 through October 31, 2021, the $435,162 of reorganization items, net, consists of $779,092 associated with remeasuring the value of the individual assets and liabilities of the Successor Company as of the Effective Date, $75,545 in professional fees and success fees, $1,211 in compensation associated with reorganization efforts and $1,741 of U.S. Trustee fees, offset by the gain on settlement of liabilities subject to compromise of $422,427. For the year ended December 31, 2020, the $35,977 of reorganization items consists of $10,347 in professional fees, $25,294 of unamortized deferred financing costs and debt discounts related to the secured credit facility and the senior unsecured notes, as well as $336 of U.S. Trustee fees.

NOTE 3 FRESH START ACCOUNTING

Fresh Start

Upon emergence from bankruptcy, the Company qualified for and adopted fresh start accounting in accordance with ASC 852, which resulted in the Company becoming a new entity for financial reporting purposes because (1) the holders of the then existing common shares of the Predecessor received less than 50 percent of the new shares of common stock of the Successor outstanding upon emergence and (2) the reorganization value of the Company’s assets immediately prior to confirmation of the Plan was less than the total of all post-petition liabilities and allowed claims. The Company elected to apply fresh start accounting using a convenience date of October 31, 2021. Management evaluated and concluded that the events on November 1, 2021 were not material to the Company’s financial reporting on both a quantitative and qualitative basis.

The reorganization value derived from the range of equity values associated with the Plan was allocated to the Company’s identifiable tangible and intangible assets and liabilities based on their fair values. The Effective Date fair values of the Company’s assets and liabilities differ materially from their recorded values as reflected on the historical balance sheets.

Reorganization Value

Under ASC 852, the Successor determined a value to be assigned to the equity of the emerging entity as of the date of adoption of fresh start accounting. Based on the Company’s revised projections filed with the SEC on a Form 8-K on May 6, 2021, management and its investment bankers reassessed the value of the Company, resulting in an estimated range of shareholders’ equity between $50,000 and $550,000. The Company engaged third-party valuation advisors to assist the Company in their determination of a point estimate of equity value within the range. The enterprise and corresponding equity value of the Company was estimated by using a calculation of the present value of future cash flows based on financial projections utilized by the Company’s investment bankers in deriving the range of equity value. Management concluded that the best point estimate of shareholders’ equity was $547,448, which resulted in $553,535 of total equity, when including noncontrolling interest in the Operating Partnership. The Company engaged valuation experts to assist management in the allocation of such enterprise value to the assets and liabilities for financial reporting purposes.

The following table reconciles the enterprise value to the estimated fair value of the Successor’s common shares as of the Effective Date:

Enterprise value, less cash	$2,296,872
Less: Fair value of noncontrolling interest in consolidated subsidiaries	(6,087)
Enterprise value of the Company's interests, less cash	2,290,785
Plus: Cash, cash equivalents and restricted cash	330,282
Less: Fair value of mortgage and other indebtedness	(1,678,619)
Less: Fair value of 10% senior secured notes	(395,000)
Fair value of Successor total shareholders' equity	$547,448
Shares and units issued upon emergence	20,000,000
Per share value	$27.37

The following table reconciles the enterprise value to the reorganization value of the Successor’s assets to be allocated to the Company’s individual assets as of the Effective Date:

Enterprise value, less cash	$2,296,872
Plus: Cash, cash equivalents and restricted cash	330,282
Plus: Accounts payable and accrued liabilities	335,513
Reorganization value of Successor's assets	$2,962,667

The enterprise value and corresponding equity value are dependent upon achieving the future financial results set forth in the Company’s projections, as well as the realization of certain other assumptions. All estimates, assumptions, valuations and financial projections, including the fair value adjustments, the financial projections, the enterprise value and equity value projections, are inherently subject to significant uncertainties and the resolution of contingencies beyond the Company’s control. Accordingly, the Company cannot assure that the estimates, assumptions, valuations or financial projections will be realized and actual results could vary materially.

Real Estate Assets

In developing the fair value estimates for the portfolio of retail properties, all three traditional approaches to valuation were considered including the income approach, the sales comparison (market) approach and the cost approach. These valuation approaches have long been recognized as acceptable in the appropriate circumstances and in valuations of this type. Accordingly, all applicable properties were identified, investigated and examined by the valuation provider along with all intangible assets and liabilities associated with the properties. Furthermore, the valuation provider estimated the fair values and remaining useful lives ("RUL") of the related intangible assets and liabilities at the property-level, as applicable. In most cases, the properties included the following intangible assets/liabilities:

•Above/below-market leases

•In-place leases

•Avoided lease origination costs (leasing commissions, tenant improvements, etc.)

•Property-level debt

For the valuation of the tangible assets of each property, all pertinent information such as blueprints and drawings, property tax statements, prior appraisals and cost segregation reports were utilized. In terms of methodology, the properties were valued via the income approach in order to estimate building values. Separate values for the underlying land and site improvements were developed via the cost approach. As part of the allocation process, the fair value of the following tangible components was estimated:

•Land

•Building(s)

•Site Improvements

Investment in Unconsolidated Affiliates

The fair value of the Company’s investment in unconsolidated affiliates for fresh start accounting was determined by valuing the underlying real estate assets associated with each unconsolidated joint venture in the same manner as all real estate assets, described above. The Company then calculated the net asset or liability value of each joint venture by applying the net working capital balance to the fair value of the real estate assets and the amount outstanding under any associated mortgage notes. The percentage of ownership interest in each joint venture was applied to the net asset or liability value which resulted in the fair value of each unconsolidated affiliate. See Note 4 for further information related to the equity method of accounting.

Right-of-Use Assets and Lease Liabilities

The fair value of lease liabilities was measured as the present value of the remaining lease payments, as if the lease were a new lease as of the Effective Date. The Company used its incremental borrowing rate (“IBR”) as the discount rate in determining the present value of the remaining lease payments, which was determined by a third-party valuation advisor using a fundamental credit rating analysis and an implied market yield analysis based on the newly issued Secured Notes. Based upon the corresponding lease term, the IBR was approximately 12.0%.

Mortgage Notes Payable

The fair value of the mortgage notes payable was estimated by a third-party valuation advisor based on an analysis of the Company’s collateral coverage, financial metrics and interest rate for each mortgage note payable relative to market rates. If there is a reasonable expectation that the debtor will be able to meet the financial obligations of the mortgage note payable, or the mortgage note payable is a recourse loan, then the value of the mortgage note is equal to the present value of the future mortgage note payments discounted at a rate of return commensurate with the risk associated with the mortgage note payments. If the debtor is unable, or if there is uncertainty if the debtor will be able, to meet the financial obligations of the mortgage note, then the value of the mortgage note payable is equal to the expected proceeds to be received through a liquidation of the underlying property at fair value.

Consolidated Balance Sheet

The adjustments included in the following fresh start consolidated balance sheet reflect the effects of the transactions contemplated by the Plan and executed by the Company on the Effective Date (reflected in the column “Reorganization Adjustments”), and fair value and other required accounting adjustments resulting from the adoption of fresh start accounting (reflected in the column “Fresh Start Accounting Adjustments”). The explanatory notes provide additional information regarding the adjustments recorded.

	October 31, 2021
	Predecessor	Reorganization Adjustments		Fresh Start Accounting Adjustments		Successor
ASSETS (1)
Real estate assets:
Land	$625,098	$—		$(23,083)	(15)	$602,015
Buildings and improvements	4,839,923	—		(3,660,465)	(15)	1,179,458
	5,465,021	—		(3,683,548)		1,781,473
Accumulated depreciation	(2,252,275)	—		2,252,275	(15)	—
	3,212,746	—		(1,431,273)		1,781,473
Developments in progress	15,858	—		—		15,858
Net investment in real estate assets	3,228,604	—		(1,431,273)		1,797,331
Cash and cash equivalents	498,260	(238,053)	(1)	—		260,207
Receivables:
Tenant	70,664	—		(49,751)	(16)	20,913
Other	4,056	1,254	(2)	—		5,310
Mortgage and other notes receivable	397	—		—		397
Investments in unconsolidated affiliates	246,823	—		(124,982)	(17)	121,841
In-place leases, net	6,895	—		406,635	(18)	413,530
Above market leases, net	3,611	—		241,385	(18)	244,996
Intangible lease assets and other assets	150,784	—		(52,642)	(19)	98,142
	$4,210,094	$(236,799)		$(1,010,628)		$2,962,667
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness, net	$1,016,557	$1,032,508	(3)	$(370,446)	(20)	$1,678,619
10% senior secured notes - at fair value (carrying amount of $395,000 as of October 31, 2021)	—	395,000	(4)	—		395,000
Below market leases, net	5,576	—		153,667	(18)	159,243
Accounts payable and accrued liabilities	215,675	(7,431)	(5)	(31,974)	(21)	176,270
Total liabilities not subject to compromise (1)	1,237,808	1,420,077		(248,753)		2,409,132

Liabilities subject to compromise	2,551,439	(2,551,439)	(6)	—		—

Commitments and contingencies
Redeemable noncontrolling interests	(1,032)	1,032	(7)	—		—
Shareholders' equity:
Successor common stock, $.001 par value, 200,000,000 shares authorized, 20,774,716 issued and outstanding in 2021	—	20	(8)	—		20
Predecessor preferred stock, $.01 par value, 15,000,000 shares authorized:
7.375% Series D Cumulative Redeemable Preferred Stock, 1,815,000 shares outstanding in 2020	18	(18)	(9)	—		—
6.625% Series E Cumulative Redeemable Preferred Stock, 690,000 shares outstanding in 2020	7	(7)	(10)	—		—
Predecessor common stock, $.01 par value, 350,000,000 shares authorized, 196,569,917 issued and outstanding in 2020	1,976	(1,976)	(11)	—		—
Additional paid-in capital	1,986,769	487,721	(12)	(1,927,062)	(22)	547,428
Retained earnings (dividends in excess of cumulative earnings)	(1,553,835)	405,864	(13)	1,147,971	(22)	—
Total shareholders' equity	434,935	891,604		(779,091)		547,448
Noncontrolling interests	(13,056)	1,927	(14)	17,216	(23)	6,087
Total equity	421,879	893,531		(761,875)		553,535
	$4,210,094	$(236,799)		$(1,010,628)		$2,962,667

(1)The following summarizes the change in cash and cash equivalents:

Proceeds from Exchangeable Notes	$50,000
Payment for the settlement to allowed unsecured claim holders	(98,801)
Payment for the settlement of the Predecessor secured credit facility	(100,000)
Payment of deferred financing fees for the Exit Credit Agreement	(1,192)
Payment of expensed financing fees for the Exchangeable Notes and the Secured Notes	(773)
Payment of professional fees	(27,170)
Redemption of Secured Notes	(60,117)
$(238,053)

(2)Represents a receivable related to an overpayment of professional fees on the Effective Date.

(3)The Plan’s reorganization adjustments in mortgage and other indebtedness, net, were as follows:

Issuance of Exit Credit Agreement	$883,700
Issuance of Exchangeable Notes	150,000
Capitalization of deferred financing costs related to the Exit Credit Agreement	(1,192)
$1,032,508

(4)Represents the issuance of the $455,000 Secured Notes and the subsequent $60,000 redemption on the Secured Notes.

(5)The decrease in accounts payable and accrued liabilities represents the write-off of an existing liability related to Predecessor preferred shares.

(6)Represents the settlement of liabilities subject to compromise in accordance with the Plan as follows:

Liabilities subject to compromise	$2,551,439
Issuance of Exit Credit Agreement	(983,700)
Issuance of Secured Notes	(555,773)
Equity issued on the Effective Date in settlement of liabilities subject to compromise	(487,479)
Payment to various creditors	(102,060)
Gain on settlement of liabilities subject to compromise	$422,427

(7)Represents the cancellation of Predecessor redeemable noncontrolling interests.

(8)Represents the issuance of Successor equity.

(9)Represents the cancellation of Predecessor Series D Preferred Stock.

(10)Represents the cancellation of Predecessor Series E Preferred Stock.

(11)The net change in Predecessor common stock is due to:

Conversion of Predecessor equity	$20
Cancellation of Predecessor common stock	(1,996)
Net change in Predecessor common stock	$(1,976)

(12)The following summarizes the change in additional paid-in capital:

Issuance of Successor common stock to creditors	$487,462
Issuance of Successor common stock to Predecessor equity holders	(2)
Cancellation of Predecessor common stock and preferred stock	2,021
Other adjustments	(1,760)
$487,721

(13)The following summarizes the change in dividends in excess of cumulative earnings:

Gain on settlement of liabilities subject to compromise	$422,427
Payment of certain professional fees	(16,563)
$405,864

(14)Represents fresh start accounting adjustments to noncontrolling ownership interests.

(15)Represents fair value adjustments to net investment in real estate assets.

(16)Represents the elimination of Predecessor straight-line rent receivables.

(17)Represents fair value adjustments to the Company’s investment in unconsolidated affiliates.

(18)Represents the fair value adjustment to intangible lease assets.

(19)The following summarizes the fair value adjustments, net, in intangible lease assets and other assets:

Intangible lease assets	$(52,761)
Corporate assets	293
Right-of-use lease assets	(174)
$(52,642)

(20)Represents fair value adjustments of $373,542 related to property-level debt, as well as the write-off of $3,096 in unamortized property-level deferred financing costs.

(21)The following summarizes the fair value adjustments, net, in accounts payable and accrued liabilities:

Investment in unconsolidated affiliates	$(31,682)
Write-off of deferred revenue	(91)
Lease liabilities	(201)
$(31,974)

(22)Represents the cumulative effect of fresh start accounting adjustments discussed herein, including additional paid-in capital of approximately $60,000 to Predecessor shareholders and common unitholders, and the elimination of the Predecessor accumulated deficit.

(23)Represents fresh start accounting adjustments to noncontrolling ownership interests.

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of the Successor Company and the Predecessor Company, as well as entities in which the Successor Company or the Predecessor Company has a controlling financial interest or entities where the Successor Company or the Predecessor Company is deemed to be the primary beneficiary of a VIE. For entities in which the Successor Company or the Predecessor Company has less than a controlling financial interest or entities where the Company is not deemed to be the primary beneficiary of a VIE, the entities are accounted for using the equity method of accounting. Accordingly, the Successor Company's or the Predecessor Company’s share of the net earnings or losses of these entities is included in consolidated net income (loss). The accompanying consolidated financial statements have been prepared in accordance with GAAP. All intercompany transactions have been eliminated.

Accounting Guidance Adopted

Description	Expected Adoption Date & Application Method	Financial Statement Effect and Other Information
Accounting Standards Update (“ASU”) 2020-06, Debt-Debt with Conversion and Other Options	November 1, 2021 - Prospective

The guidance eliminates several of the accounting models for exchangeable debt which results in fewer embedded option features being separately recognized from the host instrument. For the exchangeable option to be recognized the embedded exchangeable feature must not be clearly and closely related to the host instrument, meet the definition of a derivative, and not qualify for a scope exception to the derivative accounting guidance, or the exchangeable debt instrument must be issued with a substantial premium.

In regard to the Exchangeable Notes, the Successor Company has determined the conversion feature will not be separately recognized but will remain embedded in the exchangeable debt and amortized as part of the host instrument.

The adoption of this guidance did not have a material impact on the Successor Company’s consolidated financial statements or disclosures.

Accounting Guidance Not Yet Adopted
Description	Financial Statement Effect and Other Information

ASU 2020-04, Reference Rate Reform

On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022. The Successor Company has not adopted any of the optional expedients or exceptions as of December 31, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period to determine the impact on its consolidated financial statements.

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

All real estate assets acquired prior to the Effective Date have been accounted for using the acquisition method of accounting and accordingly, the results of operations are included in the consolidated statements of operations from the respective dates of acquisition. The Company allocates the purchase price to (i) tangible assets, consisting of land, buildings and improvements, as if vacant, and tenant improvements, and (ii) identifiable intangible assets and liabilities, generally consisting of above-market leases, in-place leases and tenant relationships, which are included in intangible lease assets and other assets, and below-market leases, which are included in accounts payable and accrued liabilities. The Company uses estimates of fair value based on estimated cash flows, using appropriate discount rates, and other valuation techniques to allocate the purchase price to the acquired tangible and intangible assets. Liabilities assumed generally consist of mortgage debt on the real estate assets acquired. Assumed debt is recorded at its fair value based on estimated market interest rates at the date of acquisition. The Successor Company expects its future acquisitions will be accounted for as acquisitions of assets in which related transaction costs will be capitalized.

Depreciation is computed on a straight-line basis over estimated lives of 30 years for buildings, 10 to 20 years for certain improvements and 5 to 10 years for equipment and fixtures. Tenant improvements are capitalized and depreciated on a straight-line basis over the term of the related lease. Lease-related intangibles from acquisitions of real estate assets are generally amortized over the remaining terms of the related leases. The amortization of above- and below-market leases is recorded as an adjustment to rental revenue, while the amortization of all other lease-related intangibles is recorded as amortization expense. Any difference between the face value of the debt assumed and its fair value is amortized to interest expense over the remaining term of the debt using the effective interest method.

The Successor Company’s and the Predecessor Company’s intangibles and their balance sheet classifications as of December 31, 2021 and 2020, respectively, are summarized as follows:

	Successor		Predecessor
	December 31, 2021		December 31, 2020
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible lease assets and other assets:
Above-market leases	$244,575	$(10,289)	$18,416	$(16,395)
In-place leases	412,683	(27,979)	59,472	(53,790)
Tenant relationships	86	—	34,630	(7,909)
Accounts payable and accrued liabilities:
Below-market leases	158,300	(6,429)	42,274	(36,224)

These intangibles are related to specific tenant leases. Should a termination occur earlier than the date indicated in the lease, the related unamortized intangible assets or liabilities, if any, related to the lease are recorded as expense or income, as applicable. The total net amortization expense of the above intangibles for the Successor Company for the period from November 1, 2021 through December 21, 2021 was $32,164. The total net amortization expense of the above intangibles for the Predecessor Company for the period from January 1, 2021 through October 31, 2021 was $1,195. The total net amortization expense of the above intangibles for the Predecessor Company for the years ended December 31, 2020 and 2019 was $1,460 and $4,506, respectively. The estimated total net amortization expense for the next five succeeding years is $150,606 in 2022, $104,777 in 2023, $69,285 in 2024, $45,037 in 2025 and $28,199 in 2026.

The Successor Company capitalized interest expense of $216 during the period from November 1, 2021 through December 31, 2021. The Predecessor Company did not capitalize interest expense during the period from January 1, 2021 through October 31, 2021. Total interest expense capitalized during the Predecessor years ended December 31, 2020 and 2019 was $1,640 and $2,504, respectively.

Accounts Receivable

Receivables include amounts billed and currently due from tenants pursuant to lease agreements and receivables attributable to straight-line rents associated with those lease agreements. Individual leases where the collection of rents is in dispute are assessed for collectability based on management’s best estimate of collection considering the anticipated outcome of the dispute. Individual leases that are not in dispute are assessed for collectability and upon the determination that the collection of rents over the remaining lease term is not probable, accounts receivable is reduced as an adjustment to rental revenues. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further, management assesses whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical collection levels and current economic trends. An allowance for the uncollectable portion of the portfolio is recorded as an adjustment to rental revenues. Management’s estimate of the collectability of accounts receivable from tenants is based on the best information available to management at the time of evaluation.

The duration of the COVID-19 pandemic and its impact on the Company’s tenants’ ability to pay rents has caused uncertainty in the Company’s ongoing ability to collect rents when due. Considering the potential impact of these uncertainties, management’s collection assessment also took into consideration the type of retailer, billing disputes, lease negotiation status and executed deferral or abatement agreements, as well as recent rent collection experience and tenant bankruptcies based on the best information available to management at the time of evaluation. For the period November 1, 2021 through December 31, 2021, the Successor Company recorded $1,008 associated with uncollectable revenues, which includes $1,717 for straight line rent receivables. For the period from January 1, 2021 through October 31, 2021 the Predecessor Company recorded $5,692 associated with uncollectable revenues, which includes $2,806 for straight line rent receivables. For the year ended December 31, 2020, the Predecessor Company recorded $48,240 associated with uncollectable revenues, which includes $5,603 for straight line rent receivables.

The following table sets forth the activity for the Predecessor Company’s allowance for doubtful accounts:
Predecessor
Year Ended December 31,
2019
Tenant receivables - allowance for doubtful accounts:
Balance, beginning of year	$2,337
Additions in allowance charged to expense	—
Bad debts charged against allowance	(2,337)
Balance, end of year	$—

Carrying Value of Long-Lived Assets

The Company monitors events or changes in circumstances that could indicate the carrying value of a long-lived asset may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of a long-lived asset may not be recoverable, the Company assesses the recoverability of the asset by determining whether the asset’s carrying value will be recovered through the estimated undiscounted future cash flows expected from the Company’s probability weighted use of the asset and its eventual disposition. In the event that such undiscounted future cash flows do not exceed the carrying value, the Company adjusts the carrying value of the long-lived asset to its estimated fair value and recognizes an impairment loss. The estimated fair value is calculated based on the following information, in order of preference, depending upon availability: (Level 1) recently quoted market prices, (Level 2) market prices for comparable properties, or (Level 3) the present value of future cash flows, including estimated salvage value. Certain of the Company’s long-lived assets may be carried at more than an amount that could be realized in a current disposition transaction. The Company estimates future operating cash flows, the terminal capitalization rate and the discount rate, among other factors. As these assumptions are subject to economic and market uncertainties, they are difficult to predict and are subject to future events that may alter the assumptions used or management’s estimates of future possible outcomes. Therefore, the future cash flows estimated in the Company’s impairment analyses may not be achieved. See Note 17 for information related to the impairment of long-lived assets in 2021, 2020 and 2019.

For the period from November 1, 2021 through December 31, 2021, the Successor Company did not record any impairment charges. For the period from January 1, 2021 through October 31, 2021, the Predecessor Company recorded impairment charges of $146,781. See Note 17 for information related to the impairment of long-lived assets in 2021, 2020 and 2019.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents.

Restricted Cash

Restricted cash of $66,644 for the Successor Company and $59,941 for the Predecessor Company was included in intangible lease assets and other assets at December 31, 2021 and 2020, respectively.  As of December 31, 2021 and 2020, restricted cash related to cash held in escrow accounts for insurance, real estate taxes, capital expenditures and tenant allowances as required by the terms of certain mortgage notes payable, as well as amounts related to cash management agreements with the Company’s lenders that are designated for debt service and operating expense obligations.

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

On a periodic basis, the Company assesses whether there are any indicators that the fair value of the Company's investments in unconsolidated affiliates may be impaired. An investment is impaired only if the Company’s estimate of the fair value of the investment is less than the carrying value of the investment and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. The Company's estimates of fair value for each investment are based on a number of assumptions that are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates, and operating costs. As these factors are difficult to predict and are subject to future events that may alter the Company’s assumptions, the fair values estimated in the impairment analyses may not be realized. For the period from November 1, 2021 through December 31, 2021, no impairment chargers were recorded by the Successor Company. For the period from January 1, 2021 through October 31, 2021, no impairment chargers were recorded by the Predecessor Company. As of December 31, 2020 and 2019, respectively, no impairment charges were recorded by the Predecessor Company.

Deferred Financing Costs

During 2020, as a result of the Chapter 11 Cases, unamortized financing costs of $16,779 related to the Predecessor Company's secured credit facility and senior unsecured notes were charged to expense and were recorded as “Reorganization items, net” within the Predecessor Company’s consolidated statements of operations. Unamortized financing costs of $1,568 for the Successor Company and $3,433 for the Predecessor Company were included in mortgage and other indebtedness, net, at December 31, 2021 and 2020, respectively. Deferred financing costs include fees and costs incurred to obtain financing and are amortized on a straight-line basis to interest expense over the terms of the related indebtedness. Amortization expense related to deferred financing costs for the Successor Company for the period November 1, 2021 through December 31, 2021 was $51. Amortization expense related to deferred financing costs for the Predecessor Company for the period from January 1, 2021 through October 31, 2021 was $814. Amortization expense related to deferred financing costs for the Predecessor Company for the years ended December 31, 2020 and 2019 was $5,476 and $7,000, respectively. Accumulated amortization of deferred financing costs was $19 for the Successor Company and $7,354 for the Predecessor Company as of December 31, 2021 and 2020, respectively. See Note 3 for information regarding unamortized financing costs that were charged to expense in connection with Fresh Start Accounting.

Revenue Recognition

See Note 5 for a description of the Company's revenue streams.

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

As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. The Successor Company had state tax expense of $142 for the period from November 1, 2021 through December 31, 2021. State tax expense for the Predecessor Company was $2,992 during the period from January 1, 2021 through October 31, 2021. State tax expense for the Predecessor Company was $2,882 and $3,682 for the year ended December 31, 2020 and 2019, respectively.

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

The Successor and Predecessor Company recorded an income tax provision as follows:

	Successor	Predecessor
	Period from November 1, through December 31,	Period from January 1, through October 31,	Year Ended December 31,
	2021	2021	2020	2019
Current tax provision	$(4,968)	$(1,078)	$(2,278)	$(485)
Deferred tax provision	10,853	—	(14,558)	(2,668)
Income tax provision	$5,885	$(1,078)	$(16,836)	$(3,153)

The Successor Company had a net deferred tax asset of $10,853 at December 31, 2021. The net deferred tax asset at December 31, 2021 is included in intangible lease assets and other assets. In 2020, the Predecessor Company recorded a full deferred tax asset valuation allowance of $16,206, which left a balance of zero as a net deferred tax asset at December 31, 2020. As of December 31, 2021, tax years that generally remain subject to examination by the Company’s major tax jurisdictions include 2021, 2020, 2019 and 2018.

The Company reports any income tax penalties attributable to its properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its consolidated statements of operations. In addition, any interest incurred on tax assessments is reported as interest expense. The Successor Company incurred nominal interest and penalty amounts during the period from November 1, 2021 through December 31, 2021. The Predecessor Company incurred nominal interest and penalty amounts during the period from January 1, 2021 through October 31, 2021, 2020 and 2019.

Concentration of Credit Risk

The Company’s tenants include national, regional and local retailers. Financial instruments that subject the Company to concentrations of credit risk consist primarily of tenant receivables. The Company generally does not obtain collateral or other security to support financial instruments subject to credit risk, but it monitors the credit standing of tenants. The Company derives a substantial portion of its rental income from various national and regional retail companies; however, no single tenant collectively accounted for more than 4.0% of the Successor Company’s and the Predecessor Company’s combined total consolidated revenues in 2021.

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

Performance stock units ("PSUs") are contingently issuable common shares and are included in earnings per share if the effect is dilutive. See Note 18 for a description of the long-term incentive program that these units relate to, which were cancelled in connection with the Plan. The Company evaluated the Exchangeable Notes using the if-converted method. There were no potential dilutive common shares and no anti-dilutive shares for the year ended December 31, 2021. Subsequent to December 31, 2021, the Successor Company issued 550,000 PSUs and the Exchangeable Notes were cancelled. See Note 20 for additional information.

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

NOTE 5. REVENUES

Revenues

The following table presents the Company's revenues disaggregated by revenue source:

	Successor	Predecessor
	Period from November 1, through December 31,	Period from January 1, through October 31,	Year Ended December 31,
	2021	2021	2020	2019
Rental revenues	$103,252	$450,922	$554,064	$736,878
Revenues from contracts with customers (ASC 606):
Operating expense reimbursements (1)	1,173	6,542	9,025	9,783
Management, development and leasing fees (2)	1,500	5,642	6,800	9,350
Marketing revenues (3)	2,112	1,571	2,716	6,059
	4,785	13,755	18,541	25,192

Other revenues	809	3,352	3,256	6,626
Total revenues (4)	$108,846	$468,029	$575,861	$768,696
(1)

Includes $1,100 in the Malls segment and $73 in the All Other segment for the Successor Company for the period November 1, 2021 through December 31, 2021. Includes $5,720 in the Malls segment, $822 in the All Other segment for the Predecessor Company for the period January 1, 2021 through October 31, 2021. Includes $8,638 in the Malls segment and $387 in the All Other segment for the Predecessor Company for the year ended December 31, 2020. Includes $9,404 in the Malls segment and $379 in the All Other segment for the Predecessor Company for the year ended December 31, 2019.

(2)	Included in All Other segment.
(3)	Marketing revenues solely relate to the Malls segment for all years presented.
(4)	Sales taxes are excluded from revenues.

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

•

Development fees - Development fees may be either set as a fixed rate in a separate agreement or be a variable rate based on a percentage of project costs. Variable consideration related to development fees is generally recognized over time using the cost-to-cost method of measurement because it most accurately depicts the Company's performance in satisfying the performance obligation. Contract estimates are based on various assumptions including the cost and availability of materials, anticipated performance and the complexity of the work to be performed. The cumulative catch-up method is used to recognize any adjustments in variable consideration estimates. Under this method, any adjustment is recognized in the period it is identified.

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

Outstanding Performance Obligations

The Company has outstanding performance obligations related to certain noncancellable contracts with customers for which it will receive fixed operating expense reimbursements for providing certain maintenance and other services as described above. As of December 31, 2021, the Company expects to recognize these amounts as revenue over the following periods:

Performance obligation	Less than 5 years	5-20 years	Over 20 years	Total
Fixed operating expense reimbursements	$21,619	$46,358	$41,513	$109,490

The Company evaluates its performance obligations each period and makes adjustments to reflect any known additions or cancellations. Performance obligations related to variable consideration, which is based on sales, are constrained.

NOTE 6. LEASES

Lessor

Rental Revenues

The majority of the Company’s revenues are earned through the lease of space at its properties. All the Company's leases with tenants for the use of space at its properties are classified as operating leases. Rental revenues include minimum rent, percentage rent, other rents and reimbursements from tenants for real estate taxes, insurance, common area maintenance ("CAM") and other operating expenses as provided in the lease agreements. The option to extend or terminate the Company’s leases is specific to each underlying tenant lease agreement. Typically, the Company's leases contain penalties for early termination. The Company doesn't have any leases that convey the right for the lessee to purchase the leased asset.

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

The components of rental revenues are as follows:

	Successor	Predecessor
	Period from November 1, through December 31,	Period from January 1, through October 31,	Year Ended December 31,
	2021	2021	2020	2019
Fixed lease payments	$75,740	$271,221	$459,958	$607,259
Variable lease payments	27,512	179,701	94,106	129,619
Total rental revenues	$103,252	$450,922	$554,064	$736,878

The undiscounted future fixed lease payments to be received under the Company's operating leases as of December 31, 2021, are as follows:

Years Ending December 31,	Operating Leases
2022	$343,443
2023	294,118
2024	236,667
2025	182,554
2026	133,875
Thereafter	301,293
Total undiscounted lease payments	$1,491,950

Lessee

The Company is a lessee under ground leases that range in maturity from 2044 to 2089 and generally provide for renewal options from five to ten years. The Company included the renewal options in its lease terms for purposes of calculating its lease liability and ROU asset because it has no plans to cease operating its assets associated with each ground lease. The ground leases relate to properties where the Company owns the buildings and improvements but leases the underlying land. The lease payments on the majority of the ground leases are fixed, but in the instances where they are variable, they are either based on the CPI index or a percentage of sales. As of December 31, 2021, these leases have a weighted-average remaining lease term of 41 years and a weighted-average discount rate of approximately 12%.

The Company's ROU asset and lease liability are presented in the consolidated balance sheets within intangible lease assets and other assets and accounts payable and accrued liabilities, respectively. A summary of the Company's ROU asset and lease liability activity during the year ended December 31, 2021 and 2020 is presented below:

	ROU Asset	Lease Liability
Balance as of November 1, 2021 (Successor)	$2,975	$2,975
Cash reduction	(58)	(58)
Noncash increase	53	59
Balance as of December 31, 2021 (Successor)	$2,970	$2,976

	ROU Asset	Lease Liability
Balance as of January 1, 2020 (Predecessor)	$3,804	$3,837
Cash reduction	(373)	(373)
Noncash decrease	(128)	(134)
Balance as of December 31, 2020 (Predecessor)	$3,303	$3,330

The components of lease expense are presented below:

	Successor	Predecessor
	Period from November 1, through December 31,	Period from January 1, through October 31,	Year Ended December 31,
	2021	2021	2020	2019
Lease expense:
Operating lease expense	$47	$448	$462	$547
Variable lease expense	14	246	223	348
Total lease expense	$61	$694	$685	$895

The undiscounted future lease payments to be paid under the Company's operating leases as of December 31, 2021, are as follows:

Year Ending December 31,	Operating Leases
2022	$351
2023	351
2024	351
2025	353
2026	361
Thereafter	14,302
Total undiscounted lease payments	16,069
Less imputed interest	(13,093)
Lease liability	$2,976

NOTE 7. ACQUISITIONS

Since the adoption of ASU 2017-01, Clarifying the Definition of a Business, as of January 1, 2017, the Company's acquisitions of shopping center and other properties have been accounted for as acquisitions of assets. The Company includes the results of operations of real estate assets acquired in the consolidated statements of operations from the date of the related acquisition.

There were no acquisitions during 2021 and 2020. In October 2019, the Predecessor Company acquired the former Boston store located at West Towne Mall for $5,700 in cash. The Company is in the process of redeveloping this space.

NOTE 8. DISPOSITIONS

The Company evaluates its disposals utilizing the guidance in ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Based on its analysis, the Company determined that the dispositions described below do not meet the criteria for classification as discontinued operations and are not considered to be significant disposals based on its quantitative and qualitative evaluation. Thus, the results of operations of the properties described below, as well as any related gain or loss, are included in net income (loss) for all periods presented, as applicable.

2021 Dispositions

The Predecessor Company realized a gain of $12,187 primarily related to the sale of The Residences at Pearland Town Center, four anchors and four outparcels during the period from January 1, 2021 through October 31, 2021. Those transactions generated gross proceeds of $34,293.

2020 Dispositions

The Predecessor Company realized a gain of $4,696 primarily related to the sale of eight outparcels during the year ended December 31, 2020.

The Predecessor Company recognized a gain on extinguishment of debt for the properties listed below, which represented the amount by which the outstanding debt balance exceeded the net book value of the property as of the date title to the property was transferred to the mortgage holder in satisfaction of the non-recourse debt secured by the property.
Sales Date	Property	Property Type	Location	Balance of Non-recourse Debt	Gain on Extinguishment of Debt
August	Hickory Point Mall	Malls	Forsyth, IL	$27,446	$15,446
December	Burnsville Center	Malls	Burnsville, MN	64,233	17,075
				$91,679	$32,521

2019 Dispositions

Net proceeds realized from the 2019 dispositions were used to reduce the outstanding balances on the Predecessor Company's credit facilities, unless otherwise noted. The following is a summary of the Predecessor Company's 2019 dispositions:

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
(2)

The Predecessor Company recognized a loss on impairment of $2,284 when it adjusted the book value of the mall to the net sales price based on a signed contract with a third-party buyer. See Note 17 for additional information.

(3)

The Predecessor Company recognized a loss on impairment of $8,582 in June 2019 when it adjusted the book value to the net sales price based on a signed contract with a third-party buyer, adjusted to reflect the estimated disposition costs. See Note 17 for additional information.

The Predecessor Company realized gains of $6,434 primarily related to the sale of five outparcels and a gain of $1,627 related to the formation of three joint ventures during the year ended December 31, 2019. Also, the Predecessor Company realized a loss of $33 related to prior period adjustments.

The Predecessor Company recognized a gain on extinguishment of debt for the properties listed below, which represented the amount by which the outstanding debt balances exceeded the net book value of the property as of the transfer date.

Sale/Transfer Date	Property	Property Type	Location	Balance of Non-recourse Debt	Gain on Extinguishment of Debt
January	Acadiana Mall (1)	Malls	Lafayette, LA	$119,760	$61,795
January	Cary Towne Center (2)	Malls	Cary, NC	43,716	9,927
				$163,476	$71,722
(1)	The Predecessor Company transferred title to the mall to the mortgage holder in satisfaction of the non-recourse debt secured by the property.

(2)The Predecessor Company sold the mall for $31,500 and the net proceeds from the sale were used to satisfy a portion of the loan secured by the mall. The remaining principal balance was forgiven.

In a separate transaction during January 2019, the Predecessor Company sold an anchor store parcel and vacant land at Acadiana Mall, which were not collateral on the loan, for a cash price of $4,000.

NOTE 9. UNCONSOLIDATED AFFILIATES

Unconsolidated Affiliates

Although the Company had majority ownership of certain joint ventures during 2021, 2020 and 2019, it evaluated the investments and concluded that the other partners or owners in these joint ventures had substantive participating rights, such as approvals of:

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

At December 31, 2021, the Company had investments in 26 entities, which are accounted for using the equity method of accounting. The Company's ownership interest in these unconsolidated affiliates ranges from 20.0% to 100.0%. Of these entities, 14 are owned in 50/50 joint ventures.

2021 Activity - Unconsolidated Affiliates

Ambassador Infrastructure, LLC

The joint venture reached an agreement with the lender to modify the loan secured by Ambassador Infrastructure. The agreement provides an additional four-year term with a fixed interest rate of 3.0%. The extended loan, maturing in March 2025, had an outstanding balance of $8,250 at December 31, 2021, as $1,110 was paid down in conjunction with the modification. Additionally, the agreement provides a waiver related to the default triggered as a result of the Chapter 11 Cases, which became effective when the Debtors emerged from bankruptcy on November 1, 2021.

Asheville Mall CMBS, LLC and Park Plaza Mall CMBS, LLC

During the period from January 1, 2021 through October 31, 2021, the Predecessor Company deconsolidated Asheville Mall and Park Plaza as a result of the Predecessor Company losing control of these properties when each was placed in receivership as part of the foreclosure process. The Predecessor Company evaluated the loss of control of each property and determined that it was no longer the primary beneficiary of the respective wholly owned subsidiaries that own these properties. As a result, the Predecessor Company adjusted the combined negative equity in the two entities to zero, which represents the estimated fair value of the Predecessor Company’s investments in these properties, and recognized a gain on deconsolidation of $55,131. In October 2021, the foreclosure of Park Plaza was completed.

Continental 425 Fund LLC

In December 2021, the Successor Company sold its interest in the Continental 425 Fund LLC joint venture. This joint venture owns the Springs at Port Orange, which is secured by a $44,400 loan. The Successor Company received $7,103 in proceeds after factoring in its share of the outstanding debt.

EastGate Mall CMBS, LLC

In December 2021, the Successor Company deconsolidated EastGate Mall as a result of the Successor Company losing control of the property when it was placed in receivership as part of the foreclosure process. The Successor Company evaluated the loss of control and determined that it was no longer the primary beneficiary of the wholly owned subsidiary that owns this property. As a result, the Successor Company adjusted the combined negative equity in the entity to zero, which represents the estimated fair value of the Successor Company’s investment in this property, and recognized a gain on deconsolidation of $19,126.

EastGate Storage, LLC, Hamilton Place Self Storage, LLC, Parkdale Self Storage, LLC and Self-Storage at Mid Rivers, LLC

In December 2021, EastGate Mall Self Storage, Hamilton Place Self Storage, Mid Rivers Mall Self Storage and Parkdale Mall Self Storage were sold, which generated $42,000 in gross proceeds. Proceeds were used to pay off the total outstanding debt secured by the properties of $25,855. The Successor Company’s share of the proceeds after paying off the outstanding debt amounted to $7,637.

Port Orange I, LLC

In March 2021, the joint venture reached an agreement with the lender to modify the loan secured by The Pavilion at Port Orange. The agreement provides an additional four-year term, with a one-year extension option, for a fully extended maturity date of February 2026. Also, the agreement provides for interest of LIBOR plus 2.5% in years one and two, LIBOR plus 2.75% in year three, LIBOR plus 3.0% in year four and LIBOR plus 3.25% in year five. Additionally, the agreement provides forbearance related to the default triggered as a result of the Chapter 11 Cases, which became effective when the Debtors emerged from bankruptcy on November 1, 2021. This loan had a total outstanding balance of $51,548 at December 31, 2021, of which our share was $25,774.

West Melbourne I, LLC

In March 2021, the joint venture reached agreements with the lender to modify the loans secured by Hammock Landing Phases I & II. Each agreement provides an additional four-year term, with a one-year extension option, for a fully extended maturity date of February 2026. Also, each agreement provides for interest of LIBOR plus 2.5% in years one and two, LIBOR plus 2.75% in year three, LIBOR plus 3.0% in year four and LIBOR plus 3.25% in year five. Additionally, the agreements provide forbearance related to the default triggered as a result of the Chapter 11 Cases, which became effective when the Debtors emerged from bankruptcy on November 1, 2021. These loans had a combined total outstanding loan balance of $52,910 at December 31, 2021, of which our share was $26,454.

York Town Center Holding, LP

Subsequent to December 31, 2021, the joint venture entered into a $30,000 non-recourse mortgage note payable, secured by York Town Center, that provides for a three-year term and a fixed interest rate of 4.75%. See Note 20 for additional information.

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

BI Development II, LLC

In June 2020, the Predecessor Company entered into a joint venture, BI Development II, LLC, to acquire, redevelop and operate the vacant Sears parcel at Northgate Mall in Chattanooga, TN. The Company has a 20% membership interest in the joint venture. The Predecessor Company made no initial capital contribution and has no future funding obligations. The unconsolidated affiliate is a VIE.

CBL/T-C, LLC

In October 2020, Oak Park Mall, LLC entered a forbearance agreement with the lender to restructure the non-recourse loan that is secured by Oak Park Mall. Pursuant to the terms of the forbearance agreement, all interest payments from June 2020 through November 2020 were deferred. The loan will be interest only through November 1, 2022; however, beginning on September 1, 2021 and continuing through November 1, 2022, the deferred interest is to be repaid in equal monthly installments in addition to the scheduled interest payments. Beginning December 1, 2022, Oak Park Mall, LLC is to begin making full monthly payments of principal and interest. Oak Park Mall, LLC executed a deed-in-lieu of foreclosure, along with other transfer documents, for the benefit of the lender, which were placed in escrow. In the event Oak Park Mall, LLC fails to make any of the required payments under the forbearance agreement, the lender can exercise its rights to receive the deed-in-lieu and other transfer documents from escrow. The unconsolidated affiliate is a VIE.

2019 Activity - Unconsolidated Affiliates

Atlanta Outlet JV, LLC

In December 2019, the Predecessor Company sold 25% of its interest in The Outlet Shoppes at Atlanta, in Woodstock, GA, to its existing joint venture partner for total consideration of $20,778, including $11,440 of assumed debt. Following the sale, the Predecessor Company and its joint venture partner each own a 50% interest. In addition to the sale of its interest, the Predecessor Company and its joint venture partner executed an amendment to the joint venture agreement that modified certain terms of the agreement, which resulted in the Predecessor Company deconsolidating this property. As a result of these transactions, the Predecessor Company recognized a gain on investment/deconsolidation of $56,067, which was made up of a $12,939 gain on the sale of the Predecessor Company’s 25% interest and a $43,128 gain related to adjusting the Predecessor Company’s retained interest to fair value.

BI Development, LLC

In October 2019, the Predecessor Company entered into a joint venture, BI Development, LLC, to acquire, redevelop and operate the vacant JC Penney parcel at Northgate Mall in Chattanooga, TN. The Company has a 20% membership interest in the joint venture. The Predecessor Company made no initial capital contribution and has no future funding obligations. The unconsolidated affiliate is a VIE.

Bullseye, LLC

In September 2018, the Predecessor Company entered into a joint venture, Bullseye, LLC, to develop a vacant land parcel adjacent to Hamilton Corner in Chattanooga, TN. The Company has a 20% membership interest in the joint venture. The Predecessor Company made no initial investment and has no future funding obligations. The unconsolidated affiliate is a VIE.

El Paso Outlet Center Holding, LLC, and El Paso Outlet Outparcels, LLC

In August 2019, the Predecessor Company sold 25% of its interest in The Outlet Shoppes at El Paso, in El Paso, TX, to its existing joint venture partner for total consideration of $27,750, including $18,525 of assumed debt. Following the sale, the Company and its joint venture partner each own a 50% interest. In addition to the sale of its interest, the Predecessor Company and its joint venture partner executed an amendment to the joint venture agreement that modified certain terms of the agreement, which resulted in the Predecessor Company deconsolidating this property. As a result of these transactions, the Predecessor Company recognized a gain on investment/deconsolidation of $11,174, which was made up of a $3,884 gain on the sale of the Predecessor Company's 25% interest and a $7,290 gain related to adjusting the Predecessor Company's retained interest to fair value. El Paso Outlet Center Holding, LLC is a VIE.

G&I VIII CBL Triangle LLC

In July 2019, the lender foreclosed on the loan secured by Triangle Town Center. In September 2018, the Predecessor Company had reduced its investment in the unconsolidated 90/10 joint venture to zero.

Hamilton Place Self Storage, LLC

In September 2019, the Predecessor Company entered into a joint venture, Hamilton Place Self Storage, LLC, to develop a self-storage facility adjacent to Hamilton Place. The Predecessor Company has a 54% share in the joint venture and recorded a $187 loss on sale of real estate assets related to land that it contributed to the joint venture. The unconsolidated affiliate is a VIE. In conjunction with the formation of the joint venture, the unconsolidated affiliate closed on a construction loan with a total borrowing capacity of up to $7,002, a variable interest rate of LIBOR plus 2.75% and a maturity date of September 2024. The Operating Partnership guaranteed 100% of the construction loan, but had a back-up guaranty from its joint venture partner for 50% of the construction loan. As discussed above, the loan secured by this property was paid off in conjunction with the sale of the property in 2021.

Louisville Outlet Shoppes, LLC

In November 2019, the Predecessor Company and its joint venture partner executed an amendment to the joint venture agreement that modified certain terms of the agreement, which resulted in the Predecessor Company deconsolidating this property. The unconsolidated affiliate is a VIE.

Mall of South Carolina L.P.

In November 2019, the Predecessor Company and its joint venture partner closed on a construction loan to construct a new building adjacent to Coastal Grand that will include Dick’s Sporting Goods and Golf Galaxy. The construction loan has a total borrowing capacity of $7,959, a fixed interest rate of 5.05% and a maturity date of November 2024. The unconsolidated affiliate is a VIE.

Parkdale Self Storage, LLC

In May 2019, the Predecessor Company entered into a 50/50 joint venture, Parkdale Self Storage, LLC, to develop a self-storage facility adjacent to Parkdale Mall. The Predecessor Company recorded gain on sale of real estate assets of $433 related to land that it contributed to the joint venture. The unconsolidated affiliate is a VIE. In conjunction with the formation of the joint venture, the unconsolidated affiliate closed on a construction loan with a total borrowing capacity of up to $6,500, a variable interest rate that is the greater of 5.25% or LIBOR plus 2.80% and a maturity date of July 2024. The Operating Partnership has a joint and several guaranty with its joint venture partner. Therefore, the maximum guarantee was 100% of the loan. As discussed above, the loan secured by this property was paid off in conjunction with the sale of the property in 2021.

Vision-CBL Hamilton Place, LLC

In November 2018, the Predecessor Company entered into a 50/50 joint venture, Vision-CBL Hamilton Place, LLC, to acquire, develop and operate an Aloft by Marriott hotel adjacent to Hamilton Place. In December 2019, the Predecessor Company recorded a $1,381 gain on sale of real estate assets related to land that it contributed to the joint venture. The unconsolidated affiliate is a VIE. See additional information in Variable Interest Entities below. In October 2019, the unconsolidated affiliate closed on a construction loan with a borrowing capacity of $16,800, a variable interest rate of LIBOR plus 2.45% and a maturity date of November 2024.

Condensed Combined Financial Statements - Unconsolidated Affiliates

Condensed combined financial statement information of the unconsolidated affiliates is as follows:

	December 31, 2021 (1)	December 31, 2020 (1)
ASSETS:
Investment in real estate assets	$2,364,154	$2,346,124
Accumulated depreciation	(934,374)	(862,435)
	1,429,780	1,483,689
Developments in progress	7,288	28,138
Net investment in real estate assets	1,437,068	1,511,827
Other assets	188,683	174,966
Total assets	$1,625,751	$1,686,793
LIABILITIES:
Mortgage and other indebtedness, net	$1,452,794	$1,439,454
Other liabilities	64,598	45,280
Total liabilities	1,517,392	1,484,734
OWNERS' EQUITY:
The Company	102,792	132,350
Other investors	5,567	69,709
Total owners' equity	108,359	202,059
Total liabilities and owners’ equity	$1,625,751	$1,686,793
(1)

In conjunction with fresh start accounting, the Successor Company did not elect push-down accounting for any of its unconsolidated joint ventures. Amounts reflect the inside basis in the respective joint ventures.

	Year Ended December 31,
	2021	2020	2019
Total revenues	$251,933	$213,319	$221,512
Net income (loss) (1)	$58,596	$(12,659)	$96,628
(1)

The Successor Company’s pro rata share of net income is $797 for the period from November 1, 2021 through December 31, 2021 and is included in equity in earnings (losses) of unconsolidated affiliates in the accompanying consolidated statements of operations. The Predecessor Company’s pro rata share of net loss is $10,823 for the period from January 1, 2021 through October 31, 2021 and is included in equity in earnings (losses) of unconsolidated affiliates in the accompanying consolidated statements of operations. The Predecessor Company’s pro rata share of net income (loss) is $(14,854) and 4,940 for the years ended December 31, 2020 and 2019, respectively, and is included in equity in earnings (losses) of unconsolidated affiliates in the accompanying consolidated statements of operations.

See Note 16 for a description of guarantees the Operating Partnership has issued related to the unconsolidated affiliates.

NOTE 10. MORTGAGE AND OTHER INDEBTEDNESS, NET

On the Effective Date, in exchange for their approximately $1,375,000 in principal amount of senior unsecured notes and $133,000 in principal amount of the secured credit facility, Consenting Noteholders, other noteholders, and certain holders of unsecured claims against the Company received, in the aggregate, $95,000 in cash, $455,000 of new senior secured notes, $100,000 of new exchangeable secured notes, based upon the election by certain Consenting Noteholders, and 89% in common equity of the Successor Company (subject to dilution, as set forth in the Plan). Certain Consenting Noteholders also provided $50,000 of new money in exchange for additional new exchangeable secured notes. Pursuant to the Plan the remaining lenders of the senior secured credit facility, holding $983,700 in principal amount, received $100,000 in cash and a new $883,700 secured term loan. In November 2021, HoldCo II redeemed $60,000 in principal amount of the new senior secured notes, which is included in the Successor balance sheet as of the Effective Date. See Note 2 for additional information on the secured term loan, the senior secured notes and the exchangeable notes.

Debt of the Company

CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries that it has a direct or indirect ownership interest in is the borrower on all the Company's debt.

CBL is a limited guarantor of the secured term loan, the senior secured notes and the exchangeable secured notes for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates.

Debt of the Operating Partnership

Our Secured Notes and mortgage and other indebtedness, net, consisted of the following:

	Successor		Predecessor
	December 31, 2021		December 31, 2020
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt at fair value:
10% senior secured notes - at fair value (carrying amount of $395,000 as of December 31, 2021)	$395,395	10.00%	$—	—

Fixed-rate debt:
Exchangeable senior secured notes	150,000	7.00%	—	—
Non-recourse loans on operating Properties	916,927	5.04%	1,120,203	5.12%
Total fixed-rate debt	1,066,927	5.32%	1,120,203	5.12%
Variable-rate debt:
Secured term loan	880,091	3.75%	—	—
Recourse loans on operating Properties	66,911	3.21%	68,061	4.69%
Total variable-rate debt	947,002	3.71%	68,061	4.69%
Total fixed-rate and variable-rate debt	2,013,929	4.56%	1,188,264	5.10%
Unamortized deferred financing costs	(1,567)		(3,433)
Debt discounts (2)	(199,153)		—
Total mortgage and other indebtedness, net	$1,813,209		$1,184,831

Mortgage and other indebtedness included in liabilities subject to compromise consisted of the following:

	Successor		Predecessor
	December 31, 2021		December 31, 2020
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Senior unsecured notes due 2023 (3)	$—	—	$450,000	5.25%
Senior unsecured notes due 2024 (3)	—	—	300,000	4.60%
Senior unsecured notes due 2026 (3)	—	—	625,000	5.95%
Total fixed-rate debt	—	—	1,375,000	5.43%
Variable-rate debt:
Secured line of credit (4)	—	—	675,926	9.50%
Secured term loan (4)	—	—	438,750	9.50%
Total variable-rate debt	—	—	1,114,676	9.50%
Total fixed-rate and variable-rate debt	—	—	2,489,676	7.25%
Unpaid accrued interest (5)	—		57,644
Prepetition unsecured or under secured liabilities	—		4,170
Total liabilities subject to compromise	$—		$2,551,490
(1)	Weighted-average interest rate excludes amortization of deferred financing costs.
(2)

In conjunction with fresh start accounting, the Company estimated the fair value of its mortgage notes with the assistance of a third-party valuation advisor. This resulted in recognizing a debt discount on the Effective Date. Debt discounts totaling $131,086 related to five mortgage notes payable that were past their maturity dates were fully accreted as additional interest expense during the period from November 1, 2021 through December 31, 2021. The debt discount is accreted over the term of the respective debt using the effective interest method. The remaining debt discounts at December 31, 2021 will be accreted over a weighted average period of 2.4 years.

(3)

In accordance with ASC 852, which limits the recognition of interest expense during a bankruptcy proceeding to only amounts that will be paid during the bankruptcy proceeding or that are probable of becoming allowed claims, interest was not accrued on the senior unsecured notes subsequent to the filing of the Chapter 11 Cases. The outstanding amount of the senior unsecured notes is included in liabilities subject to compromise in the accompanying consolidated balance sheets as of December 31, 2020. On the Effective Date, the senior unsecured notes were cancelled by operation of the Plan. See Note 2 for more information.

(4)

The administrative agent informed the Company that interest would accrue on all outstanding obligations at the post-default rate, which was equal to the rate that otherwise would be in effect plus 5.0%. The post-default interest rate at December 31, 2020 was 9.50%. In accordance with ASC 852, which limits the recognition of interest expense during a bankruptcy proceeding to only amounts that will be paid during the bankruptcy proceeding or that are probable of becoming allowed claims, interest was not accrued on the secured credit facility subsequent to the filing of the Chapter 11 Cases. The outstanding amount of the secured credit facility is included in liabilities subject to compromise in the accompanying consolidated balance sheets as of December 31, 2020. On the Effective Date, HoldCo I entered into the Exit Credit Agreement, which amended the pre-emergence secured credit facility. See Note 2 for more information.

(5)	As of December 31, 2020, represents interest accrued on the secured credit facility and senior unsecured notes prior to the filing of the Chapter 11 Cases.

As of December 31, 2021, all the real estate assets and working capital of the Company’s consolidated subsidiaries are secured as collateral on either property-level loans, the secured term loan, the secured notes or the exchangeable notes.

Financial Covenants and Restrictions

The filing of the Chapter 11 Cases constituted an event of default with respect to certain property-level debt of the Operating Partnership’s subsidiaries, which may result in acceleration of the outstanding principal and other sums due.

Certain of the Company’s properties that are pledged as collateral on non-recourse mortgage loans are subject to cash management agreements with the lenders, which restrict the cash balances associated with those properties to only be used for debt service and operating expense obligations.

Fixed-Rate Debt

As of December 31, 2021, fixed-rate loans on operating Properties bear interest at stated rates ranging from 4.36% to 5.99%. Fixed-rate loans on operating Properties generally provide for monthly payments of principal and/or interest and mature at various dates through June 2026, with a weighted-average maturity of 1.6 years.

2020 Modifications

The maturity date for the fixed-rate loan secured by Jefferson Mall was extended from June 1, 2022 to June 1, 2026. The loan was interest only through March 2021 when monthly payments of principal and interest began. However, excess cash flows are used to partially amortize the loan, as well as being held in escrow for capital expenditures and tenant allowances.

Loan Repayments

The Company repaid the following fixed-rate loans secured by the related consolidated Properties:

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
2020:
February	Parkway Place	6.50%	July 2020	$33,186
February	Valley View Mall	6.50%	July 2020	51,360
				$84,546

(1)	The Company retired the loans with borrowings from its credit facilities.

Dispositions

The following is a summary of the Company's dispositions for which the fixed-rate loan secured by the mall was extinguished:

Sale/Transfer Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Balance of Non-recourse Debt	Gain on Extinguishment of Debt
2020:
August	Hickory Point Mall (1)	5.85%	December 2019	$27,446	$15,446
December	Burnsville Center (1)	6.00%	July 2020	64,233	17,075
				$91,679	$32,521
(1)	The Company transferred title to the mall to the mortgage holder in satisfaction of the non-recourse debt secured by the Property.

In conjunction with the deconsolidation of Asheville Mall, EastGate Mall and Park Plaza, the Company deconsolidated the loan securing each property. See Note 9 for additional information.

Variable-Rate Debt

The recourse loans secured by operating properties mature in 2023 and bear interest at a variable interest rate indexed to LIBOR. At December 31, 2021, the interest rates ranged from 3.00% to 3.35%.

2021 Modifications

In May 2021, the subsidiary that owns The Outlet Shoppes at Laredo filed for bankruptcy. In September 2021, the Company reached an agreement with the lender to amend the loan secured by The Outlet Shoppes at Laredo and dismiss the bankruptcy case. The loan term was extended through June 2023 and contains a one-year extension option.

In October 2021, Brookfield Square Anchor S, LLC filed for bankruptcy. In December 2021, the Company reached an agreement with the lender to amend the loan secured by the Brookfield Square anchor redevelopment and dismiss the bankruptcy case. The loan term was extended through December 2023 and contains a one-year extension option.

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

Scheduled Principal Payments

As of December 31, 2021, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, are as follows:

2022	$420,213
2023	90,818
2024	112,253
2025	786,067
2026	137,947
Thereafter	545,000
Total	2,092,298
Principal balance of loans with maturity date prior to December 31, 2021 (1)	316,631
Total mortgage and other indebtedness	$2,408,929
(1)

Represents the aggregate principal balance as of December 31, 2021 of the loans secured by Alamance Crossing, Fayette Mall, Hamilton Crossing, Greenbrier Mall and Parkdale Mall & Crossing, which are in default. The Company is in discussions with the lender regarding the loans secured by these properties. The loan secured by Greenbrier Mall matured in December 2019 and had a balance of $61,647 as of December 31, 2021. As noted above, subsequent to December 31, 2021, the Company deconsolidated Greenbrier Mall in connection with the property being placed in receivership. The loan secured by Parkdale Mall & Crossing matured in March 2021 and had a balance of $69,460 as of December 31, 2021. The loan secured by Hamilton Crossing matured in April 2021 and had a balance of $7,868 as of December 31, 2021. The loan secured by Fayette Mall matured in May 2021 and had a balance of $135,134 as of December 31, 2021. Subsequent to December 31, 2021, the loan secured by Fayette Mall was modified to reduce the fixed interest rate to 4.25% and extend the maturity date through May 2023, with three one-year extension options, subject to certain requirements. See Note 20. The loan secured by Alamance Crossing matured in July 2021 and had a balance of $42,522 as of December 31, 2021.

Of the $420,213 of scheduled principal payments in 2022, $365,953 relates to the maturing principal balances of six operating Property loans.

NOTE 11. SHAREHOLDERS’ EQUITY

Common Stock and Common Units

Partners in the Operating Partnership hold their ownership through common units of limited partnership interest, hereinafter referred to as "common units." A common unit and a share of CBL's common stock have essentially the same economic characteristics, as they effectively participate equally in the net income and distributions of the Operating Partnership. For each share of common stock issued by CBL, the Operating Partnership has issued a corresponding number of common units to CBL in exchange for the proceeds from the stock issuance.

On the Effective Date, by operation of the Plan, all agreements, instruments, and other documents evidencing, relating to or connected with any equity interests of the Company, including (1) CBL’s old common stock, par value $0.01 per share, and CBL’s old preferred stock and related depositary shares and (2) the Operating Partnership’s old limited partnership common interests and the old limited partnership preferred interests related to CBL’s old preferred stock, in each case issued and outstanding immediately prior to the Effective Date, and any rights of any holder in respect thereof, were deemed cancelled, discharged and of no force or effect.

On the Effective Date, (1) CBL issued (i) 1,089,717 shares of new common stock to (a) existing holders of the old common stock and (b) certain of the existing holders of the old limited partnership common interests that have elected to receive shares of new common stock in exchange for old limited partnership common interests, (ii) 1,100,000 shares of new common stock to existing holders of the old preferred stock, (iii) 15,685,714 shares of new common stock to existing holders of the Notes and other general unsecured claims, and (iv) 2,114,286 shares of new common stock to existing holders of consenting crossholder claims and (2) the Operating Partnership cancelled all of its old limited partnership common interests and issued 200,000 new common units of general partnership interests, 19,789,717 new common units of limited partnership interest to subsidiaries of CBL and 10,283 new common units of limited partner interests to certain of the existing holders of old limited partnership common interests that have elected to remain limited partners in the Operating Partnership. On the Effective Date, CBL had an aggregate of 20,000,000 shares of new common stock issued and outstanding (on a fully diluted basis after giving effect to any future election to exchange all new limited partnership interests for new common stock). On November 2, 2021, the newly issued common stock of the reorganized company commenced trading on the NYSE under the symbol CBL.

The Successor Company's authorized common stock consists of 200,000,000 shares at $0.001 par value per share. The Successor Company had 20,774,716 shares of common stock issued and outstanding as of December 31, 2021.

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

Dividends

CBL paid a first quarter 2019 cash dividend on its common stock of $0.075 per share on April 16, 2019. Under the terms of a litigation settlement agreement, the Company did not pay any dividends to holders of its common shares payable in the third and fourth quarters of 2019. In December 2019 the Predecessor Company suspended all future dividends on its common stock and preferred stock, as well as distributions to all noncontrolling interest investors in its Operating Partnership (as noted below).

The decision to declare and pay dividends on the Successor Company’s common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of its board of directors.

For purposes of determining net income (loss) attributable to common shareholders, the Predecessor Company disclosed the cumulation of undeclared dividends on its Series D Preferred Stock and Series E Preferred Stock. The undeclared dividends on the Predecessor Company’s Series D Preferred Stock and Series E Preferred Stock ceased to cumulate as of November 1, 2020 as a result of the Chapter 11 Cases.

The allocations of dividends declared and paid for income tax purposes are as follows (income tax allocations are not applicable in 2021 or 2020 due to the Company not paying any dividends in those years):

Year Ended December 31,
2019
Dividends declared:
Common stock	$0.15
Series D preferred stock	$13.83
Series E preferred stock	$12.42
Allocations:
Common stock
Ordinary income	—%
Capital gains 25% rate	—%
Return of capital	100.00%
Total	100.00%
Preferred stock (1)
Ordinary income	—%
Capital gains 25% rate	—%
Return of capital	100.00%
Total	100.00%
(1)	The allocations for income tax purposes are the same for each series of preferred stock for each period presented.

NOTE 12. REDEEMABLE INTERESTS AND NONCONTROLLING INTERESTS

Redeemable Noncontrolling Interests and Noncontrolling Interests of the Company

Partnership Interests in the Operating Partnership that Are Not Owned by the Company

As noted above, on the Effective Date, the Operating Partnership cancelled all its old limited partnership common interests and issued 200,000 new common units of general partnership interests, 19,789,717 new common units of limited partnership interest to subsidiaries of CBL and 10,283 new common units of limited partnership interests to certain of the existing holders of old limited partnership common interests that have elected to remain limited partners in the Operating Partnership. The common units that the Company does not own are reflected in the Company's consolidated balance sheets as redeemable noncontrolling interest and noncontrolling interests in the Operating Partnership.

Redeemable Noncontrolling Interests and Noncontrolling Interests of the Company

Outstanding rights to convert redeemable noncontrolling interests and noncontrolling interests in the Operating Partnership to common stock were held by the following parties at December 31, 2021 and 2020:

	Successor	Predecessor
	December 31,	December 31,
	2021	2020
Third parties	10,283	5,117,856

The assets and liabilities allocated to the Operating Partnership’s redeemable noncontrolling interest and noncontrolling interests are based on their ownership percentages of the Operating Partnership at December 31, 2021 and 2020. The ownership percentages are determined by dividing the number of common units held by each of the redeemable noncontrolling interest and the noncontrolling interests at December 31, 2021 and 2020 by the total common units outstanding at December 31, 2021 and 2020, respectively. There was no redeemable noncontrolling interest ownership in assets and liabilities of the Successor Operating Partnership at December 31, 2021. The redeemable noncontrolling interest ownership percentage in assets and liabilities of the Predecessor Operating Partnership was 0.8% at December 31, 2020. The noncontrolling interest ownership percentage in assets and liabilities of the Successor Operating Partnership was 0.01% at December 31, 2021. The noncontrolling interest ownership percentage in assets and liabilities of the Predecessor Operating Partnership was 1.8% at December 31, 2020.

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

A change in the number of shares of common stock or common units changes the percentage ownership of all partners of the Operating Partnership. A common unit is considered to be equivalent to a share of common stock since it generally is exchangeable for shares of the Company’s common stock or, at the Company’s election, their cash equivalent. As a result, an allocation is made between redeemable noncontrolling interests, shareholders’ equity and noncontrolling interests in the Operating Partnership in the Successor Company's and the Predecessor Company’s accompanying balance sheets to reflect the change in ownership of the Operating Partnership’s underlying equity when there is a change in the number of shares and/or common units outstanding. During the period from January 1, 2021 through October 31, 2021, and the years ended December 31, 2020 and 2019, the Predecessor Company allocated $6, $302 and $3,398, respectively, from shareholders’ equity to redeemable noncontrolling interest. During the period from January 1, 2021 through October 31, 2021, and the years ended December 31, 2020 and 2019 the Predecessor Company allocated $865, $6,002 and $4,392, respectively, from shareholders' equity to noncontrolling interest.

The total noncontrolling interest in the Successor Operating Partnership was $282 at December 31, 2021. The total noncontrolling interest in the Predecessor Operating Partnership was $(604) at December 31, 2020. The total redeemable noncontrolling interest in the Predecessor Operating Partnership was $(265) at December 31, 2020.

Noncontrolling Interests in Other Consolidated Subsidiaries

The Successor Company and the Predecessor Company had 12 other consolidated subsidiaries at December 31, 2021 and 2020, respectively, that had noncontrolling interests held by third parties and for which the related partnership agreements either do not include redemption provisions or are subject to redemption provisions that do not require classification outside of permanent equity. The total noncontrolling interests in other consolidated subsidiaries of the Successor Company was $4,618 at December 31, 2021. The total noncontrolling interests in other consolidated subsidiaries of the Predecessor Company was $3,058 at December 31, 2020.

The assets and liabilities allocated to noncontrolling interests in other consolidated subsidiaries of the Successor Company and the Predecessor Company are based on the third parties’ ownership percentages in each subsidiary at December 31, 2021 and 2020, respectively. Income is allocated to noncontrolling interests in other consolidated subsidiaries based on the third parties’ weighted-average ownership in each subsidiary during the year.

Variable Interest Entities (VIE)

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

The table below lists the Successor Company's and the Predecessor Company’s consolidated VIEs as of December 31, 2021 and 2020, respectively, which do not reflect the elimination of any internal debt the consolidated VIE has with the Operating Partnership:

	Successor		Predecessor
	As of December 31,		As of December 31,
	2021		2020
	Assets	Liabilities (1)	Assets	Liabilities (1)
Consolidated VIEs:
Atlanta Outlet Outparcels, LLC	$831	$—	$851	$—
CBL Terrace LP	15,339	12,626	14,608	12,578
Gettysburg Outlet Center Holding, LLC	15,308	18,776	33,199	38,334
Gettysburg Outlet Center, LLC	3,062	—	7,737	—
Jarnigan Road LP	19,699	1,336	17,974	572
Jarnigan Road II, LLC	20,652	16,578	22,623	17,134
Laredo Outlet JV, LLC	25,542	26,121	44,378	43,788
Lebcon Associates	98,151	96,138	46,692	116,085
Lebcon I, Ltd	12,938	8,645	8,305	8,672
Louisville Outlet Outparcels, LLC	539	—	173	—
The Promenade at D'Iberville	49,401	51,603	75,975	48,964
Statesboro Crossing, LLC	803	—	227	—
	$262,265	$231,823	$272,742	$286,127
(1)

As of December 31, 2020, includes $40,600 related to Laredo Outlet JV, LLC, which was guaranteed by the Predecessor Operating Partnership. In September 2021, the loan secured by The Outlet Shoppes at Laredo was amended and the guaranty was removed. Also, due to the filing of the Chapter 11 Cases, the loan held by Gettysburg Outlet Center Holding, LLC became guaranteed by the Operating Partnership, and amounts to $35,804 and $36,774, excluding debt discounts, as of December 31, 2021 and 2020, respectively.

The table below lists the Company's unconsolidated VIEs as of December 31, 2021 (Successor):

Unconsolidated VIEs:	Investment in Real Estate Joint Ventures and Partnerships	Maximum Risk of Loss
Ambassador Infrastructure, LLC (1)	$—	$8,250
Asheville Mall CMBS, LLC	—	—
Atlanta Outlet JV, LLC (1)	881	5,352
CBL-T/C, LLC	—	—
EastGate Mall CMBS, LLC	—	—
El Paso Outlet Center Holding, LLC	1,278	1,278
Fremaux Town Center JV, LLC	—	—
Louisville Outlet Shoppes, LLC (1)	—	8,097
Mall of South Carolina L.P.	1,123	1,123
Mall of South Carolina Outparcel L.P.	6,919	6,919
Shoppes at Eagle Point, LLC (1)	20,933	33,673
Vision - CBL Hamilton Place, LLC	2,340	2,340
	$33,474	$67,032
(1)	See Note 16 for information on guarantees of debt.

NOTE 13. SEGMENT INFORMATION

The Company measures performance and allocates resources according to property type, which is determined based on certain criteria such as type of tenants, capital requirements, economic risks, leasing terms, and short- and long-term returns on capital. Rental income and tenant reimbursements from tenant leases provide the majority of revenues from all segments. The accounting policies of the reportable segments are the same as those described in Note 4.

Information on the Company’s reportable segments is presented as follows:

For the Period from November 1, 2021 through December 31, 2021 (Successor)	Malls (1)	All Other (2)	Total
Revenues (3)	$95,057	$13,789	$108,846
Property operating expenses (4)	(29,801)	(2,636)	(32,437)
Interest expense	(181,300)	(14,188)	(195,488)
Gain (loss) on sales of real estate assets	20	(23)	(3)
Other expense	—	(3)	(3)
Segment loss	$(116,024)	$(3,061)	(119,085)
Depreciation and amortization			(49,504)
General and administrative expense			(9,175)
Litigation settlement			118
Interest and other income			510
Gain on deconsolidation			19,126
Reorganization items			(1,403)
Income tax benefit			5,885
Equity in earnings of unconsolidated affiliates			797
Net loss			$(152,731)
Total assets	$1,961,061	$984,918	$2,945,979
Capital expenditures (5)	$3,415	$1,368	$4,783

For the Period from January 1, 2021 through October 31, 2021 (Predecessor)	Malls (1)	All Other (2)	Total
Revenues (3)	$411,280	$56,749	$468,029
Property operating expenses (4)	(143,018)	(12,991)	(156,009)
Interest expense	(70,275)	(2,140)	(72,415)
Gain on sales of real estate assets	6,063	6,124	12,187
Other expense	(65)	(680)	(745)
Segment profit	$203,985	$47,062	251,047
Depreciation and amortization			(158,574)
General and administrative expense			(43,160)
Litigation settlement			932
Interest and other income			2,055
Gain on deconsolidation			55,131
Reorganization items, net			(435,162)
Loss on impairment			(146,781)
Income tax provision			(1,078)
Equity in losses of unconsolidated affiliates			(10,823)
Net loss			$(486,413)
Capital expenditures (5)	$21,662	$8,862	$30,524

Year Ended December 31, 2020 (Predecessor)	Malls (1)	All Other (2)	Total
Revenues (3)	$520,643	$55,218	$575,861
Property operating expenses (4)	(177,531)	(10,348)	(187,879)
Interest expense	(79,380)	(121,283)	(200,663)
Other expense	—	(953)	(953)
Gain (loss) on sales of real estate assets	(25)	4,721	4,696
Segment profit (loss)	$263,707	$(72,645)	191,062
Depreciation and amortization			(215,030)
General and administrative expense			(53,425)
Litigation settlement			7,855
Interest and other income			6,396
Gain on extinguishment of debt			32,521
Reorganization items			(35,977)
Loss on impairment			(213,358)
Prepetition charges			(23,883)
Income tax provision			(16,836)
Equity in losses of unconsolidated affiliates			(14,854)
Net loss			$(335,529)
Total assets	$3,702,523	$741,217	$4,443,740
Capital expenditures (5)	$36,425	$5,683	$42,108

Year Ended December 31, 2019 (Predecessor)	Malls (1)	All Other (2)	Total
Revenues (3)	$699,698	$68,998	$768,696
Property operating expenses (4)	(216,771)	(13,881)	(230,652)
Interest expense	(86,152)	(120,109)	(206,261)
Other expense	—	(91)	(91)
Gain on sales of real estate assets	1,226	15,048	16,274
Segment profit (loss)	$398,001	$(50,035)	347,966
Depreciation and amortization			(257,746)
General and administrative expense			(64,181)
Interest and other income			2,764
Litigation settlement			(61,754)
Gain on extinguishment of debt			71,722
Loss on impairment			(239,521)
Gain on investment/deconsolidation			67,242
Income tax provision			(3,153)
Equity in earnings of unconsolidated affiliates			4,940
Net loss			$(131,721)
Total assets	$4,180,515	$441,831	$4,622,346
Capital expenditures (5)	$130,502	$11,057	$141,559

(1)	The Malls category includes malls, lifestyle centers and outlet centers.
(2)	The All Other category includes open-air centers, outparcels, mortgage and other notes receivable, office buildings, self-storage facilities, corporate-level debt and the Management Company.
(3)	Management, development and leasing fees are included in All Other category. See Note 5 for information on the Company’s revenues disaggregated by revenue source for each of the above segments.
(4)	Property operating expenses include property operating, real estate taxes and maintenance and repairs.

(5)

Includes additions to and acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

NOTE 14. SUPPLEMENTAL AND NONCASH INFORMATION

The Company’s noncash investing and financing activities for the period from November 1, 2021 to December 31, 2021 (Successor), the period from January 1, 2021 to October 31, 2021 (Predecessor), the year ended December 31, 2020 (Predecessor) and the year ended December 31 2019 (Predecessor) were as follows:

	Successor	Predecessor
	Period from November 1, through December 31,	Period from January 1, through October 31,	Year Ended December 31,
	2021	2021	2020	2019
Additions to real estate assets accrued but not yet paid	$11,108	$11,066	$5,945	$24,642
Deconsolidation upon contribution/assignment of interest in joint venture (1):
Decrease in real estate assets	—	—	—	(200,343)
Increase in investment in unconsolidated affiliates	—	—	—	39,708
Decrease in mortgage and other indebtedness	—	—	—	228,627
Increase in operating assets and liabilities	—	—	—	857
Decrease in intangible lease and other assets	—	—	—	(4,815)
Increase in noncontrolling interest and joint venture interest	—	—	—	(12,013)
Deconsolidation upon loss of control (1):
Decrease in real estate assets	(12,873)	(84,860)	—	—
Decrease in mortgage and other indebtedness	27,733	134,354	—	—
Decrease in operating assets and liabilities	4,266	5,808	—	—
Decrease in intangible lease and other assets	—	(171)	—	—
Transfer of real estate assets in settlement of mortgage debt obligations (2):
Decrease in real estate assets	—	—	(57,001)	(60,059)
Decrease in mortgage and other indebtedness	—	—	85,371	124,111
Decrease in operating assets and liabilities	—	—	4,288	9,333
Decrease in intangible lease and other assets	—	—	(137)	(1,663)
Conversion of Operating Partnership units to common stock	—	—	21,163	730
(1)	See Note 9 for more information.
(2)	See Note 10 for more information.

NOTE 15. RELATED PARTY TRANSACTIONS

The Management Company provides management, development and leasing services to the Company’s unconsolidated affiliates and other affiliated partnerships. Revenues recognized for these services amounted to $1,136 for the Successor Company for the period November 1, 2021 through December 31, 2021. The Predecessor Company recognized revenues for these services in the amount of $4,965 for the period from January 1, 2021 through October 31, 2021. For the years ended December 31, 2020 and 2019, the Predecessor Company recognized revenues for these services in the amounts of $4,940 and $6,878, respectively.

NOTE 16. CONTINGENCIES

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

The operative complaint filed in the Securities Class Action Litigation alleges violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s contingent liabilities, business, operations, and prospects during the periods of time specified above. The plaintiffs seek compensatory damages and attorneys’ fees and costs, among other relief, but have not specified the amount of damages sought. The defendants moved to dismiss all claims on December 20, 2019, and that motion remains pending. On November 2, 2021, the defendants filed a proposed supplemental motion to dismiss brief, arguing that the Company should be dismissed as a defendant in the case because the Plan and related confirmation order discharge any claims against the Company and enjoin the plaintiffs from taking any further action against the Company. The proposed supplemental motion to dismiss brief also argued that the operative complaint fails to state a viable claim against any individual defendant. The outcome of these legal proceedings cannot be predicted with certainty. After the Company’s emergence from bankruptcy, this matter was returned to the court’s active docket.

Certain of the Company’s current and former directors and officers were named as defendants in nine shareholder derivative lawsuits (collectively, the “Derivative Litigation”). On June 4, 2019, a shareholder filed a putative derivative complaint captioned Robert Garfield v. Stephen D. Lebovitz et al., 1:19-cv-01038-LPS, in the United States District Court for the District of Delaware (the “Garfield Derivative Action”), purportedly on behalf of the Company against certain of its officers and directors. On June 24, 2019, September 5, 2019 and September 25, 2019, respectively, other shareholders filed three additional putative derivative complaints, each in the United States District Court for the District of Delaware, captioned as follows: Robert Cohen v. Stephen D. Lebovitz et al., 1:19-cv-01185-LPS (the “Cohen Derivative Action”); Travis Lore v. Stephen D. Lebovitz et al., 1:19-cv-01665-LPS (the “Lore Derivative Action”), and City of Gainesville Cons. Police Officers’ and Firefighters Retirement Plan v. Stephen D. Lebovitz et al., 1:19-cv-01800 (the “Gainesville Derivative Action”), each asserting substantially similar claims purportedly on behalf of the Company against similar defendants. The Court consolidated the Garfield Derivative Action and the Cohen Derivative Action on July 17, 2019, under the caption In re CBL & Associates Properties, Inc. Derivative Litigation, 1:19-cv-01038-LPS (the "Consolidated Derivative Action"). On July 25, 2019, the Court stayed proceedings in the Consolidated Derivative Action pending resolution of an eventual motion to dismiss in the Securities Class Action Litigation. On October 14, 2019, the parties to the Gainesville Derivative Action and the Lore Derivative Action filed a joint stipulation and proposed order confirming that each of those cases is subject to the consolidation order previously entered by the Court in the Consolidated Derivative Action and that further proceedings in those cases are stayed pending resolution of an eventual motion to dismiss in the Securities Class Action Litigation. On July 22, 2019, a shareholder filed a putative derivative complaint captioned Shebitz v. Lebovitz et al., 1:19-cv-00213, in the United States District Court for the Eastern District of Tennessee (the “Shebitz Derivative Action”); on January 10, 2020, a shareholder filed a putative derivative complaint captioned Chatman v. Lebovitz, et al., 2020-0011-JTL, in the Delaware Chancery Court (the “Chatman Derivative Action”); on February 12, 2020, a shareholder filed a putative derivative complaint captioned Kurup v. Lebovitz, et al., 2020-0070-JTL, in the Delaware Chancery Court (the “Kurup Derivative Action”); on February 26, 2020, a shareholder filed a putative derivative complaint captioned Kemmer v. Lebovitz, et al., 1:20-cv-00052, in the United States District Court for the Eastern District of Tennessee (the “Kemmer Derivative Action”); and on April 14, 2020, a shareholder filed a putative derivative complaint captioned Hebig v. Lebovitz, et al., 1:19-cv-00149-JRG-CHS, in the United States District Court for the Eastern District of Tennessee (the “Hebig Derivative Action”), each asserting substantially similar claims purportedly on behalf of the Company against similar defendants. After the Company’s emergence from bankruptcy, the cases were returned to their respective courts’ active dockets, and thereafter, all cases have been voluntarily dismissed due to the releases of further liability for such claims as provided by the Company’s approved bankruptcy plan.

Regarding the Securities Class Action Litigation, the Company's insurance carriers remain on notice of these matters.

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

The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the Successor Company’s accompanying consolidated balance sheets as of December 31, 2021 and as reflected in the Predecessor Company’s accompanying consolidated balance sheets as of December 31, 2020:

								Successor	Predecessor
	As of December 31, 2021							Obligation recorded to reflect guaranty	Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership		Maximum Guaranteed Amount	Debt Maturity Date (1)		December 31, 2021	December 31, 2020
West Melbourne I, LLC - Phase I	50%	$39,017	50%		$19,509	Feb-2025	(2)	$195	$201
West Melbourne I, LLC - Phase II	50%	13,893	50%		6,947	Feb-2025	(2)	69	72
Port Orange I, LLC	50%	51,548	50%		25,774	Feb-2025	(2)	258	266
Ambassador Infrastructure, LLC	65%	8,250	100%		8,250	Mar-2025		83	94
Shoppes at Eagle Point, LLC	50%	33,884	35%	(3)	12,740	Oct-2022		127	127
EastGate Storage, LLC (4)	—%	—	—%		—	N/A		—	33
Self Storage at Mid Rivers, LLC (4)	—%	—	—%		—	N/A		—	30
Parkdale Self Storage, LLC (4)	—%	—	—%		—	N/A		—	65
Hamilton Place Self Storage, LLC (4)	—%	—	—%		—	N/A		—	35
Atlanta Outlet JV, LLC	50%	4,471	100%		4,471	Nov-2023		—	—
Louisville Outlet Shoppes, LLC	50%	8,097	100%		8,097	Oct-2022		—	—
Total guaranty liability								$732	$923
(1)	Excludes any extension options.
(2)	These loans have a one-year extension option at the joint venture’s election.
(3)	The guaranty is for a fixed amount of $12,740 throughout the term of the loan.
(4)	In December 2021, the property secured by the loan was sold. Proceeds from the transaction were used to pay off the outstanding amount of the loan. See Note 9 for additional information.

For the period from November 1, 2021 through December 31, 2021, the Successor Company evaluated each guarantee, listed in the table above, individually by looking at the debt service ratio, cash flow forecasts, the performance of each loan. The result of the analysis was that each loan is current. The Successor Company did not record a credit loss related to these guarantees for the period from November 1, 2021 through December 31, 2021.

For the period from January 1, 2021 through October 31, 2021 and for the year ended December 31, 2020, the Predecessor Company evaluated each guarantee, listed in the table above, individually by looking at the debt service ratio, cash flow forecasts, the performance of each loan and, where applicable, the collateral value in relation to the outstanding amount of the loan. The result of the analysis was that each loan is current, performing and, where applicable, the collateral value was greater than the outstanding amount of the loan. The Predecessor Company did not record a credit loss related to these guarantees as of December 31, 2020.

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

Fair Value Measurements on a Recurring Basis

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments. The estimated fair value of mortgage and other indebtedness was $2,059,094 and $1,091,745 at December 31, 2021 and 2020, respectively. The estimated fair value of liabilities subject to compromise was $1,606,959 as of December 31, 2020. The fair value was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently.

The Successor Company elected the fair value option in conjunction with the issuance of its Secured Notes. It believes that the fair value option provides the most accurate depiction of the current value of its Secured Notes. The following table sets forth information regarding the Successor’s Secured Notes that were measured at fair value:

Debt Instrument	Carrying amount as of December 31, 2021	Change in fair value (1)	Fair value as of December 31, 2021 (2)
10% Senior Secured Notes	$395,000	$395	$395,395
(1)	As of December 31, 2021, the change in fair value is included within “Interest Expense” in the Successor Company’s consolidated income statement.
(2)	The fair value was calculated using Level 1 inputs.

During the year ended December 31, 2021, the Company continued to reinvest in U.S. Treasury securities. The Company designated the U.S. Treasury securities purchased as available-for-sale (“AFS”). The following table sets forth information regarding the Company’s AFS securities that were measure at fair value:

AFS Security	Amortized Cost (1)	Allowance for credit losses (2)	Total unrealized gain	Fair value as of December 31, 2021
U.S. Treasury securities	$149,999	$—	$(3)	$149,996
(1)

The U.S. Treasury securities have maturities through February 2022. Subsequent to December 31, 2021, the Company used funds from its matured U.S. Treasury securities to purchase additional U.S. Treasury securities. See Note 20 for additional information.

(2)

U.S Treasury securities have a long history with no credit losses. Additionally, the Company notes that U.S Treasury securities are explicitly fully guaranteed by a sovereign entity that can print its own currency and that the sovereign entity’s currency is routinely held by central banks and other major financial institutions, is used in international commerce, and commonly viewed as a reserve currency, all of which qualitatively indicate that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. Therefore, the Successor Company did not record expected credit losses for its U.S Treasury securities for the period from November 1, 2021 through December 31, 2021 and the Predecessor Company did not record expected credit losses for its U.S. Treasury securities for the period from January 1, 2021 through October 31, 2021.

During March 2020, the Predecessor Company purchased U.S. Treasury securities that were scheduled to mature between April 2021 and June 2021. The Company designated these securities as AFS. The fair value of these securities was calculated based on quoted market prices in active markets and are included in the Level 1 fair value hierarchy. The Company believes the market for U.S. Treasury securities is an actively traded market given the high level of daily trading volume. In December 2020, the Predecessor Company purchased additional U.S Treasury securities. The U.S. Treasury securities purchased in December 2020 matured between January 2021 and March 2021, and the Company subsequently reinvested in additional U.S. Treasury securities. The Company has also designated these as AFS. The following table sets forth information regarding the Predecessor Company’s AFS securities that were measured at fair value for the year ended December 31, 2020:

AFS Security	Amortized Cost	Allowance for credit losses (1)	Total unrealized gain	Fair value as of December 31, 2020
U.S. Treasury securities	$233,053	$—	$18	$233,071
(1)

U.S Treasury securities have a long history with no credit losses. Additionally, the Company notes that U.S Treasury securities are explicitly fully guaranteed by a sovereign entity that can print its own currency and that the sovereign entity’s currency is routinely held by central banks and other major financial institutions, is used in international commerce, and commonly viewed as a reserve currency, all of which qualitatively indicate that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. Therefore, the Predecessor Company did not record expected credit losses for its U.S Treasury securities for the year ended December 31, 2020.

Fair Value Measurements on a Nonrecurring Basis

The Company measures the fair value of certain long-lived assets on a nonrecurring basis, through quarterly impairment testing or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company’s evaluation of the recoverability of long-lived assets involves the comparison of undiscounted future cash flows expected to be generated by each property over the Company’s expected remaining holding period to the respective carrying amount. The determination of whether the carrying value is recoverable also requires management to make estimates related to probability weighted scenarios impacting undiscounted cash flow models. The Company considers both quantitative and qualitative factors in its impairment analysis of long-lived assets. Significant quantitative factors include historical and forecasted information for each Property such as net operating income, occupancy statistics and sales levels. Significant qualitative factors used include market conditions, age and condition of the Property and tenant mix. The quantitative and qualitative factors impact the selection of the terminal capitalization rate which is used in both an undiscounted and discounted cash flow model and the discount rate used in a discounted cash flow model. Due to the significant unobservable estimates and assumptions used in the valuation of long-lived assets that experience impairment, the Company classifies such long-lived assets under Level 3 in the fair value hierarchy. Level 3 inputs primarily consist of sales and market data, independent valuations and discounted cash flow models. See below for a description of the estimates and assumptions the Company used in its impairment analysis. See Note 4 for additional information describing the Company's impairment review process.

See Note 3 for information regarding the fair value adjustments associated with Fresh Start Accounting.

The following table sets forth information regarding the Predecessor Company’s assets that were measured at fair value on a nonrecurring basis and related impairment charges for the period from January 1, 2021 through October 31, 2021 and the year ended December 31, 2020, respectively:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss on Impairment
Period from January 1, 2021 through October 31, 2021
Long-lived assets	$120,290	$—	$—	$120,290	$146,781
Year Ended December 31, 2020
Long-lived assets	$268,830	$—	$—	$268,830	$213,358

Long-lived Assets Measured at Fair Value in 2021

During the period from January 1, 2021 through October 31, 2021, the Predecessor Company recognized impairments of real estate of $146,781 related to five malls, a redeveloped anchor parcel, an outlet center, an open-air center, an outparcel and vacant land. The Properties were classified for segment reporting purposes as listed below. See Note 13 for segment information.

Impairment Date	Property	Location	Segment Classification	Loss on Impairment	Fair Value
March	Eastland Mall (1)	Bloomington, IL	Malls	$13,243	$10,700
March	Old Hickory Mall (2)	Jackson, TN	Malls	20,149	12,400
March	Stroud Mall (3)	Stroudsburg, PA	Malls	23,790	15,400
July	The Landing at Arbor Place - Outparcel (4)	Douglasville, GA	All Other	1,682	590
September	Laurel Park Place (5)	Livonia, MI	Malls	14,267	9,800
September	Parkdale Mall and Crossing (6)	Beaumont, TX	Malls/All Other	47,211	50,500
October	The Outlet Shoppes at Gettysburg (7)	Gettysburg, PA	Malls	21,470	16,660
October	Vacant land (8)	El Centro, CA	All Other	4,969	4,240
				$146,781	$120,290
(1)

In accordance with the Company's quarterly impairment process, the Predecessor Company wrote down the book value of the mall to its estimated fair value of $10,700. The mall had experienced a decline in cash flows due to store closures and rent reductions. Management determined the fair value of Eastland Mall using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of nine years, with a sale at the end of the holding period, a capitalization rate of 14.0% and a discount rate of 15.0%.

(2)

In accordance with the Company's quarterly impairment process, the Predecessor Company wrote down the book value of the mall to its estimated fair value of $12,400. The mall had experienced a decline in cash flows due to store closures and rent reductions. Management determined the fair value of Old Hickory Mall using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of nine years, with a sale at the end of the holding period, a capitalization rate of 13.0% and a discount rate of 14.0%.

(3)

In accordance with the Company's quarterly impairment process, the Predecessor Company wrote down the book value of the mall to its estimated fair value of $15,400. The mall had experienced a decline in cash flows due to store closures and rent reductions. Management determined the fair value of Stroud Mall using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of nine years, with a sale at the end of the holding period, a capitalization rate of 11.75% and a discount rate of 12.5%.

(4)	In July 2021, the Predecessor Company sold an outparcel at The Landing at Arbor Place. Sales proceeds amounted to $590, which resulted in a loss on sale.
(5)

In accordance with the Company's quarterly impairment process, the Predecessor Company wrote down the book value of the mall to its estimated fair value of $9,800. The mall had experienced a decline in cash flows due to store closures and rent reductions. Management determined the fair value of Laurel Park Place using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of nine years, with a sale at the end of the holding period, a capitalization rate of 11.5% and a discount rate of 13.0%.

(6)

In accordance with the Company’s quarterly impairment process, the Predecessor Company wrote down the book value of the mall, a redeveloped anchor parcel and an open-air center adjacent to the mall to their aggregate estimated fair value of $50,500. The mall had experienced a decline in cash flows due to store closures and rent reductions. These factors resulted in a reduction of the expected hold period for the mall and open-air center (excluding the redeveloped anchor parcel) based on Management’s assessment that there was an increased likelihood that the loan secured by the mall and open-air center may not be successfully restructured or refinanced. Management determined the fair value of Parkdale Mall, Parkdale Crossing and Parkdale Anchor using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of ten years, with a sale at the end of the holding period, a weighted-average capitalization rate of 12.3% and a weighted-average discount rate of 14.2%.

(7)

In accordance with the Company’s quarterly impairment process, the Predecessor Company wrote down the book value of the outlet center to its estimated fair value of $16,660. The outlet center had experienced a decline in cash flow due to store closures and rent reductions. Management determined the fair value of The Shoppes of Gettysburg using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of nine years, with a sale at the end of the holding period, a capitalization rate of 11.0% and a discount rate of 12.0%.

(8)

In accordance with the Company’s quarterly impairment process, the Predecessor Company wrote down the book value of land to its estimated fair value of $4,240. The Company evaluated comparable land parcel transactions and determined that $4,240 was the land’s estimated fair value.

During the period from November 1, 2021 through December 31, 2021, the Successor Company adjusted the negative equity in EastGate Mall to zero upon deconsolidation, which represents the estimated fair value of the Successor Company’s investment in that property. During the period from January 1, 2021 through October 31, 2021, the Predecessor Company adjusted the combined negative equity in Asheville Mall and Park Plaza to zero upon deconsolidation, which represents the estimated fair values of the Company’s investments in these properties. See Note 9 for additional information.

Long-lived Assets Measured at Fair Value in 2020

During the year ended December 31, 2020, the Predecessor Company recognized impairments of real estate of $213,358 related to six malls and one vacant land parcel. The Properties were classified for segment reporting purposes as listed below (see section below for information on outparcels). See Note 13 for segment information.

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
(1)

In accordance with the Company's quarterly impairment process, the Predecessor Company wrote down the book value of the mall to its estimated fair value of $47,300. The mall had experienced a decline in cash flows due to store closures and rent reductions. These factors resulted in a reduction of the expected hold period for this asset based on Management’s assessment that there was an increased likelihood that the loan secured by the mall may not be successfully restructured or refinanced. Management determined the fair value of Burnsville Center using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of ten years, with a sale at the end of the holding period, a capitalization rate of 14.5% and a discount rate of 15.5%.

(2)

In accordance with the Company's quarterly impairment process, the Predecessor Company wrote down the book value of the mall to its estimated fair value of $67,000. The mall had experienced a decline in cash flows due to store closures and rent reductions. Management determined the fair value of Monroeville Mall using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of ten years, with a sale at the end of the holding period, a capitalization rate of 14.0% and a discount rate of 14.5%.

(3)

In accordance with the Company's quarterly impairment process, the Predecessor Company wrote down the book value of the mall to its estimated fair value of $52,600. The mall had experienced a decline in cash flows due to store closures and rent reductions. These factors resulted in a reduction of the expected hold period for this asset based on Management’s assessment that there was an increased likelihood that the loan secured by the mall may not be successfully restructured or refinanced. Management determined the fair value of Asheville Mall using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of ten years, with a sale at the end of the holding period, a capitalization rate of 13.25% and a discount rate of 14.0%.

(4)

In accordance with the Company's quarterly impairment process, the Predecessor Company wrote down the book value of the mall to its estimated fair value of $16,530. The mall had experienced a decline in cash flows due to store closures and rent reductions. The Predecessor Company expects to convey the property to the lender. Management determined the fair value of EastGate Mall using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of ten years, with a sale at the end of the holding period, a capitalization rate of 17.0% and a discount rate of 18.0%.

(5)

In accordance with the Company's quarterly impairment process, the Predecessor Company wrote down the book value of the mall to its estimated fair value of $42,500. The mall had experienced a decline in cash flows due to store closures and rent reductions. These factors resulted in a reduction of the expected hold period for this asset based on Management’s assessment that there was an increased likelihood that the loan secured by the mall may not be successfully restructured or refinanced. Management determined the fair value of Greenbrier Mall using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of ten years, with a sale at the end of the holding period, a capitalization rate of 12.5% and a discount rate of 13.0%.

(6)

In accordance with the Company's quarterly impairment process, the Predecessor Company wrote down the book value of the mall to its estimated fair value of $42,900. The mall had experienced a decline in cash flows due to store closures and rent reductions. These factors resulted in a reduction of the expected hold period for this asset based on Management’s assessment that there was an increased likelihood that the loan secured by the mall may not be successfully restructured or refinanced. Management determined the fair value of The Outlet Shoppes at Laredo using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of ten years, with a sale at the end of the holding period, a capitalization rate of 8.5% and a discount rate of 9.0%.

Long-lived Assets Measured at Fair Value in 2019

During the year ended December 31, 2019, the Company recognized impairments of real estate of $239,521 primarily related to six malls and an open-air center. The Properties were classified for segment reporting purposes as listed below (see section below for information on outparcels). See Note 13 for segment information.

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
(1)

In accordance with the Company's quarterly impairment process, the Predecessor Company wrote down the book value of the mall to its estimated fair value of $56,300. The mall has experienced a decline in cash flows due to store closures and rent reductions. Additionally, one anchor was vacant as of the date of impairment. These factors resulted in a reduction of the expected hold period for this asset based on Management’s assessment that there was an increased likelihood that the loan secured by the mall may not be successfully restructured or refinanced. Management determined the fair value of Greenbrier Mall using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of ten years, with a sale at the end of the holding period, a capitalization rate of 11.5% and a discount rate of 11.5%.

(2)

The Predecessor Company adjusted the book value of the mall to the net sales price of $14,360 based on a signed contract with a third-party buyer, adjusted to reflect estimated disposition costs. The mall was sold in April 2019. See Note 8 for additional information.

(3)

The Predecessor Company adjusted the book value to the net sales price of $31,559 based on a signed contract with a third-party buyer, adjusted to reflect estimated disposition costs. The property was sold in July 2019. See Note 8 for additional information.

(4)

In accordance with the Company's quarterly impairment process, the Predecessor Company wrote down the book value of the mall to its estimated fair value of $25,100. The mall had experienced a decline in cash flows due to store closures and rent reductions. These factors resulted in a reduction of the expected hold period for this asset based on Management’s assessment that there was an increased likelihood that the loan secured by the mall may not be successfully restructured or refinanced. Management determined the fair value of EastGate Mall using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of ten years, with a sale at the end of the holding period, a capitalization rate of 14.5% and a discount rate of 15.0%.

(5)

In accordance with the Company's quarterly impairment process, the Predecessor Company wrote down the book value of the mall to its estimated fair value of $53,340. The mall has experienced a decline in cash flows due to store closures and rent reductions. Management determined the fair value of Mid Rivers Mall using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of ten years, with a sale at the end of the holding period, a capitalization rate of 12.5% and a discount rate of 13.25%.

(6)

In accordance with the Company's quarterly impairment process, the Predecessor Company wrote down the book value of the mall to its estimated fair value of $26,000. The mall had experienced a decline in cash flows due to store closures and rent reductions. Management determined the fair value of Laurel Park Place using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of ten years, with a sale at the end of the holding period, a capitalization rate of 13.5% and a discount rate of 14.0%.

(7)

In accordance with the Company's quarterly impairment process, the Predecessor Company wrote down the book value of the mall to its estimated fair value of $39,000. The mall had experienced a decline of NOI due to store closures and rent reductions. These factors resulted in a reduction of the expected hold period for this asset based on Management’s assessment that there was an increased likelihood that the loan secured by the mall may not be successfully restructured or refinanced. Management determined the fair value of Park Plaza Mall using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of ten years, with a sale at the end of the holding period, a capitalization rate of 13.0% and a discount rate of 14.0%.

(8)	Related to true-ups of estimated expenses to actual expenses for properties sold in prior periods.

NOTE 18. SHARE-BASED COMPENSATION

Successor Company

2021 Equity Incentive Plan

Following the Effective Date, the board of directors of the Successor Company adopted the EIP. The EIP authorizes the grant of equity awards to eligible participants based on the new common stock, in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards. Awards under the EIP may be granted to officers, employees, directors, consultants and independent contractors of the reorganized company. Initially, 3,222,222 shares of new common stock are available under the EIP. The initial new common stock under the EIP is subject to an annual increase of a number of shares equal to 3% of the number of shares of new common stock issued and outstanding at the end of the relevant calendar year (beginning January 2023), or such lesser amount as the board of directors may determine. The Plan will be administered by the compensation committee of the board of directors, which will determine the participants who will be granted awards under the EIP and the terms and conditions of EIP awards.

In accordance with the provisions of ASU 2016-09, which are designed to simplify the accounting for share-based payments transactions, the Successor Company elected to account for forfeitures of share-based payments as they occur rather than estimating them in advance.

Restricted Stock Awards

Effective December 15, 2021, the compensation committee of the board of directors of the Successor Company approved grants of new restricted stock awards related to the Company’s recent emergence from Chapter 11 reorganization, pursuant to the EIP, to its non-employee directors and its officers.

The restricted stock awards granted to the Successor Company’s executive officers vest over a four-year period, with restrictions expiring on 25% of the shares subject to each award annually beginning on the first anniversary of the date of grant. The restricted stock awards granted to the Successor Company’s non-executive officers vest over a three-year period, with restrictions expiring on 33% of the shares subject to each award annually beginning on the first anniversary of the date of grant. The restricted stock awards granted to the Successor Company’s non-employee directors vest over a one-year period, with restrictions expiring in January 2023. The grantee generally has all the rights of a stockholder during the vesting/restricted period, including the right to receive dividends on the same basis and at the same rate as all other outstanding shares of common stock and the right to vote such shares on any matter on which holders of the Successor Company’s common stock are entitled to vote. The shares generally are not transferable during the restricted period, except for any transfers which may be required by law (such as pursuant to a domestic relations order).

Compensation expense is recognized on a straight-line basis over the requisite service period. The share-based compensation cost related to the restricted stock awards was $299 for the Successor period from November 1, 2021 through December 31, 2021. Share-based compensation cost resulting from share-based awards is recorded at the Management Company, which is a taxable entity.

A summary of the status of the Successor Company’s nonvested restricted stock awards as of December 31, 2021, and changes during the period from November 1, 2021 through December 31, 2021, are presented below:

	Shares	Weighted- Average Grant-Date Fair Value Per Share
Granted	784,999	$27.57
Nonvested at December 31, 2021	784,999	$27.57

The weighted-average grant-date fair value of shares granted during the Successor period from November 1, 2021 through December 31, 2021 was $21,642. No shares vested during the period from November 1, 2021 through December 31, 2021.

As of December 31, 2021, there was $21,344 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the EIP, which is expected to be recognized over a weighted-average period of 3.7 years

Performance Stock Units

Subsequent to December 31, 2021, the Successor Company issued 550,000 performance stock units (“PSUs”). See Note 20 for additional information.

Predecessor Company

Prior to the Effective Date, the Company had outstanding awards under the CBL & Associates Properties, Inc. 2012 Stock Incentive Plan ("the 2012 Plan"), which permitted the Company to issue stock options and common stock to selected officers, employees and non-employee directors of the Company up to a total of 10,400,000 shares. The compensation committee of the board of directors administered the 2012 Plan.

Restricted Stock Awards

Under the 2012 Plan, common stock could be awarded either alone, in addition to, or in tandem with other granted stock awards. The Committee had the authority to determine eligible persons to whom common stock will be awarded, the number of shares to be awarded and the duration of the vesting period, as defined. Generally, an award of common stock vested either immediately at grant or in equal installments over a period of five years. Stock awarded to independent directors was fully vested upon grant; however, the independent directors could not transfer such shares during their board term. The Committee could also provide for the issuance of common stock under the 2012 Plan on a deferred basis pursuant to deferred compensation arrangements. The fair value of common stock awarded under the 2012 Plan was determined based on the market price of CBL’s common stock on the grant date and the related compensation expense was recognized over the vesting period on a straight-line basis.

As of the Effective Date and pursuant to the Plan, nonvested restricted stock of the Predecessor Company was deemed vested and the Company’s 2012 Stock Incentive Plan, as amended (the “2012 Plan”), pursuant to which such restricted stock had been granted, was terminated. A summary of the Predecessor Company’s restricted stock awards as of October 31, 2021, and changes during the period from January 1, 2021 through October 31, 2021, are presented below:

	Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested at January 1, 2021	1,519,774	$2.15
Vested	(1,490,751)	$2.14
Forfeited	(29,023)	$2.73
Nonvested at October 31, 2021	—	$—

In conjunction with the vesting of the restricted stock on the Effective Date, the Predecessor Company accelerated the share-based compensation cost and recorded $863 of share-based compensation cost for the period from January 1, 2021 through October 31, 2021. The share-based compensation cost related to the restricted stock awards of the Predecessor Company was $2,239 and $3,396 for 2020 and 2019, respectively. Share-based compensation cost resulting from share-based awards is recorded at the Management Company, which is a taxable entity. Share-based compensation cost capitalized as part of real estate assets was $10 for the period from January 1, 2021 through October 31, 2021. Share-based compensation cost capitalized as part of real estate assets was $20 and $66 in 2020 and 2019, respectively.

The weighted-average grant-date fair value per share of shares granted during 2020 and 2019 was $0.86 and $2.20, respectively. The total fair value of shares vested during 2021, 2020 and 2019 was $220, $951 and $3,869, respectively.

Long-Term Incentive Program

In 2015, the Company adopted a long-term incentive program ("LTIP") for its named executive officers, which consisted of PSUs awards and annual restricted stock awards, that could be issued under the 2012 Plan. The number of shares related to the PSU awards that each named executive officer could receive upon the conclusion of a three-year performance period was determined based on the Company's achievement of specified levels of long-term total stockholder return ("TSR") performance relative to the National Association of Real Estate Investment Trusts ("NAREIT") Retail Index, provided that at least a "Threshold" level must be attained for any shares to be earned.

Beginning with the 2018 PSUs, two-thirds of the quantitative portion of the award over the performance period was based on the achievement of TSR relative to the NAREIT Retail Index while the remaining one-third was based on the achievement of absolute TSR metrics for the Company. Beginning with the 2018 PSU grant, to maintain compliance with a 200,000 share annual equity grant limit (the “Section 162(m) Grant Limit”) that was included in the 2012 Plan to satisfy the “qualified performance-based compensation” exception to the deduction limits for certain executive compensation under Section 162(m) of the Code, to the extent that a grant of PSUs could result in the issuance of a number of shares of common stock at the conclusion of the performance period that, when coupled with the number of shares of time-vesting restricted stock granted in the same year the PSUs were granted, would exceed such limit, any such excess would be converted to a cash bonus award with a value equivalent to the number of shares of common stock constituting such excess times the average of the high and low trading prices reported for CBL's common stock on the date such shares would otherwise have been issuable.

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

Annual Restricted Stock Awards

Under the LTIP, annual restricted stock awards consisted of shares of time-vested restricted stock awarded based on a qualitative evaluation of the performance of the Company and the named executive officer during the fiscal year. Annual restricted stock awards under the LTIP, which are included in the totals reflected in the preceding table, vested 25% on the date of grant with the remainder vesting in three equal annual installments. Outstanding restricted stock, and related grant/vesting/forfeiture activity during the Predecessor period from January 1, 2021, through October 31, 2021 for awards made to named executive officers under the LTIP, is included in the information presented in the table above.

Performance Stock Units

The Predecessor Company granted the following PSUs in the first quarter of the respective years. A summary of PSU activity as of October 31, 2021, and changes during the period from January 1, 2021 through October 31, 2021, is presented below:

	PSUs	Weighted-Average Grant Date Fair Value
2019 PSUs granted (1)	1,103,537	$2.40
2020 PSUs granted (2)	3,408,083	$0.84
2020 PSUs cancelled (3)	(3,408,083)	$0.84
Outstanding at January 1, 2021	1,103,537	$2.40
2019 PSUs cancelled (4)	(1,103,537)	$2.40
Outstanding at October 31, 2021	—	$—
(1)	Includes 566,862 shares classified as a liability due to the potential cash component.
(2)	Includes 1,247,098 shares classified as a liability due to the potential cash component.
(3)	In connection with the restructuring and support agreement, dated as of August 18, 2020, by and between the Predecessor Company and the Consenting Noteholders, the 2020 PSUs were cancelled.
(4)	As of the Effective Date and pursuant to the Plan, all outstanding PSUs of the Predecessor Company were deemed cancelled.

Compensation cost was recognized on a tranche-by-tranche basis using the accelerated attribution method. The resulting expense was recorded regardless of whether any PSU awards were earned as long as the required service period was met.

Share-based compensation expense related to the PSUs was $315 for the period from January 1, 2021 through October 31, 2021. Share-based compensation expense related to the PSUs was $3,185 and $1,564 in 2020 and 2019, respectively. Share-based compensation expense in 2020 included $2,052 of expense related to the cancellation of the 2020 PSUs.

The following table summarizes the assumptions used in the Monte Carlo simulation pricing model related to the Predecessor Company’s PSUs:

	2020 PSUs	2019 PSUs
Grant date	February 10, 2020	February 11, 2019
Fair value per share on valuation date (1)	$0.84	$4.74
Risk-free interest rate (2)	1.39%	2.54%
Expected share price volatility (3)	57.98%	60.99%
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
(3)

The computation of expected volatility was based on a blend of the historical volatility of CBL's shares of common stock based on annualized daily total continuous returns over a five-year period for the 2020 PSUs and a three-year period for the 2019 PSUs and implied volatility data based on the trailing month average of daily implied volatilities implied by stock call option contracts that were both closest to the terms shown and closest to the money.

NOTE 19. EMPLOYEE BENEFIT PLANS

401(k) Plan

The Management Company maintains a 401(k) profit sharing plan, which is qualified under Section 401(a) and Section 401(k) of the Code to cover employees of the Management Company. All employees who have attained the age of 21 and have completed at least two months of service are eligible to participate in the plan. The plan provides for employer matching contributions on behalf of each participant equal to 50% of the portion of such participant’s contribution that does not exceed 2.5% of such participant’s annual gross salary for the plan year. Additionally, the Management Company has the discretion to make additional profit-sharing-type contributions not related to participant elective contributions. Total contributions by the Management Company for the Successor period from November 1, 2021 through December 31, 2021 were $97. Total contributions by the Management Company for the Predecessor period January 1, 2021 through October 31, 2021 were $658. For the Predecessor years ended December 31, 2020 and 2019, total contributions by the Management Company were $650 and $921, respectively.

NOTE 20. SUBSEQUENT EVENTS

Prior to December 31, 2021, the Company announced that HoldCo II exercised its optional exchange right with respect to all of the $150,000 aggregate principal amount of the Exchangeable Notes. The exchange date was January 28, 2022, and settlement occurred on February 1, 2022. Per the terms of the indenture governing the Exchangeable Notes, HoldCo II elected to settle the exchange in shares of the Successor Company’s common stock, par value $0.001, plus cash in lieu of fractional shares. As a result, on February 1, 2022, the Company issued 10,982,795 shares of common stock to holders of the Exchangeable Notes in satisfaction of principal, accrued interest and the makewhole payment, and all of the Exchangeable Notes were cancelled in accordance with the terms of the indenture.

In February 2022, the loan secured by Fayette Mall was modified to reduce the fixed interest rate to 4.25% and extend the maturity date through May 2023, with three one-year extension options, subject to certain requirements. As part of the modification, two ground leased outparcels were released from the collateral in exchange for the addition of the redeveloped former middle anchor location.

In February 2022, the Company used funds from its matured U.S. Treasury securities to purchase $149,936 in U.S. Treasury securities with maturities through May 2022.

In February 2022, the Company issued 550,000 PSUs to four of its five named executive officers. The PSUs are earned over a four-year performance period aligned with fiscal years 2022 through 2025.

In February 2022, we entered into a forbearance agreement with the lender regarding the default triggered by the Chapter 11 Cases related to the loan secured by The Outlet Shoppes at Atlanta.

In March 2022, the loan secured by Cross Creek Mall was extended through May 2022. The Company remains in discussions with the lender regarding an extension. As of December 31, 2021, the loan had an outstanding balance of $102,264.

In March 2022, the Company deconsolidated Greenbrier Mall as a result of the Company losing control when the property was placed in receivership. As of December 31, 2021, the loan secured by Greenbrier Mall had an outstanding balance of $61,647.

In March 2022, we entered into a $30,000 non-recourse mortgage note payable, secured by York Town Center, that provides for a three-year term and a fixed interest rate of 4.75%. The monthly debt service is interest only for the first eighteen months.

In March 2022, we entered into a forbearance agreement with the lender regarding the default triggered by the Chapter 11 Cases related to the loan secured by Fremaux Town Center.

Schedule III

CBL & ASSOCIATES PROPERTIES, INC.

CBL & ASSOCIATES LIMITED PARTNERSHIP

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

At December 31, 2021

(In thousands)

			Initial Cost (1)					Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (2)		Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Fresh Start Adjustments	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
MALLS:
Alamance Crossing Burlington, NC	$42,522		$20,853	$62,852	$39,674	$(3,962)	$(96,897)	$9,603	$12,917	$22,520	$(248)	2007
Arbor Place Atlanta (Douglasville), GA	101,771		8,508	95,088	26,699	—	(89,396)	3,050	37,849	40,899	(643)	1998-1999
Brookfield Square Brookfield, WI	27,461		8,996	78,533	103,064	(5,208)	(146,235)	11,476	27,674	39,150	(561)	2001
CherryVale Mall Rockford, IL	—	(5)	11,892	64,117	56,299	(1,667)	(113,543)	5,360	11,738	17,098	(431)	2001
Cross Creek Mall Fayetteville, NC	102,264		19,155	104,378	37,268	—	(55,694)	4,372	100,735	105,107	(1,440)	2003
Dakota Square Mall Minot, ND	—		4,552	87,625	24,609	—	(96,630)	5,179	14,977	20,156	(217)	2012
East Towne Mall Madison, WI	—	(5)	4,496	63,867	63,706	(909)	(123,012)	4,413	3,735	8,148	(175)	2002
Eastland Mall Bloomington, IL	—		5,746	75,893	(71,318)	(753)	(5,600)	1,921	2,047	3,968	(68)	2005
Fayette Mall Lexington, KY	135,134		25,205	84,256	106,519	—	(87,361)	11,204	117,415	128,619	(1,156)	2001
Frontier Mall Cheyenne, WY	—	(5)	2,681	15,858	21,003	(83)	(31,588)	3,714	4,157	7,871	(109)	1984-1985
Greenbrier Mall Chesapeake, VA	61,647		3,181	107,355	(68,172)	(626)	(22,404)	4,952	14,382	19,334	(299)	2004
Hamilton Place Chattanooga, TN	96,244		3,532	42,619	49,835	(2,384)	(35,984)	9,640	47,978	57,618	(645)	1986-1987
Hanes Mall Winston-Salem, NC	—	(5)	17,176	133,376	49,231	(1,767)	(147,963)	13,968	36,085	50,053	(540)	2001
Harford Mall Bel Air, MD	—		8,699	45,704	17,747	—	(65,736)	4,581	1,833	6,414	(69)	2003
Imperial Valley Mall El Centro, CA	—	(5)	35,378	71,753	2,339	—	(92,019)	4,810	12,641	17,451	(287)	2012
Jefferson Mall Louisville, KY	58,654		13,125	40,234	27,655	(521)	(70,099)	4,625	5,769	10,394	(227)	2001
Kirkwood Mall Bismarck, ND	—	(5)	3,368	118,945	30,525	—	(126,278)	8,091	18,469	26,560	(266)	2012
Laurel Park Place Livonia, MI	—		13,289	92,579	(97,681)	—	(3,630)	751	3,806	4,557	(118)	2005
Layton Hills Mall Layton, UT	—	(5)	20,464	99,836	(13,665)	(1,165)	(74,968)	10,261	20,241	30,502	(213)	2005
Mall del Norte Laredo, TX	—	(5)	21,734	142,049	56,976	(149)	(148,232)	13,875	58,503	72,378	(686)	2004

Schedule III

CBL & ASSOCIATES PROPERTIES, INC.

CBL & ASSOCIATES LIMITED PARTNERSHIP

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

At December 31, 2021

(In thousands)

			Initial Cost (1)					Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (2)		Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Fresh Start Adjustments	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
Mayfaire Town Center Wilmington, NC	—	(5)	26,333	101,087	20,287	—	(107,804)	7,321	32,582	39,903	(525)	2015
Meridian Mall Lansing, MI	—		2,797	103,678	61,873	—	(150,764)	8,573	9,011	17,584	(269)	1998
Mid Rivers Mall St. Peters, MO	—		16,384	170,582	(136,279)	(4,174)	(27,787)	9,191	9,535	18,726	(275)	2007
Monroeville Mall Pittsburgh, PA	—		22,911	177,214	(139,044)	—	(36,624)	12,378	12,079	24,457	(278)	2004
Northgate Mall Chattanooga, TN	—	(5)	2,330	8,960	24,216	(492)	(23,815)	3,413	7,786	11,199	(122)	2011
Northpark Mall Joplin, MO	—		9,977	65,481	39,393	—	(99,164)	7,084	8,603	15,687	(237)	2004
Northwoods Mall North Charleston, SC	60,709		14,867	49,647	29,176	(2,339)	(52,958)	9,402	28,991	38,393	(582)	2001
Old Hickory Mall Jackson, TN	—		15,527	29,413	(32,577)	(362)	(9,431)	800	1,770	2,570	(95)	2001
The Outlet Shoppes at Gettysburg Gettysburg, PA	35,804		20,779	22,180	(30,268)	—	(47)	7,822	4,822	12,644	(165)	2012
The Outlet Shoppes at Laredo Laredo, TX	39,450		11,000	97,353	(66,186)	—	(26,318)	3,741	12,108	15,849	(119)	2017
Parkdale Mall and Crossing Beaumont, TX	69,460		23,850	47,390	(25,472)	(874)	(21,769)	11,521	11,604	23,125	(314)	2001
Parkway Place Huntsville, AL	—		6,364	67,067	5,932	—	(43,144)	9,428	26,791	36,219	(427)	2010
Pearland Town Center Pearland, TX	—	(5)	16,300	108,615	24,467	(857)	(106,531)	16,896	25,098	41,994	(395)	2008
Post Oak Mall College Station, TX	—	(5)	3,936	48,948	16,630	(327)	(52,738)	6,206	10,243	16,449	(204)	1984-1985
Richland Mall Waco, TX	—	(5)	9,874	34,793	24,077	(1,225)	(44,167)	8,793	14,559	23,352	(280)	2002
South County Center St. Louis, MO	—		15,754	159,249	3,184	—	(160,681)	11,165	6,341	17,506	(294)	2007
Southaven Towne Center Southaven, MS	—	(5)	8,255	29,380	8,013	—	(27,929)	10,163	7,556	17,719	(155)	2005
Southpark Mall Colonial Heights, VA	55,567		9,501	73,262	30,740	—	(102,613)	4,193	6,697	10,890	(126)	2003
St. Clair Square Fairview Heights, IL	—		11,027	75,620	34,739	—	(82,113)	7,511	31,762	39,273	(505)	1996
Stroud Mall Stroudsburg, PA	—		14,711	23,936	(24,571)	—	(5,698)	2,942	5,436	8,378	(134)	1998
Sunrise Mall Brownsville, TX	—	(5)	11,156	59,047	14,230	—	(45,064)	14,999	24,370	39,369	(627)	2003
Turtle Creek Mall Hattiesburg, MS	—	(5)	2,345	26,418	17,793	—	(26,937)	3,977	15,642	19,619	(343)	1993-1995
Valley View Mall Roanoke, VA	—	(5)	15,985	77,771	23,984	—	(89,309)	9,499	18,932	28,431	(392)	2003

Schedule III

CBL & ASSOCIATES PROPERTIES, INC.

CBL & ASSOCIATES LIMITED PARTNERSHIP

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

At December 31, 2021

(In thousands)

			Initial Cost (1)					Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (2)		Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Fresh Start Adjustments	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
Volusia Mall Daytona Beach, FL	43,641		2,526	120,242	21,923	—	(128,334)	11,300	5,057	16,357	(179)	2004
West Towne Mall Madison, WI	—	(5)	8,912	83,084	43,758	—	(84,533)	14,623	36,598	51,221	(566)	2002
WestGate Mall Spartanburg, SC	30,322		2,149	23,257	49,700	(432)	(68,403)	3,553	2,718	6,271	(70)	1995
Westmoreland Mall Greensburg, PA	—	(5)	4,621	84,215	35,006	(1,240)	(107,620)	6,389	8,593	14,982	(382)	2002
York Galleria York, PA	—		5,757	63,316	23,626	—	(84,499)	1,767	6,433	8,200	(228)	1995
OTHER PROPERTIES:
840 Greenbrier Circle Chesapeake, VA	—		2,096	3,091	1,152	—	(1,626)	1,387	3,326	4,713	(29)	2007
Annex at Monroeville Pittsburgh, PA	—		—	29,496	1,626	—	(25,862)	1,454	3,806	5,260	(266)	2004
CBL Center Chattanooga, TN	15,320		1,332	24,675	1,382	—	(17,030)	3,081	7,278	10,359	(73)	2001
CBL Center II Chattanooga, TN	—		22	13,648	791	—	(9,880)	965	3,616	4,581	(60)	2008
CoolSprings Crossing Nashville, TN	—		2,803	14,985	(3,161)	—	(10,291)	2,969	1,367	4,336	(33)	1991-1993
Courtyard at Hickory Hollow Nashville, TN	—		3,314	2,771	472	(231)	(1,180)	1,844	3,302	5,146	(32)	1998
Frontier Square Cheyenne, WY	—		346	684	592	(86)	612	904	1,244	2,148	(16)	1985
Gunbarrel Pointe Chattanooga, TN	—		4,170	10,874	3,659	—	(5,974)	8,099	4,630	12,729	(50)	2000
Hamilton Corner Chattanooga, TN	—		630	5,532	8,646	—	(2,368)	4,981	7,459	12,440	(69)	1986-1987
Hamilton Crossing Chattanooga, TN	7,868		4,014	5,906	6,942	(1,370)	(5,551)	5,300	4,641	9,941	(49)	1987
Harford Annex Bel Air, MD	—		3,117	9,718	1,015	—	(2,430)	3,117	8,303	11,420	(62)	2003
The Landing at Arbor Place Atlanta (Douglasville), GA	—		7,238	14,330	1,245	(2,242)	(18,627)	757	1,187	1,944	(41)	1998-1999
Layton Convenience Center Layton, UT (5)	—	(5)	—	8	4,160	—	1,947	3,576	2,539	6,115	(53)	2005
Layton Hills Plaza Layton, UT	—	(5)	—	2	1,049	—	1,243	826	1,468	2,294	(21)	2005
Pearland Office Pearland, TX	—	(5)	—	7,849	2,611	—	(3,210)	—	7,250	7,250	(114)	2009
The Plaza at Fayette Lexington, KY	—		9,531	27,646	1,215	—	(28,520)	2,527	7,345	9,872	(187)	2006

Schedule III

CBL & ASSOCIATES PROPERTIES, INC.

CBL & ASSOCIATES LIMITED PARTNERSHIP

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

At December 31, 2021

(In thousands)

			Initial Cost (1)					Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (2)		Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Fresh Start Adjustments	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
The Promenade D'lberville D'lberville, MS	—		16,278	48,806	28,639	(706)	(53,513)	8,728	30,776	39,504	(509)	2009
The Shoppes at Hamilton Place Chattanooga, TN	—		4,894	11,700	2,230	—	(8,575)	2,748	7,501	10,249	(117)	2003
The Shoppes at St. Clair Square Fairview Heights, IL	—		8,250	23,623	910	(5,044)	(19,688)	2,783	5,268	8,051	(78)	2007
Sunrise Commons Brownsville, TX	—		1,013	7,525	1,726	—	(2,845)	3,504	3,915	7,419	(39)	2003
The Terrace Chattanooga, TN	—		4,166	9,929	7,995	—	(9,404)	8,982	3,704	12,686	(49)	1997
West Towne Crossing Madison, WI	—		1,784	2,955	7,307	—	4,227	5,831	10,442	16,273	(84)	1998
WestGate Crossing Spartanburg, SC	—		1,082	3,422	7,891	—	(5,426)	2,047	4,922	6,969	(56)	1997
Westmoreland Crossing Greensburg, PA	—	(5)	2,898	21,167	9,237	—	(23,389)	3,119	6,794	9,913	(301)	2002
OUTPARCELS:							—
Outparcel properties	—		40,600	24,545	(6,246)	—	5,937	59,694	5,142	64,836	(56)	Various
DISPOSITIONS:
Asheville Mall Asheville, NC	—		7,139	58,386	(64,720)	(805)	—	—	—	—	—	1998
EastGate Mall Cincinnati, OH	—		13,046	44,949	(56,445)	(1,017)	(533)	—	—	—	—	2001
Hickory Point Mall (Forsyth) Decatur, IL	—		10,731	31,728	(42,459)	—	—	—	—	—		2005
Park Plaza Little Rock, AR	—		6,297	81,638	(87,935)	—	—	—	—	—	—	2004
Pearland Residential Pearland, TX	—		—	9,666	(9,666)	—	—	—	—	—		2008
Other	—		37,357	89,966	44,983	—	8,472	99,564	81,214	180,778	(807)	Various
Developments in progress consisting of construction and Development Properties	—		—	—	16,665	—	—	—	16,665	16,665	—
TOTALS	$983,838		$762,106	$4,299,342	$454,171	$(43,017)	$(3,683,547)	$599,283	$1,189,772	$1,789,055	$(19,937)

(1)	Initial cost represents the total cost capitalized including carrying cost at the end of the first fiscal year in which the Property opened or was acquired.
(2)

Encumbrances represent the outstanding balance of the mortgage and other indebtedness balance at December 31, 2021, excluding debt discounts, if applicable. Properties that do not have an amount in this column and that are not designated by footnote (3) as being encumbered by the exit credit agreement are encumbered by the senior secured notes.

(3)	The aggregate cost of land and buildings and improvements for federal income tax purposes is approximately $6.729 billion.
(4)	Depreciation for all Properties is computed over the useful life which is generally 30 - 40 years for buildings, 10 - 20 years for certain improvements and 5 - 10 years for equipment and fixtures.
(5)	Encumbered by the exit credit agreement.

Schedule III

CBL & ASSOCIATES PROPERTIES, INC.

CBL & ASSOCIATES LIMITED PARTNERSHIP

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

At December 31, 2021

(In thousands)

The changes in real estate assets and accumulated depreciation for the years ending December 31, 2021, 2020, and 2019 are set forth below (in thousands):

	Successor	Predecessor
	As of December 31,	As of October 31,	As of December 31,
	2021	2021	2020	2019
REAL ESTATE ASSETS:
Balance at beginning of period	$1,797,332	$5,859,113	$6,411,400	$7,278,608
Additions during the period:
Additions and improvements	5,599	31,278	36,337	129,923
Acquisitions of real estate assets	—	—	—	5,700
Deductions during the period:
Disposals, deconsolidations and accumulated depreciation on impairments	(13,876)	(250,136)	(377,165)	(786,889)
Fresh start accounting adjustments	—	(3,683,547)	—	—
Transfers to (from) real estate assets	—	(11,209)	332	22,573
Impairment of real estate assets	—	(148,167)	(211,791)	(238,515)
Balance at end of period	$1,789,055	$1,797,332	$5,859,113	$6,411,400

ACCUMULATED DEPRECIATION:
Balance at beginning of period	$—	$2,241,421	$2,349,404	$2,493,082
Depreciation expense	20,543	152,973	205,671	241,631
Fresh start accounting adjustments	—	(2,252,275)	—	—
Accumulated depreciation on real estate assets sold, retired, deconsolidated or impaired	(606)	(142,119)	(313,654)	(385,309)
Balance at end of period	$19,937	$—	$2,241,421	$2,349,404

Schedule IV

CBL & ASSOCIATES PROPERTIES, INC.

CBL & ASSOCIATES LIMITED PARTNERSHIP

MORTGAGE NOTES RECEIVABLE ON REAL ESTATE

At December 31, 2021

(In thousands)

The changes in mortgage notes receivable were as follows (in thousands):

	Successor	Predecessor
	Period from November 1, through December 31,	Period from January 1, through October 31,	Year Ended December 31,
	2021	2021	2020	2019
Beginning balance	$—	$1,100	$2,637	$4,884
Payments	—	—	(307)	(2,247)
Write-Offs	—	(1,100)	(1,230)	—
Ending balance	$—	$—	$1,100	$2,637

EXHIBIT INDEX

Exhibit Number	Description
2.1	Chapter 11 Plan of Reorganization, dated as of December 29, 2020 (incorporated by reference from the Company’s Current Report on Form 8-K, filed on December 30, 2020).

2.2

Findings of Fact, Conclusions of Law, and Order (I) Confirming Third Amended Joint Chapter 11 Plan of CBL & Associates Properties, Inc. and Its Affiliated Debtors and (II) Granting Related Relief, dated August 11, 2021. (filed as Exhibit 2.1 to CBL & Associates Properties, Inc. Current Report on Form 8-K filed on August 12, 2021).

2.3

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

4.1

See Second Amended and Restated Certificate of Incorporation of the CBL & Associates Properties, Inc and Fourth Amended and Restated Bylaws of CBL & Associates Properties, Inc relating to the Common Stock, Exhibits 3.1 and 3.2 above.

4.2	Description of Securities
4.3

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

4.4

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

10.2.1	Form of Executive Employment Agreements† (incorporated by reference from the Company’s Current Report on Form 8-K, filed on August 19, 2020).

10.2.2	Form of Executive Retention Bonus Agreement† (incorporated by reference from the Company’s Current Report on Form 8-K, filed on August 19, 2020).

10.2.3	Form of Amended and Restated Retention Bonus Agreement for the Chairman of the Board†. (incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 2, 2020).

10.2.4

Form of Amended and Restated Retention Bonus Agreement for the Company’s NEOs Other Than the Chairman of the Board†. (incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 2, 2020).

10.2.5

CBL & Associates Properties, Inc. Named Executive Officer Annual Incentive Compensation Plan (AIP) (Fiscal Year 2021)† (incorporated by reference from the Company’s Current Report on Form 8-K, filed on May 18, 2021).

Exhibit Number	Description

10.2.6

Form of Amended and Restated Employment Agreement, entered into May 21, 2021 with certain Company executives† (incorporated by reference from the Company’s Current Report on Form 8-K, filed on May 26, 2021).

10.2.7

Form of Second Amended and Restated Retention Bonus Agreement for the Chairman of the Board, entered into May 21, 2021† (incorporated by reference from the Company’s Current Report on Form 8-K, filed on May 26, 2021).

10.2.8

Form of Second Amended and Restated Retention Bonus Agreement for the Company's NEOs Other Than the Chairman of the Board, entered into May 21, 2021† (incorporated by reference from the Company’s Current Report on Form 8-K, filed on May 26, 2021).

10.2.9	2021 CBL & Associates Properties, Inc. 2021 Equity Incentive Plan† (incorporated by reference from the Company's Current Report on Form 8-K, filed on November 16, 2021).

10.2.10

Form of Executive Officer Time-Vested Award Stock Restriction Agreement under CBL & Associates Properties, Inc. 2021 Equity Incentive Plan† (incorporated by reference from the Company's Current Report on Form 8-K, filed on December 21, 2021).

10.2.11

Form of Non-Employee Director Emergence Award Stock Restriction Agreement under CBL & Associates Properties, Inc. 2021 Equity Incentive Plan† (incorporated by reference from the Company's Current Report on Form 8-K, filed on December 21, 2021).

10.2.12

Form of 2022 Performance Stock Unit Award Agreement under CBL & Associates Properties, Inc. 2021 Equity Incentive Plan† (incorporated by reference from the Company's Current Report on Form 8-K, filed on February 23, 2022).

10.2.13

CBL & Associates Properties, Inc. Named Executive Officer Annual Incentive Compensation Plan (AIP) (Fiscal Year 2022)† (incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 29, 2022).

10.3

Form of Director and Officer Indemnification Agreement [updated, includes minor modification to, and replaces, version originally filed as an exhibit to the Company's Current Report on Form 8-K filed on November 2, 2021].

10.4.1	CBL & Associates Properties, Inc. Tier III Post-65 Retiree Program† (incorporated by reference from the Company's Current Report on Form 8-K, filed on November 9, 2012).

10.4.2	Summary Description of CBL & Associates Properties, Inc. Director Compensation Arrangements†

10.5

Option Agreement relating to Outparcels (incorporated by reference to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 33-67372), as filed with the Commission on January 27, 1994. Exhibit originally filed in paper format and as such, a hyperlink is not available).

10.6.1

Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Oak Park Mall named therein, dated as of October 17, 2005 (incorporated by reference from the Company's Current Report on Form 8-K, filed on November 22, 2005).

10.6.2

First Amendment to Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Oak Park Mall named therein, dated as of November 8, 2005 (incorporated by reference from the Company's Current Report on Form 8-K, filed on November 22, 2005).

10.6.3

Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Eastland Mall named therein, dated as of October 17, 2005 (incorporated by reference from the Company's Current Report on Form 8-K, filed on November 22, 2005).

Exhibit Number	Description
10.6.4

First Amendment to Contribution Agreement and Joint  Escrow Instructions between the Company and the owners of Eastland Mall named therein, dated as of November 8, 2005 (incorporated by reference from the Company's Current Report on Form 8-K, filed on November 22, 2005).

10.6.5

Purchase and Sale Agreement and Joint Escrow Instructions between the Company and the owners of Hickory Point Mall named therein, dated as of October 17, 2005 (incorporated by reference from the Company's Current Report on Form 8-K, filed on November 22, 2005).

10.6.6

Purchase and Sale Agreement and Joint Escrow Instructions between the Company and the owner of Eastland Medical Building, dated as of October 17, 2005 (incorporated by reference from the Company's Current Report on Form 8-K, filed on November 22, 2005).

10.6.7

Letter Agreement, dated as of October 17, 2005, between the Company and the other parties to the acquisition agreements listed above for Oak Park Mall, Eastland Mall, Hickory Point Mall and Eastland Medical Building (incorporated by reference from the Company's Current Report on Form 8-K, filed on November 22, 2005).

10.6.8

Forms of 2022 Individual and Entity Assignments of Partnership Interests to CBL & Associates Management, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 29, 2022).

10.7

Settlement Agreement and Release, by and between the Company, the Operating Partnership, the Management Company, JG Gulf Coast Town Center LLC and Wave Lengths Hair Salons of Florida, Inc. d/b/a Salon Adrian, as approved by the U.S. District Court for the Middle District of Florida on August 22, 2019 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q/A, filed on December 20, 2019).

10.8.1

Restructuring Support Agreement, dated as of August 18, 2020, between the Operating Partnership, REIT, Subsidiary Guarantors and Consenting Holders (incorporated by reference from the Company’s Current Report on Form 8-K, filed on August 19, 2020).

10.8.2

First Amended and Restated Restructuring Support Agreement, dated as of March 21, 2021, between the Operating Partnership, REIT, Subsidiary Guarantors and Consenting Stakeholders (incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 22, 2021).

10.8.3	Plan Term Sheet, dated as of March 21, 2021 (See Exhibit B to Exhibit 10.1) (incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 22, 2021).

10.9

Amended and Restated Credit Agreement, dated as of November 1, 2021, among CBL & Associates HoldCo I, LLC, as borrower, CBL & Associates Properties, Inc., CBL & Associates Limited Partnership, the lenders party thereto and Wells Fargo, National Association, as administrative agent (incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 2, 2021).

10.10

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

10.11

Registration Rights Agreement, dated November 1, 2021, among CBL & Associates Properties, Inc. and the holders of registrable securities party thereto (incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 2, 2021).

21	Subsidiaries of CBL & Associates Properties, Inc.

23	Consent of Deloitte & Touche LLP

24	Power of Attorney

Exhibit Number	Description
31.1	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (Filed herewith.)

101.SCH	Inline XBRL Taxonomy Extension Schema Document. (Filed herewith.)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*). (Filed herewith.)

†	A management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBL & ASSOCIATES PROPERTIES, INC.
(Registrant)

By:	/s/ Farzana Khaleel
Farzana Khaleel
Executive Vice President - Chief Financial Officer and Treasurer

Dated: March 31, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan M. Heller*	Chairman of the Board	March 31, 2022
Jonathan M. Heller

/s/ Stephen D. Lebovitz	Director and Chief Executive Officer (Principal Executive Officer)	March 31, 2022
Stephen D. Lebovitz

/s/ Farzana Khaleel	Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2022
Farzana Khaleel

/s/ Charles B. Lebovitz*	Director	March 31, 2022
Charles B. Lebovitz

/s/ Marjorie L. Bowen*	Director	March 31, 2022
Marjorie L. Bowen

/s/ David J. Contis*	Director	March 31, 2022
David J. Contis

/s/ David M. Fields*	Director	March 31, 2022
David M. Fields

/s/ Robert G. Gifford*	Director	March 31, 2022
Robert G. Gifford
/s/ Kaj Vazales*	Director	March 31, 2022
Kaj Vazales

*By: /s/ Farzana Khaleel	Attorney-in-Fact	March 31, 2022
Farzana Khaleel