Form 10-Q
period 2022-03-31
CBL & ASSOCIATES PROPERTIES INC
filed 2022-05-16
CIK 910612

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

As of May 10, 2022, 31,814,178 shares of common stock were outstanding.

CBL & Associates Properties, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1: Financial Statements

CBL & Associates Properties, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

ASSETS (1)	March 31, 2022	December 31, 2021
Real estate assets:
Land	$594,355	$599,283
Buildings and improvements	1,161,414	1,173,106
	1,755,769	1,772,389
Accumulated depreciation	(49,188)	(19,939)
	1,706,581	1,752,450
Developments in progress	18,493	16,665
Net investment in real estate assets	1,725,074	1,769,115
Cash and cash equivalents	185,744	169,554
Available-for-sale securities - at fair value (amortized cost of $149,936 and $149,999 as of March 31, 2022 and December 31, 2021, respectively)	149,975	149,996
Receivables:
Tenant	21,818	25,190
Other	5,356	4,793
Investments in unconsolidated affiliates	100,685	103,655
In-place leases, net	341,152	384,705
Above market leases, net	216,648	234,286
Intangible lease assets and other assets	102,872	104,685
	$2,849,324	$2,945,979
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness, net	$1,639,469	$1,813,209
10% senior secured notes - at fair value (carrying amount of $395,000 as of March 31, 2022 and December 31, 2021, respectively)	395,593	395,395
Below market leases, net	141,388	151,871
Accounts payable and accrued liabilities	159,531	184,404
Total liabilities	2,335,981	2,544,879
Shareholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized, 31,807,511 and 20,774,716 issued and outstanding in 2022 and 2021, respectively	32	21
Additional paid-in capital	702,996	547,726
Accumulated other comprehensive income (loss)	39	(3)
Accumulated deficit	(192,267)	(151,545)
Total shareholders' equity	510,800	396,199
Noncontrolling interests	2,543	4,901
Total equity	513,343	401,100
	$2,849,324	$2,945,979
(1)

As of March 31, 2022, includes $254,237 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $142,132 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. See Note 7.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Successor	Predecessor
	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2022	2021
REVENUES:
Rental revenues	$135,332	$128,175
Management, development and leasing fees	1,769	1,659
Other	3,001	3,350
Total revenues	140,102	133,184
EXPENSES:
Property operating	(23,344)	(21,802)
Depreciation and amortization	(68,943)	(48,112)
Real estate taxes	(14,435)	(16,551)
Maintenance and repairs	(10,566)	(10,781)
General and administrative	(18,074)	(12,612)
Loss on impairment	—	(57,182)
Litigation settlement	81	858
Total expenses	(135,281)	(166,182)
OTHER INCOME (EXPENSES):
Interest and other income	155	776
Interest expense	(90,659)	(24,130)
Gain on deconsolidation	36,250	55,131
Gain (loss) on sales of real estate assets	16	(299)
Reorganization items, net	(1,571)	(22,933)
Income tax provision	(801)	(751)
Equity in earnings (losses) of unconsolidated affiliates	8,566	(3,076)
Total other income (expenses)	(48,044)	4,718
Net loss	(43,223)	(28,280)
Net loss attributable to noncontrolling interests in:
Operating Partnership	15	698
Other consolidated subsidiaries	2,486	819
Net loss attributable to common shareholders	$(40,722)	$(26,763)
Basic and diluted per share data attributable to common shareholders:
Net loss attributable to common shareholders	$(1.45)	$(0.14)
Weighted-average common and potential dilutive common shares outstanding	27,998	196,509

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except share data)

(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021
Net loss	$(43,223)	$(28,280)

Other comprehensive loss:
Unrealized gain on available-for-sale securities	42	21

Comprehensive loss	(43,181)	(28,259)
Comprehensive loss attributable to noncontrolling interests in:
Operating Partnership	15	698
Other consolidated subsidiaries	2,486	819
Comprehensive loss attributable to the Company:	$(40,680)	$(26,742)

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Equity

(In thousands, except share data)

(Unaudited)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2020 (Predecessor)	$(265)	$25	$1,966	$1,986,269	$18	$(1,456,435)	$531,843	$2,454	$534,297
Net loss	(213)	—	—	—	—	(26,763)	(26,763)	(1,304)	(28,067)
Other comprehensive income	—	—	—	—	3	—	3	—	3
Cancellation of 111,139 shares of restricted common stock	—	—	(1)	—	—	—	(1)	—	(1)
Amortization of deferred compensation	—	—	—	304	—	—	304	—	304
Performance stock units	—	—	—	93	—	—	93	—	93
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(11)	(11)
Balance, March 31, 2021 (Predecessor)	$(478)	$25	$1,965	$1,986,666	$21	$(1,483,198)	$505,479	$1,139	$506,618

	Equity
	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2021 (Successor)	$21	$547,726	$(3)	$(151,545)	$396,199	$4,901	$401,100
Net loss	—	—	—	(40,722)	(40,722)	(2,501)	(43,223)
Other comprehensive income	—	—	42	—	42	—	42
Shared-based compensation expense	—	2,743	—	—	2,743	—	2,743
Conversion of exchangeable notes into 10,982,795 shares of common stock	11	152,527	—	—	152,538	—	152,538
Contributions from noncontrolling interests	—	—	—	—	—	143	143
Balance, March 31, 2022 (Successor)	$32	$702,996	$39	$(192,267)	$510,800	$2,543	$513,343

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,223)	$(28,280)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	68,943	48,112
Net amortization of deferred financing costs and debt discounts	63,655	923
Net amortization of intangible lease assets and liabilities	6,323	58
(Gain) loss on sales of real estate assets	(16)	299
Gain on deconsolidation	(36,250)	(55,131)
Share-based compensation expense	2,743	395
Loss on impairment	—	57,182
Equity in (earnings) losses of unconsolidated affiliates	(8,566)	3,076
Distributions of earnings from unconsolidated affiliates	7,840	2,566
Change in estimate of uncollectable revenues	(737)	6,486
Change in deferred tax accounts	(67)	—
Changes in:
Tenant and other receivables	3,305	11,017
Other assets	(5,114)	(8,115)
Accounts payable and accrued liabilities	(16,407)	24,181
Net cash provided by operating activities	42,429	62,769
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(5,762)	(6,865)
Proceeds from sales of real estate assets	16	2,510
Purchases of available-for-sale securities	(149,936)	(136,392)
Redemptions of available-for-sale securities	149,998	135,987
Payments received on mortgage and other notes receivable	13	224
Additional investments in and advances to unconsolidated affiliates	(997)	57
Distributions in excess of equity in earnings of unconsolidated affiliates	4,697	2,279
Changes in other assets	(471)	(364)
Net cash used in investing activities	(2,442)	(2,564)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage and other indebtedness	(29,500)	(13,732)
Additions to deferred financing costs	(1,668)	(16)
Contributions from noncontrolling interests	143	—
Payment of tax withholdings for restricted stock awards	—	(1)
Distributions to noncontrolling interests	—	(11)
Net cash used in financing activities	(31,025)	(13,760)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	8,962	46,445
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	236,198	121,713
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$245,160	$168,158
Reconciliation from condensed consolidated statements of cash flows to condensed consolidated balance sheets:
Cash and cash equivalents	$185,744	$84,646
Restricted cash (1):
Restricted cash	28,678	61,146
Mortgage escrows	30,738	22,366
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$245,160	$168,158

SUPPLEMENTAL INFORMATION
Cash paid for interest, net of amounts capitalized	$21,453	$14,055
Cash paid for reorganization items	$3,156	$12,044
(1)	Included in intangible lease assets and other assets in the condensed consolidated balance sheets.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per share and per unit data)

Note 1 – Organization and Basis of Presentation

CBL & Associates Properties, Inc. (“CBL”), a Delaware corporation, is a self-managed, self-administered, fully-integrated real estate investment trust (“REIT”) that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, outlet centers, lifestyle centers, open-air centers, office buildings and other properties, including single-tenant and multi-tenant parcels. Its properties are located in 24 states, but are primarily in the southeastern and midwestern United States.

CBL conducts substantially all its business through CBL & Associates Limited Partnership (the “Operating Partnership”), which is a variable interest entity ("VIE"). The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a VIE.

As of March 31, 2022, the Operating Partnership owned interests in the following properties:

	Malls (1)	Outlet Centers (1)	Lifestyle Centers (1)	Open-Air Centers (2)	Other (2) (3)	Total
Consolidated Properties	41	2	4	21	4	72
Unconsolidated Properties (4)	9	3	1	8	1	22
Total	50	5	5	29	5	94
(1)

The Company has aggregated malls, outlet centers and lifestyle centers into one reportable segment, the Malls category, because they have similar economic characteristics and they provide similar products and services to similar types of, and in many cases, the same tenants.

(2)	Included in “All Other” for purposes of segment reporting.
(3)	CBL's two consolidated corporate office buildings are included in the Other category.
(4)	The Operating Partnership accounts for these investments using the equity method because one or more of the other partners have substantive participating rights.

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. As of March 31, 2022, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 98.9% limited partner interest for a combined interest held by CBL of 99.9%. As of March 31, 2022, third parties owned a 0.1% limited partner interest in the Operating Partnership.

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

The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. All intercompany transactions have been eliminated. The results for the interim period ended March 31, 2022 are not necessarily indicative of the results to be obtained for the full fiscal year.

Fresh Start Accounting and Reorganizations

Upon the Company’s emergence from the Chapter 11 Cases (defined below), the Company adopted fresh start accounting, which resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes. As a result of the application of fresh start accounting and the effects of the implementation of the third amended joint chapter 11 plan of CBL & Associates Properties, Inc. and its affiliated debtors (with technical modifications) (as modified at Docket No. 1521) (the “Plan”), the condensed consolidated financial statements after November 1, 2021 (the “Effective Date”) are not comparable with the condensed consolidated financial statements on or before that date. The lack of comparability is emphasized by the use of a “black line” to separate the Predecessor (defined below) and Successor (defined below) periods in the condensed consolidated financial statements and footnote tables. References to “Successor” or “Successor Company” relate to the financial position and results of operations of the Company after the Effective Date. References to "Predecessor" or "Predecessor Company" refer to the financial position and results of operations of the Company on or before the Effective Date.

During the Predecessor period, the Company applied Accounting Standards Codification (“ASC”) 852 - Reorganizations (“ASC 852”) in preparing the condensed consolidated financial statements. ASC 852 requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. As a result, the Company classified all expenses, gains and losses that were incurred as a result of the Chapter 11 proceedings since filing as “Reorganization items, net” in the Predecessor Company’s condensed consolidated statements of operations.

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

As of March 31, 2022, the Company had $1.15 billion of property-level debt and related obligations maturing or callable within the next 12 months from the issuance of the financial statements. Subsequent to March 31, 2022 and through the issuance of the financial statements, the Company obtained certain waivers and/or refinanced and extended the maturity dates for $0.2 billion of mortgage debt obligations.

Accordingly, the Company still had $0.9 billion of property-level debt and related obligations maturing or callable within the next 12 months from the issuance of the financial statements, including $474 million reported within mortgage debt payable and $474 million related to unconsolidated affiliates, a portion of which is guaranteed by the Company as disclosed in Note 11 to the condensed consolidated financial statements. Such properties serving as collateral for this property-level debt and related obligations represent approximately 10-12% of projected annual operating cash flows of the Company. The Company currently does not have sufficient liquidity to meet these obligations as they become due, which raises substantial doubt about the Company’s ability to continue as a going concern.

Management intends to refinance and/or extend the maturity dates for such mortgage notes payable. In such instances where a refinancing and/or extension of maturity dates is unsuccessful the Company will repay certain of the mortgage notes based on the availability of liquidity and convey certain properties to the lender to satisfy the debt obligation. As a result, the Company has concluded that management’s plans are probable of being achieved to alleviate substantial doubt about the Company’s ability to continue as a going concern.

The Company has prepared its financial statements in conformity with accounting principles generally accepted in the United States of America applicable to a going concern. The financial statements do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern.

Reclassifications

The Successor Company reclassified mortgage and other notes receivable of $384 into other receivables for the year ended December 31, 2021.

Note 2 – Summary of Significant Accounting Policies

Accounting Guidance Not Yet Adopted

Description	Expected Adoption Date & Application Method	Financial Statement Effect and Other Information
Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform

On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions as of March 31, 2022, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period to determine the impact on its condensed consolidated financial statements.

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

Management’s collection assessment took into consideration the type of retailer, billing disputes, lease negotiation status and executed deferral or abatement agreements, as well as recent rent collection experience and tenant bankruptcies based on the best information available to management at the time of evaluation. For the three-month Successor period ended March 31, 2022 there was a reversal of $737 related to uncollectable revenues. For the three-month Predecessor period ended March 31, 2021, revenues were reduced by $6,486 associated with uncollectable revenues, which includes the write-off of $1,679 for straight line rent receivables.

Note 3 – Revenues

Revenues

The following table presents the Company's revenues disaggregated by revenue source:

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021
Rental revenues	$135,332	$128,175
Revenues from contracts with customers (ASC 606):
Operating expense reimbursements	2,189	2,156
Management, development and leasing fees (1)	1,769	1,659
Marketing revenues (2)	(15)	301
	3,943	4,116

Other revenues	827	893
Total revenues (3)	$140,102	$133,184
(1)	Included in All Other segment.
(2)	Marketing revenues solely relate to the Malls segment for all periods presented.
(3)	Sales taxes are excluded from revenues.

See Note 9 for information on the Company's segments.

Revenues from Contracts with Customers

Outstanding Performance Obligations

The Company has outstanding performance obligations related to certain noncancellable contracts with customers for which it will receive fixed operating expense reimbursements for providing certain maintenance and other services as described above. As of March 31, 2022, the Company expects to recognize these amounts as revenue over the following periods:

Performance obligation	Less than 5 years	5-20 years	Over 20 years	Total
Fixed operating expense reimbursements	$22,877	$50,967	$47,352	$121,196

The Company evaluates its performance obligations each period and makes adjustments to reflect any known additions or cancellations. Performance obligations related to variable consideration, which is based on sales, are constrained.

Note 4 – Leases

The components of rental revenues are as follows:

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021
Fixed lease payments	$95,648	$71,227
Variable lease payments	39,684	56,948
Total rental revenues	$135,332	$128,175

The undiscounted future fixed lease payments to be received under the Successor Company's operating leases as of March 31, 2022, are as follows:

Years Ending December 31,	Operating Leases
2022 (1)	$266,243
2023	311,345
2024	253,351
2025	196,536
2026	145,634
2027	99,328
Thereafter	225,650
Total undiscounted lease payments	$1,498,087
(1)	Reflects rental payments for the fiscal period April 1, 2022 to December 31, 2022.

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

Fair Value Measurements on a Recurring Basis

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments. The estimated fair value of the 10% senior secured notes due 2029 (the “Secured Notes”) and mortgage and other indebtedness was $1,854,171 and $2,059,094 at March 31, 2022 and December 31, 2021, respectively. The fair value of mortgage and other indebtedness was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently.

The Company elected the fair value option in conjunction with the issuance of the Secured Notes because it believes that the fair value option provides the most accurate depiction of the current value of the Secured Notes. The following table sets forth information regarding the Secured Notes for the three months ended March 31, 2022:

Debt Instrument	Carrying amount as of March 31,2022	Change in fair value (1)	Fair value as of March 31, 2022 (2)
Secured Notes	$395,000	$593	$395,593
(1)	For the three months ended March 31, 2022, the change in fair value is included within “Interest Expense” in the Company’s condensed consolidated income statement.
(2)	The fair value was calculated using Level 1 inputs.

The following table sets forth information regarding the Secured Notes for the year ended December 31, 2021:

Debt Instrument	Carrying amount as of December 31, 2021	Change in fair value (1)	Fair value as of December 31, 2021 (2)
Secured Notes	$395,000	$395	$395,395
(1)	For the two months ended December 31, 2021, the change in fair value is included within “Interest Expense” in the Company’s condensed consolidated income statement.
(2)	The fair value was calculated using Level 1 inputs.

During the three months ended March 31, 2022, the Company has continued to reinvest the cash from maturing U.S. Treasury securities into new U.S. Treasury securities. The Company designated the U.S. Treasury securities as available-for-sale (“AFS”). The following table sets forth information regarding the Company’s AFS securities that were measured at fair value for the three months ended March 31, 2022:

AFS Security	Amortized Cost (1)	Allowance for credit losses (2)	Total unrealized gain	Fair value as of March 31, 2022
U.S. Treasury securities	$149,936	$—	$39	$149,975
(1)

The U.S. Treasury securities have maturities through May 2022. Subsequent to March 31, 2022, the Company used funds from its matured U.S. Treasury securities to purchase additional U.S. Treasury securities. See Note 14 for more information.

(2)

U.S Treasury securities have a long history with no credit losses. Additionally, the Company notes that U.S Treasury securities are explicitly fully guaranteed by a sovereign entity that can print its own currency and that the sovereign entity’s currency is routinely held by central banks and other major financial institutions, is used in international commerce, and commonly viewed as a reserve currency, all of which qualitatively indicate that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. Therefore, the Company did not record expected credit losses for its U.S Treasury securities for the three months ended March 31, 2022.

The following table sets forth information regarding the Company’s AFS securities that were measured at fair value for the year ended December 31, 2021:

AFS Security	Amortized Cost	Allowance for credit losses (1)	Total unrealized gain	Fair value as of December 31, 2021
U.S. Treasury securities	$149,999	$—	$(3)	$149,996
(1)

U.S Treasury securities have a long history with no credit losses. Additionally, the Company notes that U.S Treasury securities are explicitly fully guaranteed by a sovereign entity that can print its own currency and that the sovereign entity’s currency is routinely held by central banks and other major financial institutions, is used in international commerce, and commonly viewed as a reserve currency, all of which qualitatively indicate that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. Therefore, the Company did not record expected credit losses for its U.S Treasury securities for the year ended December 31, 2021.

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

See Note 3 in the annual report on Form 10-K for the year ended December 31, 2021 for information regarding the fair value adjustments associated with fresh start accounting.

Long-lived Assets Measured at Fair Value in 2022

During the three months ended March 31, 2022, the Successor Company adjusted the negative equity in Greenbrier Mall to zero upon deconsolidation, which represents the estimated fair value of the Successor Company’s investment in that property. See Note 7 for additional information.

Long-lived Assets Measured at Fair Value in 2021

The following table sets forth information regarding the Predecessor Company's assets that were measured at fair value on a nonrecurring basis and related impairment charges for the three months ended March 31, 2021:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss on Impairment
2021: Predecessor
Long-lived assets	$38,500	$—	$—	$38,500	$57,182

During the three months ended March 31, 2021, the Predecessor Company recognized impairments of real estate of $57,182 related to three malls.

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

During the three months ended March 31, 2021, the Predecessor Company adjusted the combined negative equity in Asheville Mall and Park Plaza to zero upon deconsolidation, which represents the estimated fair values of the Predecessor Company’s investments in these properties.

Note 6 – Dispositions

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

2022 Dispositions

The Successor Company had no significant dispositions during the three months ended March 31, 2022.

2021 Dispositions

The Predecessor Company realized a loss of $299 related to the sale of an outparcel during the three months ended March 31, 2021.

Note 7 – Unconsolidated Affiliates and Noncontrolling Interests

Unconsolidated Affiliates

Although the Company had majority ownership of certain joint ventures during 2022 and 2021, it evaluated the investments and concluded that the other partners or owners in these joint ventures had substantive participating rights, such as approvals of:

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

At March 31, 2022, the Company had investments in 27 entities, which are accounted for using the equity method of accounting. The Company's ownership interest in these unconsolidated affiliates ranges from 20% to 100%. Of these entities, 14 are owned in 50/50 joint ventures.

2022 Activity - Unconsolidated Affiliates

Atlanta Outlet JV, LLC

In February 2022, the joint venture entered into a forbearance agreement with the lender regarding the default triggered by the filing of voluntary petitions (the “Chapter 11 Cases”) under chapter 11 of title 11 (“Chapter 11”) of the United States Code in the United States Bankruptcy Court for the Southern District of Texas related to the loan secured by The Outlet Shoppes at Atlanta.

Bullseye, LLC

In March 2022, the joint venture sold its income-producing property, which generated gross proceeds of $10,500. The Company’s share of the net profit from the sale was $629.

Fremaux Town Center JV, LLC

In March 2022, the joint venture entered into a forbearance agreement with the lender regarding the default triggered by the Chapter 11 Cases related to the loan secured by Fremaux Town Center.

Greenbrier Mall II, LLC

In March 2022, the Company deconsolidated Greenbrier Mall as a result of the Company losing control when the property was placed in receivership. As of March 31, 2022, the loan secured by Greenbrier Mall had an outstanding balance of $61,647. For the three months ended March 31, 2022, the Company recognized a gain on deconsolidation of $36,250.

Louisville Outlet Shoppes, LLC

Subsequent to March 31, 2022, the joint venture entered into a forbearance agreement with the lender regarding the default triggered by the bankruptcy filing related to the loan secured by The Outlet Shoppes of the Bluegrass. See Note 14.

Mall of South Carolina, LP and Mall of South Carolina Outparcel, LP

In March 2022, the joint ventures entered into forbearance agreements with the lenders regarding the default triggered by the Chapter 11 Cases related to the loans secured by Coastal Grand.

Shoppes at Eagle Point, LLC

Subsequent to March 31, 2022, the joint venture entered into a new $40,000, ten-year, non-recourse loan secured by The Shoppes at Eagle Point. See Note 14 for additional information.

York Town Center Holding, LP

In March 2022, the joint venture entered into a $30,000 non-recourse mortgage note payable, secured by York Town Center, that provides for a three-year term and a fixed interest rate of 4.75%. The monthly debt service is interest only for the first eighteen months. Proceeds from the new loan were used to retire the existing loans.

Condensed Combined Financial Statements - Unconsolidated Affiliates

Condensed combined financial statement information of the unconsolidated affiliates are as follows:

	March 31, 2022	December 31, 2021
ASSETS:
Investment in real estate assets	$2,048,670	$2,364,154
Accumulated depreciation	(791,622)	(934,374)
	1,257,048	1,429,780
Developments in progress	6,717	7,288
Net investment in real estate assets	1,263,765	1,437,068
Other assets	197,179	188,683
Total assets	$1,460,944	$1,625,751
LIABILITIES:
Mortgage and other indebtedness, net	$1,501,094	$1,452,794
Other liabilities	62,755	64,598
Total liabilities	1,563,849	1,517,392
OWNERS' EQUITY:
The Company	17,238	102,792
Other investors	(120,143)	5,567
Total owners' equity	(102,905)	108,359
Total liabilities and owners’ equity	$1,460,944	$1,625,751

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021
Total revenues	$63,737	$58,756
Net income (loss) (1)	$20,678	$(3,321)
(1)

The Successor Company's pro rata share of net income is $8,566 for the three months ended March 31, 2022. The Predecessor Company’s pro rata share of net loss is $(3,076) for the three months ended March 31, 2021.

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

Consolidated VIEs

As of March 31, 2022, the Company had investments in 12 consolidated VIEs with ownership interests ranging from 50% to 92%.

Unconsolidated VIEs

The table below lists the Company's unconsolidated VIEs as of March 31, 2022:

Unconsolidated VIEs:	Investment in Real Estate Joint Ventures and Partnerships	Maximum Risk of Loss
Ambassador Infrastructure, LLC (1)	$—	$7,001
Asheville Mall CMBS, LLC	—	—
Atlanta Outlet JV, LLC (1)	881	5,318
CBL-T/C, LLC	—	—
EastGate Mall CMBS, LLC	—	—
El Paso Outlet Center Holding, LLC	285	285
Fremaux Town Center JV, LLC	2,052	2,052
Greenbrier Mall II, LLC	—	—
Louisville Outlet Shoppes, LLC (1)	—	7,947
Mall of South Carolina L.P.	—	—
Shoppes at Eagle Point, LLC (1)(2)	21,058	33,798
Vision - CBL Hamilton Place, LLC	2,112	2,112
	$26,388	$58,513
(1)	The Operating Partnership has guaranteed all or a portion of the debt of each of these VIEs. See Note 11 for more information.
(2)	Subsequent to March 31, 2022, the guaranty was removed. See Note 14 for additional information.

Note 8 – Mortgage and Other Indebtedness, Net

Debt of the Company

CBL has no indebtedness. Consolidated subsidiaries that it has a direct or indirect ownership interest in are the borrowers on all the Company's debt.

CBL is a limited guarantor of the secured term loan and the Secured Notes for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates.

Debt of the Operating Partnership

Our Secured Notes and mortgage and other indebtedness, net, consisted of the following:

	March 31, 2022		December 31, 2021
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt at fair value:
Secured Notes - at fair value (carrying amount of $395,000 as of March 31, 2022 and December 31, 2021)	$395,593	10.00%	$395,395	10.00%

Fixed-rate debt:
Exchangeable senior secured notes	—	—	150,000	7.00%
Non-recourse loans on operating properties	847,208	4.83%	916,927	5.04%
Total fixed-rate debt	847,208	4.83%	1,066,927	5.32%
Variable-rate debt:
Secured term loan	864,611	3.75%	880,091	3.75%
Non-recourse loans on operating properties	66,386	3.45%	66,911	3.21%
Total variable-rate debt	930,997	3.73%	947,002	3.71%
Total fixed-rate and variable-rate debt	1,778,205	4.26%	2,013,929	4.56%
Unamortized deferred financing costs	(2,928)		(1,567)
Debt discounts (2)	(135,808)		(199,153)
Total mortgage and other indebtedness, net	$1,639,469		$1,813,209
(1)	Weighted-average interest rate excludes amortization of deferred financing costs.
(2)

In conjunction with fresh start accounting, the Company estimated the fair value of its mortgage notes with the assistance of a third-party valuation advisor. This resulted in recognizing a debt discount on the Effective Date. The debt discount is accreted over the term of the respective debt using the effective interest method. The remaining debt discounts at March 31, 2022 will be accreted over a weighted average period of 3.1 years.

As of March 31, 2022, all the real estate assets and working capital of the Company’s consolidated subsidiaries are secured as collateral on either property-level loans, the secured term loan or the Secured Notes.

In February 2022, the loan secured by Fayette Mall was modified to reduce the fixed interest rate to 4.25% and extend the maturity date through May 2023, with three one-year extension options, subject to certain requirements. As part of the modification, two ground leased outparcels were released from the collateral in exchange for the addition of the redeveloped former middle anchor location.

In March 2022, the Company deconsolidated Greenbrier Mall as a result of the Company losing control when the property was placed in receivership. See Note 7 for additional information.

In March 2022, the loan secured by Cross Creek Mall was extended through May 2022. The Company remains in discussions with the lender regarding an extension. As of March 31, 2022, the loan had an outstanding balance of $101,077.

Several of the Company’s properties are owned by special purpose entities, created as a requirement under certain loan agreements that are included in the Company’s condensed consolidated financial statements. The sole business purpose of the special purpose entities is to own and operate these properties. The real estate and other assets owned by these special purpose entities are restricted under the loan agreements in that they are not available to settle other debts of the Company. However, so long as the loans are not under an event of default, as defined in the loan agreement, the cash flows from these properties, after payments of debt service, operating expenses and reserves, are available for distribution to the Company.

Exit Credit Agreement

On November 1, 2021, CBL & Associates HoldCo I, LLC (“HoldCo I”), a wholly owned subsidiary of the Operating Partnership, entered into an amended and restated credit agreement (the “Exit Credit Agreement”), providing for an $883,700 senior secured term loan that matures

November 1, 2025. The Operating Partnership provided a limited guaranty up to a maximum of $175,000 (the “Principal Liability Cap”). The Principal Liability Cap will be reduced by an amount equal to 100% of the first $2,500 in principal amortization made by HoldCo I each calendar year and will be reduced further by 50% of the principal amortization payments made by HoldCo I each calendar year in excess of the first $2,500 in principal amortization for such calendar year. As of March 31, 2022, the Principal Liability Cap had been reduced to $160,661. The Principal Liability Cap is eliminated when the loan balance is reduced below $650,000.

Secured Notes Indenture

Subsequent to March 31, 2022, HoldCo II delivered a conditional notice of redemption to holders of the Secured Notes, pursuant to the terms of the indenture governing the Secured Notes, to redeem $60,000 aggregate principal amount of the Secured Notes on May 26, 2022. See Note 14 for additional information.

Exchangeable Notes Indenture

On the Effective Date, HoldCo II entered into a secured exchangeable notes indenture relating to the issuance of 7.0% exchangeable senior secured notes due 2028 (the “Exchangeable Notes”) in an aggregate principal amount of $150,000. In December 2021, the Company announced that HoldCo II exercised its optional exchange right with respect to all the $150,000 aggregate principal amount of the Exchangeable Notes. The exchange date was January 28, 2022, and settlement occurred on February 1, 2022. Per the terms of the indenture governing the Exchangeable Notes, shares of the Company’s common stock, par value $0.001, plus cash in lieu of fractional shares, were issued to settle the exchange. On February 1, 2022, the Company issued 10,982,795 shares of common stock to holders of the Exchangeable Notes in satisfaction of principal, accrued interest and the makewhole payment, and all the Exchangeable Notes were cancelled in accordance with the terms of the indenture.

Scheduled Principal Payments

As of March 31, 2022, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, are as follows:

2022 (1) (2)	$409,393
2023	215,407
2024	111,867
2025	785,230
2026	137,616
Thereafter	395,000
Total	2,054,513
Principal balance of loans with maturity date prior to March 31, 2022 (3)	118,692
Total mortgage and other indebtedness	$2,173,205
(1)	Reflects scheduled principal amortization and balloon payments for the fiscal period April 1, 2022 through December 31, 2022.
(2)	Subsequent to March 31, 2022, the loan secured by Arbor Place was extended for an additional four years, with a new maturity date of May 2026. See Note 14.
(3)

Represents the aggregate principal balance as of March 31, 2022 of the loans secured by Alamance Crossing, Hamilton Crossing and Parkdale Mall & Crossing, which are in default. The Company is in discussions with the lender regarding the loans secured by these properties. The loan secured by Parkdale Mall & Crossing matured in March 2021 and had a balance of $68,662 as of March 31, 2022. The loan secured by Hamilton Crossing matured in April 2021 and had a balance of $7,780 as of March 31, 2022. The loan secured by Alamance Crossing matured in July 2021 and had a balance of $42,250 as of March 31, 2022.

Of the $409,393 of scheduled principal payments for the remainder of 2022, $362,722 relates to the maturing principal balance of six operating property loans. The Company is in discussions with the lenders regarding extensions.

Note 9 – Segment Information

The Company measures performance and allocates resources according to property type, which is determined based on certain criteria such as type of tenants, capital requirements, economic risks, leasing terms, and short and long-term returns on capital. Rental income and tenant reimbursements from tenant leases provide the majority of revenues from all segments.

Information on the Company’s segments is presented as follows:

Three Months Ended March 31, 2022 (Successor)	Malls (1)	All Other (2)	Total
Revenues (3)	$121,428	$18,674	$140,102
Property operating expenses (4)	(44,684)	(3,661)	(48,345)
Interest expense	(71,159)	(19,500)	(90,659)
Gain on sales of real estate assets	—	16	16
Segment profit (loss)	$5,585	$(4,471)	1,114
Depreciation and amortization			(68,943)
General and administrative			(18,074)
Litigation settlement			81
Interest and other income			155
Gain on deconsolidation			36,250
Reorganization items, net			(1,571)
Income tax provision			(801)
Equity in earnings of unconsolidated affiliates			8,566
Net loss			$(43,223)
Capital expenditures (5)	$3,960	$1,870	$5,830

Three Months Ended March 31, 2021 (Predecessor)	Malls (1)	All Other (2)	Total
Revenues (3)	$119,328	$13,856	$133,184
Property operating expenses (4)	(45,595)	(3,539)	(49,134)
Interest expense	(23,170)	(960)	(24,130)
Loss on sales of real estate assets	—	(299)	(299)
Segment profit	$50,563	$9,058	59,621
Depreciation and amortization			(48,112)
General and administrative			(12,612)
Litigation settlement			858
Interest and other income			776
Reorganization items			(22,933)
Loss on impairment			(57,182)
Gain on deconsolidation			55,131
Income tax provision			(751)
Equity in losses of unconsolidated affiliates			(3,076)
Net loss			$(28,280)
Capital expenditures (5)	$3,491	$637	$4,128

Total assets	Malls (1)	All Other (2)	Total
March 31, 2022	$1,860,718	$988,606	$2,849,324

December 31, 2021	$1,961,061	$984,918	$2,945,979

(1)	The Malls category includes malls, lifestyle centers and outlet centers.
(2)	The All Other category includes open-air centers, outparcels, office buildings, self-storage facilities, corporate-level debt and the Management Company.
(3)	Management, development and leasing fees are included in All Other category. See Note 3 for information on the Company’s revenues disaggregated by revenue source for each of the above segments.
(4)	Property operating expenses include property operating, real estate taxes and maintenance and repairs.

(5)	Includes additions to and acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

Note 10 – Earnings per Share

Basic earnings per share ("EPS") is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potential dilutive common shares outstanding. There were no potential dilutive common shares and there were no anti-dilutive shares for the three months ended March 31, 2022 and 2021.

Note 11 – Contingencies

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

The operative complaint filed in the Securities Class Action Litigation alleges violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s contingent liabilities, business, operations, and prospects during the periods of time specified above. The plaintiffs seek compensatory damages and attorneys’ fees and costs, among other relief, but have not specified the amount of damages sought. On May 3, 2022, the court dismissed the Company from the Securities Class Action Litigation but declined to dismiss the individual defendants. The court also lifted the stay of the proceedings and instructed the parties to confer on a proposed schedule. The outcome of these legal proceedings cannot be predicted with certainty.

The Company's insurance carriers remain on notice of the Securities Class Action Litigation.

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

The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022							Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership		Maximum Guaranteed Amount	Debt Maturity Date (1)		March 31, 2022	December 31, 2021
West Melbourne I, LLC - Phase I	50%	$38,691	50%		$19,345	Feb-2025	(2)	$193	$195
West Melbourne I, LLC - Phase II	50%	13,743	50%		6,872	Feb-2025	(2)	69	69
Port Orange I, LLC	50%	51,073	50%		25,536	Feb-2025	(2)	255	258
Ambassador Infrastructure, LLC	65%	7,001	100%		7,001	Mar-2025		82	83
Shoppes at Eagle Point, LLC	50%	33,585	35%	(3)	12,740	Oct-2022		127	127
Atlanta Outlet JV, LLC	50%	4,437	100%		4,437	Nov-2023		—	—
Louisville Outlet Shoppes, LLC	50%	7,947	100%		7,947	Oct-2022		—	—
Total guaranty liability								$726	$732
(1)	Excludes any extension options.
(2)	These loans have a one-year extension option at the joint venture’s election.
(3)

The guaranty is for a fixed amount of $12,740 throughout the term of the loan, including any extensions. Subsequent to March 31, 2022, the joint venture entered into a new non-recourse loan, which removed the guaranty. See Note 14 for additional information.

For the three months ended March 31, 2022, the Successor Company evaluated each guaranty, listed in the table above, individually by evaluating the debt service ratio, cash flow forecasts and the performance of each loan. The result of the analysis was that each loan is current and performing. The Successor Company did not record a credit loss related to the guarantees listed in the table above for the three months ended March 31, 2022.

For the three months ended March 31, 2021, the Predecessor Company evaluated each guaranty, listed in the table above, individually by evaluating the debt service ratio, cash flow forecasts, the performance of each loan and, where applicable, the collateral value in relation to the outstanding amount of the loan. The result of the analysis was that each loan is current, performing and, where applicable, the collateral value was greater than the outstanding amount of the loan. The Predecessor Company did not record a credit loss related to the guarantees listed in the table above for the three months ended March 31, 2021.

Note 12 – Share-Based Compensation

2021 Equity Incentive Plan

Following the Effective Date, the board of directors of the Successor Company adopted the CBL & Associates Properties, Inc. 2021 Equity Incentive Plan (the “EIP”). The EIP authorizes the grant of equity awards to eligible participants based on the new common stock, in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards. Awards under the EIP may be granted to officers, employees, directors, consultants and independent contractors of the reorganized company. Initially, 3,222,222 shares of new common stock are available under the EIP. The initial new common stock under the EIP is subject to an annual increase of a number of shares equal to 3% of the number of shares of new common stock issued and outstanding at the end of the relevant calendar year (beginning January 2023), or such lesser amount as the board of directors may determine. The EIP will be administered by the compensation committee of the board of directors, which will determine the participants who will be granted awards under the EIP and the terms and conditions of EIP awards.

In accordance with the provisions of ASU 2016-09, which are designed to simplify the accounting for share-based payments transactions, the Successor Company elected to account for forfeitures of share-based payments as they occur rather than estimating them in advance.

Restricted Stock Awards

Compensation expense is recognized on a straight-line basis over the requisite service period. The share-based compensation expense related to the restricted stock awards of the Successor Company was $1,622 for the three months ended March 31, 2022. The share-based compensation expense related to the restricted stock awards of the Predecessor Company was $297 for the three months ended March 31, 2021. Share-based compensation cost resulting from share-based awards is recorded at the Management Company, which is a taxable entity.

A summary of the status of the Company’s nonvested restricted stock awards as of March 31, 2022, and changes during the period from January 1, 2022 through March 31, 2022, are presented below:

	Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested at January 1, 2022	784,999	$27.57
Granted	50,000	$27.69
Nonvested at March 31, 2022	834,999	$27.58

As of March 31, 2022, there was $21,106 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the EIP, which is expected to be recognized over a weighted-average period of 3.5 years.

As of the Effective Date, nonvested restricted stock of the Predecessor Company was deemed vested and the Company’s 2012 stock incentive plan, as amended, pursuant to which such restricted stock had been granted, was terminated.

Performance Stock Awards

In February 2022, the compensation committee of the board of directors of the Company approved the terms of new awards of performance stock units (“PSUs”). The PSUs are earned over a four-year performance period aligned with fiscal years 2022 (includes the Successor period from November 1, 2021 through December 31, 2021) through 2025, with one-quarter of the PSUs assigned to each fiscal year within the four-year performance period (each, an “Annual Performance Period” and all four, collectively, the “Full Performance Period”). The number of PSUs earned for each fiscal year within the four-year performance period will be determined based on the achievement of both (i) a quantitative total market return goal (the “TMR Goal”), and (ii) a Company-specific stated goal (the “Stated Goal”), for such fiscal year. The total market return (or TMR) is calculated as the sum of: (i) the average of the multiple of the Company’s average number of shares of common stock outstanding and the average closing share price of common stock for twenty consecutive trading days, and (ii) the value of cash dividends declared during the applicable fiscal year performance period. The TMR Goal will be met if the required level of total market return is achieved at any time during the last 90 trading days of the applicable fiscal year; provided that an additional six month extended measurement period will be applied for the fourth and final fiscal year (the “TMR Year 4 Grace Period”). The Stated Goal for each year will be met if it is achieved at any time during a cumulative performance period beginning November 1, 2021 and ending on December 31 of the applicable calendar year (the “Stated Goal Performance Period”), subject to a grace period of 6-months following the last day of each Stated Goal Performance Period (the “Stated Goal Grace Period”). If the Stated Goal is not achieved for any fiscal year measurement period (including the applicable grace period), then the PSUs allocable to that fiscal year will be forfeited. If the Stated Goal for a fiscal year is achieved but the TMR Goal is not achieved, then the unearned PSUs for the fiscal year will carry over to the succeeding fiscal year and may be earned based on attainment of the goals for the subsequent performance period. If the Stated Goal is achieved for all four fiscal years, then 50% of any outstanding PSUs will be earned. If a participating officer’s employment is terminated prior to the end of any annual performance period due to death or disability (as defined in the PSU award agreements), or due to a termination by the Company without cause (as defined in the PSU award agreements), then the officer will be entitled to receive a pro rata portion of any PSUs earned for that annual performance period (determined by dividing the number of days from January 1 of the applicable annual performance period through the date of such termination by 365), and any remaining PSUs for such annual performance period, and any subsequent annual performance period, will be forfeited.

In February 2022, the Company issued 727,223 PSUs to senior officers. The PSUs had a weighted-average grant date fair value of $24.67.

Compensation cost is recognized on a tranche-by-tranche basis using the accelerated attribution method. The resulting expense, for awards classified as equity, is recorded regardless of whether any PSU awards are earned as long as the required service period is met. Share-based compensation expense related to the Successor Company’s PSUs was $1,121 for the three months ended March 31, 2022. Share-based compensation expense related to the Predecessor Company’s PSUs was $94 for the three months ended March 31, 2021. The unrecognized compensation expense related to the Successor Company’s PSUs was $16,821 as of March 31, 2022, which is expected to be recognized over a weighted-average period of 3.8 years.

As of the Effective Date, all outstanding PSUs of the Predecessor Company were deemed cancelled.

Note 13 – Noncash Investing and Financing Activities

The Company’s noncash investing and financing activities were as follows:

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021
Additions to real estate assets accrued but not yet paid	$11,177	$3,190
Deconsolidation upon loss of control (1):
Decrease in real estate assets	(18,810)	(84,860)
Decrease in mortgage and other indebtedness	56,226	134,354
Decrease in operating assets and liabilities	5,686	5,808
Decrease in intangible lease and other assets	(6,852)	(171)
(1)	See Note 7 for additional information.

Note 14 – Subsequent Events

In April 2022, HoldCo II delivered a conditional notice of redemption to holders of the Secured Notes, pursuant to the terms of the indenture governing the Secured Notes, to redeem $60,000 aggregate principal amount of the Secured Notes on May 26, 2022. The redemption is conditioned upon the receipt by HoldCo II of cash proceeds from a new debt financing. There can be no assurances as to when or if such condition will be satisfied and HoldCo II may waive the condition at its discretion.

In April 2022, the Company and its joint venture partner closed on a new $40,000, ten-year, non-recourse loan secured by The Shoppes at Eagle Point. The new loan bears a fixed interest rate of 5.4%. Proceeds from the new loan were utilized to retire the existing $33,585 partial recourse loan, which was set to mature in October 2022.

In May 2022, the Company used funds from its matured U.S. Treasury securities to purchase $148,965 in U.S. Treasury securities with maturities through November 2022.

In May 2022, the loan secured by Arbor Place was extended for an additional four years, with a new maturity date of May 2026. The interest rate will remain at the current fixed rate of 5.1%.

In May 2022, the Company and its joint venture partner entered into a forbearance agreement with the lender regarding the default triggered by the bankruptcy filing related to the loan secured by The Outlet Shoppes of the Bluegrass.

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

Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance or results and we can give no assurance that these expectations will be attained. It is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of known and unknown risks and uncertainties. Currently, a significant factor that could cause actual outcomes to differ materially from our forward-looking statements is the adverse effect of the COVID-19 pandemic, and state and/or local regulatory responses to control it, on our financial condition, operating results and cash flows, our tenants and their customers, the real estate market in which we operate, the global economy and the financial markets. The extent to which the COVID-19 pandemic impacts us and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the direct and indirect economic effects of the pandemic and containment measures, and potential changes in consumer behavior, among others. In addition to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, such known risks and uncertainties include, without limitation:

•	general industry, economic and business conditions;
•	interest rate fluctuations;
•	costs and availability of capital, including debt, and capital requirements;
•	costs and availability of real estate;
•	inability to consummate acquisition opportunities and other risks associated with acquisitions;
•	competition from other companies and retail formats;
•	changes in retail demand and rental rates in our markets;
•	shifts in customer demands including the impact of online shopping;
•	tenant bankruptcies or store closings;
•	changes in vacancy rates at our properties;
•	changes in operating expenses;
•	changes in applicable laws, rules and regulations;
•	disposition of real property;
•	uncertainty and economic impact of pandemics, epidemics or other public health emergencies or fear of such events, such as the COVID-19 pandemic and related governmental responses;
•	cyber-attacks or acts of cyber-terrorism;
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

Fresh Start Accounting

Upon emergence from bankruptcy, we qualified for and adopted fresh start accounting in accordance with Accounting Standards Codification Topic 852 – Reorganizations (“ASC 852”), which resulted in our becoming a new entity for financial reporting purposes. Our financial results for the three months ended March 31, 2021 are referred to as those of the “Predecessor.” Our financial results for the three months ended March 31, 2022 are referred to as those of the “Successor.” Our results of operations as reported in our condensed consolidated financial statements for these periods are prepared in accordance with GAAP. See Note 3 in the annual report on Form 10-K for the year ended December 31, 2021 for additional information.

Executive Overview

We are a self-managed, self-administered, fully integrated REIT that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, outlet centers, lifestyle centers, open-air centers and other properties. See Note 1 to the condensed consolidated financial statements for information on our property interests as of March 31, 2022. We have elected to be taxed as a REIT for federal income tax purposes.

The first quarter of 2022 demonstrated continued strong improvement operationally with encouraging growth in occupancy as well as strong traffic and positive in-line sales at our centers. For the three months ended March 31, 2022, sales increased 0.9% as compared with the three months ended March 31, 2021. Percentage rents and short-term rents increased during the period due to the continued positive sales growth. Improvements in the leasing environment, including increasing tenant demand and significantly lower bankruptcy-related store closures, drove healthy occupancy growth.

We had a net loss for the three months ended March 31, 2022 of $43.2 million, as compared to a net loss for the three months ended March 31, 2021 of $28.3 million. We recorded a net loss attributable to common shareholders for the three months ended March 31, 2022 of $40.7 million, as compared to a net loss attributable to common shareholders for the three months ended March 31, 2021 of $26.8 million. Significant items that affected the comparability between the three-month periods include:

▪	Items increasing net loss for the three months ended March 31, 2022 compared to the prior-year period:

•	Depreciation and amortization expense was $20.8 million higher;
•	Interest expense was $66.5 million higher;
•	Gain on deconsolidation was $18.9 million lower;
•	General and administrative expense was $5.5 million higher.

▪	Items decreasing net loss for the three months ended March 31, 2022 compared to the prior-year period:

•	Loss on impairment was $57.2 million lower;
•	Reorganization items, net, was $21.4 million lower;
•	Equity in earnings was $11.6 million higher.

Our focus is on continuing to execute our strategy to transform our properties into dominant centers that offer a mix of retail, service, dining, entertainment and other non-retail uses, primarily through the re-tenanting of former anchor locations as well as diversification of in-line tenancy. This operational strategy is also supported by our balance sheet strategy focused on reducing overall debt, extending our debt maturity schedule and lowering our overall cost of borrowings to limit maturity risk, improve net cash flow and enhance enterprise value. While the industry and our Company continue to face challenges, some of which may not be under our control, we believe that the strategies in place to redevelop our properties and diversify our tenant mix will contribute to stabilization of our portfolio and revenues in future years.

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

COVID-19

On March 11, 2020, the World Health Organization classified COVID-19 as a pandemic. In response to COVID-19, we initially implemented strict procedures and guidelines for our employees, tenants and property visitors based on CDC and other health agency recommendations. Our properties continue to update these policies and procedures, following any new mandates and regulations, as required. The safety and health of our customers, employees and tenants remains a top priority.

Results of Operations

Properties that were in operation for the entire year during 2021 and the three months ended March 31, 2022 are referred to as the “Comparable Properties.” Since January 1, 2021, we have deconsolidated four properties and disposed of six properties:

Deconsolidations

Property	Location	Date of Deconsolidation
Asheville Mall (1)	Asheville, NC	January 2021
Park Plaza (1)(2)	Little Rock, AR	March 2021
EastGate Mall (1)	Cincinnati, OH	December 2021
Greenbrier Mall (1)	Chesapeake, VA	March 2022
(1)	We deconsolidated the property due to a loss of control when the property was placed into receivership in connection with the foreclosure process.
(2)	In October 2021, the foreclosure process was completed.

Dispositions

Property	Location	Sales Date
The Residences at Pearland Town Center	Pearland, TX	October 2021
EastGate Mall Self Storage (1)	Cincinnati, OH	November 2021
Hamilton Place Self Storage (1)	Chattanooga, TN	November 2021
Mid Rivers Mall Self Storage (1)	St. Peters, MO	November 2021
Parkdale Mall Self Storage (1)	Beaumont, TX	November 2021
Springs at Port Orange (1)	Port Orange, FL	December 2021

(1)The property was owned by a joint venture that was accounted for using the equity method of accounting.

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

Revenues

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,		Comparable Properties
	2022	2021	Change	Core	Non-core	Deconsolidation	Dispositions
Rental revenues	$135,332	$128,175	$7,157	$11,641	$(30)	$(4,320)	$(134)
Management, development and leasing fees	1,769	1,659	110	110	—	—	—
Other	3,001	3,350	(349)	(239)	7	(89)	(28)
Total revenues	$140,102	$133,184	$6,918	$11,512	$(23)	$(4,409)	$(162)

Rental revenues from the Comparable Properties increased primarily due to a significantly higher estimate of uncollectable revenues in the prior year period due to the impacts of the COVID-19 pandemic, as well as prior year rent concessions to tenants in bankruptcy or that were struggling financially due to the impacts of the COVID-19 pandemic. The increase was partially offset by higher amortization of net above market leases due to the adoption of fresh start accounting upon our emergence from bankruptcy. Percentage rent increased due to higher sales in the current period as sales and traffic have improved as vaccination rates increased and government restrictions were lessened.

Operating Expenses

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,		Comparable Properties
	2022	2021	Change	Core	Non-core	Deconsolidation	Dispositions
Property operating	$(23,344)	$(21,802)	$(1,542)	$(2,889)	$73	$1,137	$137
Real estate taxes	(14,435)	(16,551)	2,116	1,474	64	514	64
Maintenance and repairs	(10,566)	(10,781)	215	(133)	1	340	7
Property operating expenses	(48,345)	(49,134)	789	(1,548)	138	1,991	208
Depreciation and amortization	(68,943)	(48,112)	(20,831)	(21,155)	(105)	541	(112)
General and administrative	(18,074)	(12,612)	(5,462)	(5,462)	—	—	—
Loss on impairment	—	(57,182)	57,182	56,888	294	—	—
Litigation settlement	81	858	(777)	(777)	—	—	—
Total operating expenses	$(135,281)	$(166,182)	$30,901	$27,946	$327	$2,532	$96

Property operating expenses at the Comparable Properties increased primarily due to the actions taken in the prior year period to reduce operating expenses to mitigate the impact of mandated property closures and the effects of the COVID-19 pandemic, including a reduction-in-force and other operating expense initiatives.

The increase in depreciation and amortization expense related to the Comparable Properties primarily relates to a new basis in depreciable assets and intangible in-place lease assets resulting from the adoption of fresh start accounting upon our emergence from bankruptcy.

General and administrative expenses increased primarily due to an increase in compensation expense, including share-based compensation expense, as we got back to normal operations following the early impacts of COVID-19, as well as our emergence from bankruptcy.

In the first quarter of 2021, we recognized $57.2 million of loss on impairment of real estate to write down the book value of three malls. See Note 5 to the condensed consolidated financial statements for more information.

Other Income and Expenses

Interest expense increased $66.5 million during the three months ended March 31, 2022 compared to the prior-year period primarily due to the recognition of debt discount accretion of $62.7 million on property-level debt that is approaching maturity and an increase in interest expense on the secured term loan, the exchangeable notes and the secured notes due to not recognizing interest expense on corporate debt in the prior-year period subsequent to the bankruptcy filing. The increase was partially offset by a decrease of $12.9 million related to the reversal of previously recognized default interest expense. The property-level debt discounts were recognized in conjunction with recording our property-level debt at fair value upon the adoption of fresh start accounting.

For the three months ended March 31, 2022, we recorded a $36.3 million gain on deconsolidation related to a mall that was deconsolidated due to a loss of control when the mall was placed into receivership in connection with the foreclosure process. For the three months ended March 31, 2021, we recorded a $55.1 million gain on deconsolidation related to two malls that were deconsolidated due to a loss of control when each mall was placed into receivership in connection with the foreclosure process.

For the three months ended March 31, 2022, we recorded $1.6 million of reorganization items, net, which mostly consisted of professional fees and U.S. Trustee fees directly related to the bankruptcy filing. For the three months ended March 31, 2021, we recorded $22.9 million of reorganization items, which consisted of professional and legal fees directly related to the bankruptcy filing.

Equity in earnings of unconsolidated affiliates improved $11.6 million during the three months ended March 31, 2022 compared to the prior-year period. The improvement was primarily due to the application of fresh start accounting and recognizing equity in earnings on unconsolidated affiliates that had equity in losses in the prior-year period.

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

Since NOI includes only those revenues and expenses related to the operations of our shopping center properties, we believe that same-center NOI provides a measure that reflects trends in occupancy rates, rental rates, sales at our properties and operating costs and the impact of those trends on our results of operations. Our calculation of same-center NOI excludes lease termination income, straight-line rent adjustments, amortization of above and below market lease intangibles and write-offs of landlord inducement assets in order to enhance the comparability of results from one period to another.

We include a property in our same-center pool when we have owned all or a portion of the property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year and current year-to-date period. New properties are excluded from same-center NOI until they meet these criteria. Properties excluded from the same-center pool that would otherwise meet these criteria are categorized as excluded properties. We exclude properties for which we are working or intend to work with the lender on a restructure of the terms of the loan secured by the property or convey the secured property to the lender (“Excluded Properties”).

Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss). A reconciliation of our same-center NOI to net loss for the three-month periods ended March 31, 2022 and 2021 is as follows (in thousands):

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021
Net loss	$(43,223)	$(28,280)
Adjustments: (1)
Depreciation and amortization	76,564	61,061
Interest expense	106,586	33,012
(Gain) loss on sales of real estate assets	(16)	299
Gain on sales of real estate assets of unconsolidated affiliates	(629)	—
Adjustment for unconsolidated affiliates with negative investment	(12,547)	—
Gain on deconsolidation	(36,250)	(55,131)
Loss on impairment	—	57,182
Litigation settlement	(81)	(858)
Reorganization items, net	1,571	22,933
Income tax provision	801	751
Lease termination fees	(1,395)	(1,111)
Straight-line rent and above- and below-market lease amortization	3,240	3,211
Net loss attributable to noncontrolling interests in other consolidated subsidiaries	2,486	819
General and administrative expenses	18,074	12,612
Management fees and non-property level revenues	(1,086)	(2,580)
Operating Partnership's share of property NOI	114,095	103,920
Non-comparable NOI	(2,979)	(3,569)
Total same-center NOI	$111,116	$100,351
(1)

Adjustments are based on our Operating Partnership's pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.

Same-center NOI increased 10.7% for the three months ended March 31, 2022 as compared to the prior-year period. The $10.8 million increase for the three months ended March 31, 2022 compared to the same period in 2021 primarily consisted of a $12.8 million increase in revenues offset by a $2.0 million increase in operating expenses. Rental revenues increased $12.3 million during the quarter primarily due to a positive variance in uncollectable revenues in the current period as compared to the prior year period, as well as prior year rent concessions to tenants that are in bankruptcy or were struggling financially due to the impacts of the COVID-19 pandemic. Percentage rent increased due to higher sales in the current period as sales and traffic have improved as vaccination rates increased and government restrictions were lessened.

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

We derive the majority of our revenues from the malls, lifestyle centers and outlet centers. The sources of our revenues by property type were as follows:

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021
Malls, Lifestyle Centers and Outlet Centers	86.7%	89.6%
All Other	13.3%	10.4%

Inline and Adjacent Freestanding Store Sales

Inline and adjacent freestanding store sales include reporting mall, lifestyle center and outlet center tenants of 10,000 square feet or less and exclude license agreements, which are retail leases that are temporary or short-term in nature and generally last more than three months but less than twelve months. The following is a comparison of our same-center sales per square foot for mall, lifestyle center and outlet center tenants of 10,000 square feet or less (Excluded Properties are not included in sales metrics):

	Successor	Predecessor
	Sales Per Square Foot for the Trailing Twelve Months Ended March 31,	Sales Per Square Foot for the Trailing Twelve Months Ended March 31,
	2022	2021 (1)	% Change
Mall, Lifestyle Center and Outlet Center same-center sales per square foot	$447	$397	12.6%
(1)

Due to the temporary property and store closures that occurred during 2020 related to COVID-19, the majority of our tenants did not report sales for the full reporting period. As a result, we are not able to provide a complete measure of sales per square foot for periods in the year ended December 31, 2020. Sales per square foot for the trailing twelve months ended March 31, 2021 is comprised of sales reported for the periods April through December 2019 and January through March 31, 2021.

Occupancy

Our portfolio occupancy is summarized in the following table (Excluded Properties are not included in occupancy metrics):

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021
Total portfolio	88.3%	85.4%
Malls, Lifestyle Centers and Outlet Centers:
Total malls	86.4%	83.0%
Total lifestyle centers	86.3%	82.8%
Total outlet centers	87.0%	85.4%
Total same-center malls, lifestyle centers and outlet centers	86.5%	83.2%
All Other:
Total open-air centers	94.4%	92.0%
Total other	89.0%	98.7%

Bankruptcy-related store closures impacted March 31, 2022 occupancy by approximately 11 basis points or 17,000 square feet.

Leasing

The following is a summary of the total square feet of leases signed in the three-month periods ended March 31, 2022 and 2021:

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021
Operating portfolio:
New leases	234,890	144,197
Renewal leases	816,806	594,582
Development portfolio:
New leases	—	3,300
Total leased	1,051,696	742,079

Average annual base rents per square foot are based on contractual rents in effect as of March 31, 2022 and 2021, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type:

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021
Total portfolio	$24.98	$25.97
Malls, Lifestyle Centers and Outlet Centers (1):
Total same-center malls, lifestyle centers and outlet centers	29.43	30.99
Total malls	30.16	31.98
Total lifestyle centers	27.25	27.29
Total outlet centers	26.22	26.92
All Other:
Total open-air centers	15.03	15.08
Total other	19.20	19.25
(1)	Excluded Properties are not included.

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the three-month period ended March 31, 2022 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (1)	% Change Average
Quarter-to-Date:
All Property Types (2)	552,514	$33.30	$29.11	(12.6)%	$29.55	(11.3)%
Malls, Lifestyle Centers & Outlet Centers	537,896	33.66	29.32	(12.9)%	29.77	(11.6)%
New leases	62,569	47.78	39.55	(17.2)%	42.94	(10.1)%
Renewal leases	475,327	31.80	27.98	(12.0)%	28.04	(11.8)%
(1)	Average gross rent does not incorporate allowable future increases for recoverable common area expenses.
(2)	Includes malls, lifestyle centers, outlet centers, open-air centers and other.

New and renewal leasing activity of comparable small shop space of less than 10,000 square feet based on the lease commencement date is as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2022:
New	51	135,676	6.64	$38.49	$41.36	$41.64	$(3.15)	(7.6)%	$(0.28)	(0.7)%
Renewal	313	972,148	2.53	29.99	30.15	32.78	(2.79)	(8.5)%	(2.63)	(8.0)%
Commencement 2022 Total	364	1,107,824	3.10	31.03	31.52	33.87	(2.84)	(8.4)%	(2.35)	(6.9)%

Commencement 2023:
New	2	6,286	5.46	31.82	33.58	45.87	(14.05)	(30.6)%	(12.29)	(26.8)%
Renewal	58	138,436	2.69	53.55	53.81	53.52	0.03	0.1%	0.29	0.5%
Commencement 2023 Total	60	144,722	2.78	52.61	52.93	53.18	(0.57)	(1.1)%	(0.25)	(0.5)%

Total 2022/2023	424	1,252,546	3.06	$33.53	$33.99	$36.10	$(2.57)	(7.1)%	$(2.11)	(5.8)%

Liquidity and Capital Resources

In February 2022, we issued 10,982,795 shares of common stock to holders of the exchangeable notes in satisfaction of principal, accrued interest and the makewhole payment, and all the exchangeable notes were cancelled in accordance with the terms of the indenture.

As of March 31, 2022, we had $335.7 million available in unrestricted cash and U.S. Treasury securities. Our total pro rata share of debt, excluding unamortized deferred financing costs and debt discounts, at March 31, 2022 was $2,982.3 million. We had $59.4 million in restricted cash at March 31, 2022 related to cash held in escrow accounts for insurance, real estate taxes, capital expenditures and tenant allowances as required by the terms of certain mortgage notes payable, as well as amounts related to cash management agreements with lenders of certain property-level mortgage indebtedness, which are designated for debt service and operating expense obligations.

During the three months ended March 31, 2022, we continued to reinvest the cash from maturing U.S. Treasury securities into new U.S. Treasury securities. We designated our U.S. Treasury securities as available-for-sale. As of March 31, 2022, our U.S. Treasury securities have maturities through May 2022. Subsequent to March 31, 2022, we reinvested proceeds from matured U.S. Treasury securities into new U.S. Treasury securities. See Note 14 to the condensed consolidated financial statements for additional information.

In February 2022, the loan secured by Fayette Mall was modified to reduce the fixed interest rate to 4.25% and extend the maturity date through May 2023, with three one-year extension options, subject to certain requirements. As part of the modification, two ground leased outparcels were released from the collateral in exchange for the addition of the redeveloped former middle anchor location.

In February 2022, we entered into a forbearance agreement with the lender regarding the default triggered by the bankruptcy filing related to the loan secured by The Outlet Shoppes at Atlanta.

In March 2022, the loan secured by Cross Creek Mall was extended through May 2022. We remain in discussions with the lender regarding a long-term extension. As of March 31, 2022, the loan had an outstanding balance of $101.1 million.

In March 2022, we deconsolidated Greenbrier Mall as a result of losing control when the property was placed in receivership. As of March 31, 2022, the loan secured by Greenbrier Mall had an outstanding balance of $61.6 million.

In March 2022, we entered into a new $30.0 million non-recourse mortgage note payable, secured by York Town Center, that provides for a three-year term and a fixed interest rate of 4.75%. The monthly debt service is interest only for the first eighteen months.

In March 2022, we entered into a forbearance agreement with the respective lenders regarding the default triggered by the bankruptcy filing related to the loans secured by Coastal Grand and Fremaux Town Center.

Subsequent to March 31, 2022, we delivered a conditional notice of redemption to holders of the secured notes, pursuant to the terms of the indenture governing the secured notes, to redeem $60.0 million aggregate principal amount of the secured notes on May 26, 2022. The redemption is conditioned upon our receipt of cash proceeds from a new debt financing. There can be no assurances as to when or if such condition will be satisfied and we may waive the condition at our discretion.

Subsequent to March 31, 2022, we closed on a new $40.0 million, ten-year, non-recourse loan secured by The Shoppes at Eagle Point. See Note 14 to the condensed consolidated financial statements for additional information.

Subsequent to March 31, 2022, the loan secured by Arbor Place was extended for an additional four years, with a new maturity date of May 2026. The interest rate will remain at the current fixed rate of 5.1%. See Note 14 to the condensed consolidated financial statements.

Subsequent to March 31, 2022, we entered into a forbearance agreement with the lender regarding the default triggered by the bankruptcy filing related to the loan secured by The Outlet Shoppes of the Bluegrass. See Note 14 to the condensed consolidated financial statements.

Our total share of consolidated, unconsolidated and other outstanding debt, excluding debt discounts and deferred financing costs, maturing during 2022, assuming all extension options are elected, is $444.1 million, and our total share of consolidated, unconsolidated and other outstanding debt, excluding debt discounts and deferred financing costs, that matured prior to 2022, which remains outstanding at March 31, 2022, is $271.8 million. We are in discussions with the existing lenders to modify and extend or otherwise refinance the loans.

As of March 31, 2022, we had $1.15 billion of property-level debt and related obligations maturing or callable within the next 12 months from the issuance of the financial statements. Subsequent to March 31, 2022 and through the issuance of the financial statements, we obtained certain waivers and/or refinanced and extended the maturity dates for $0.2 billion of mortgage debt obligations.

Accordingly, we still had $0.9 billion of property-level debt and related obligations maturing or callable within the next 12 months from the issuance of the financial statements, including $474 million reported within mortgage debt payable and $474 million related to unconsolidated affiliates, a portion of which is guaranteed by us as disclosed in Note 11 to the condensed consolidated financial statements. Such properties serving as collateral for this property-level debt and related obligations represent approximately 10-12% of our projected annual operating cash flows. We currently do not have sufficient liquidity to meet these obligations as they become due, which raises substantial doubt about our ability to continue as a going concern.

Management intends to refinance and/or extend the maturity dates for such mortgage notes payable. In such instances where a refinancing and/or extension of maturity dates is unsuccessful we will repay certain of the mortgage notes based on the availability of liquidity and convey certain properties to the lender to satisfy the debt obligation. As a result, we have concluded that management’s plans are probable of being achieved to alleviate substantial doubt about our ability to continue as a going concern.

We have prepared our financial statements in conformity with accounting principles generally accepted in the United States of America applicable to a going concern. The financial statements do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should we be unable to continue as a going concern.

Cash Flows - Operating, Investing and Financing Activities

There was $245.2 million of cash, cash equivalents and restricted cash as of March 31, 2022, an increase of $9.0 million from December 31, 2021. Of this amount, $185.7 million was unrestricted cash and cash equivalents as of March 31, 2022. Also, at March 31, 2022, we had $150.0 million in U.S. Treasuries with maturities through May 2022.

Our net cash flows are summarized as follows (in thousands):

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021	Change
Net cash provided by operating activities	$42,429	$62,769	$(20,340)
Net cash used in investing activities	(2,442)	(2,564)	122
Net cash used in financing activities	(31,025)	(13,760)	(17,265)
Net cash flows	$8,962	$46,445	$(37,483)

Cash Provided By Operating Activities

Cash provided by operating activities decreased primarily because we did not pay interest in the prior-year period on the secured credit facility and senior unsecured notes as a result of the bankruptcy filing, but we did incur interest expense on our new corporate debt during the three months ended March 31, 2022.

Cash Used In Investing Activities

During the three months ended March 31, 2022, net cash used in investing activities decreased primarily due to an increase in distributions from unconsolidated affiliates as compared to the prior-year period. The decrease was partially offset by lower proceeds from sales of real estate assets during the three months ended March 31, 2022 as compared to the prior-year period.

Cash Used In Financing Activities

During the three months ended March 31, 2022, net cash used in financing activities increased primarily due to principal payments on the secured term loan and mortgage notes payable.

Debt

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties. Prior to consideration of unamortized deferred financing costs or debt discounts, of our $2,982.3 million outstanding debt at March 31, 2022, $1,674.7 million constituted non-recourse debt obligations and $1,307.6 million constituted recourse debt obligations. We believe the tables below provide investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

March 31, 2022:	Consolidated	Noncontrolling Interests	Other Debt (1)	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (2)
Fixed-rate debt:
Non-recourse loans on operating properties (3)	$847,208	$(29,212)	$153,719	$598,521	$1,570,236	4.61%
Senior secured notes - at carrying value (fair value of $395,593 as of March 31, 2022)	395,000	—	—	—	395,000	10.00%
Recourse loans on operating properties	—	—	—	10,463	10,463	3.68%
Total fixed-rate debt	1,242,208	(29,212)	153,719	608,984	1,975,699	5.68%
Variable-rate debt:
Non-recourse loans on operating properties	66,386	(13,703)	—	51,753	104,436	3.09%
Recourse loans on operating properties	—	—	—	37,577	37,577	3.27%
Secured term loan	864,611	—	—	—	864,611	3.75%
Total variable-rate debt	930,997	(13,703)	—	89,330	1,006,624	3.66%
Total fixed-rate and variable-rate debt	2,173,205	(42,915)	153,719	698,314	2,982,323	5.00%
Unamortized deferred financing costs	(2,928)	(5)	—	(2,012)	(4,945)
Debt discounts (4)	(135,808)	17,276	—	—	(118,532)
Total mortgage and other indebtedness, net	$2,034,469	$(25,644)	$153,719	$696,302	$2,858,846

Mortgage and other indebtedness, net, consisted of the following:
December 31, 2021:	Consolidated	Noncontrolling Interests	Other Debt (1)	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (2)
Fixed-rate debt:
Non-recourse loans on operating properties (3)	$916,927	$(29,381)	$92,072	$600,598	$1,580,216	4.37%
Senior secured notes - at carrying value (fair value of $395,395 as of December 31, 2021)	395,000	—	—	—	395,000	10.00%
Exchangeable senior secured notes	150,000	—	—	—	150,000	7.00%
Recourse loans on operating properties	—	—	—	11,724	11,724	3.61%
Total fixed-rate debt	1,461,927	(29,381)	92,072	612,322	2,136,940	5.84%
Variable-rate debt:
Recourse loans on operating properties	66,911	—	—	90,691	157,602	2.97%
Secured term loan	880,091	—	—	—	880,091	3.75%
Total variable-rate debt	947,002	—	—	90,691	1,037,693	3.63%
Total fixed-rate and variable-rate debt	2,408,929	(29,381)	92,072	703,013	3,174,633	5.12%
Unamortized deferred financing costs	(1,567)	—	—	(1,971)	(3,538)
Debt discounts (4)	(199,153)	13,519	—	—	(185,634)
Total mortgage and other indebtedness, net	$2,208,209	$(15,862)	$92,072	$701,042	$2,985,461
(1)	Represents the outstanding loan balance for properties that were deconsolidated due to a loss of control when the properties were placed into receivership in connection with the foreclosure process.
(2)	Weighted-average interest rate excludes amortization of deferred financing costs.
(3)

An unconsolidated affiliate has an interest rate swap on a notional amount outstanding of $40,965 as of March 31, 2022 and $41,310 as of December 31, 2021 related to a variable-rate loan on Ambassador Town Center to effectively fix the interest rate on this loan to a fixed-rate of 3.22%.

(4)

In conjunction with fresh start accounting, the Company estimated the fair value of its mortgage notes with the assistance of a third-party valuation advisor. This resulted in recognizing a debt discount upon emergence from bankruptcy on November 1, 2021. The debt discount is accreted over the term of the respective debt using the effective interest method.

The weighted-average remaining term of our total share of consolidated, unconsolidated and other debt, excluding debt discounts and deferred financing costs, was 3.1 years and 3.3 years at March 31, 2022 and December 31, 2021, respectively. The weighted-average remaining term of our pro rata share of consolidated, unconsolidated and other fixed-rate debt, excluding debt discounts and deferred financing costs, was 2.8 years and 3.2 years at March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022 and December 31, 2021, our pro rata share of consolidated and unconsolidated variable-rate debt, excluding debt discounts and deferred financing costs, represented 33.8% and 32.8%, respectively, of our total pro rata share of debt, excluding debt discounts and deferred financing costs.

See Note 7 to the condensed consolidated financial statements for information concerning activity related to unconsolidated affiliates.

Equity

In February 2022, we issued 10,982,795 shares of common stock to holders of the exchangeable notes in satisfaction of principal, accrued interest and the makewhole payment, and all the exchangeable notes were cancelled in accordance with the terms of the indenture.

The decision to declare and pay dividends on any outstanding shares of our common stock, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors and will depend on our earnings, taxable income, FFO, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our then-current indebtedness, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, Delaware law and such other factors as our board of directors deems relevant. Any dividends payable will be determined by our board of directors based upon the circumstances at the time of declaration. Our actual results of operations will be affected by a number of factors, including the revenues received from our properties, our operating expenses, interest expense, unanticipated capital expenditures and the ability of our anchors and tenants at our properties to meet their obligations for payment of rents and tenant reimbursements.

As a publicly traded company, we previously accessed capital through both the public equity and debt markets. We had a shelf registration statement on Form S-3 on file with the Securities and Exchange Commission (“SEC”) that expired in July 2021. Until we regain Form S-3 eligibility, we will be required to use a registration statement on Form S-11 to register securities with the SEC. On May 6, 2022, we filed a resale registration statement on Form S-11 covering the offer and sale, from time to time, of up to 12,380,260 shares of common stock by the selling shareholders named therein, pursuant to the requirements of the registration rights agreement. We will not receive any proceeds from resales of share of common stock by the selling shareholders pursuant to this registration statement.

Capital Expenditures

The following table, which excludes expenditures for developments, redevelopments and expansions, summarizes our capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the three months ended March 31, 2022 compared to the same period in 2021 (in thousands):

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021
Tenant allowances (1)	$2,867	$877

Deferred maintenance:
Parking area and parking area lighting	533	—
Roof replacements	124	—
Other capital expenditures	1,822	459
Total deferred maintenance	2,479	459

Capitalized overhead	449	258

Capitalized interest	228	19

Total capital expenditures	$6,023	$1,613
(1)	Tenant allowances primarily relate to new leases. Tenant allowances related to renewal leases were not material for the periods presented.

Annual capital expenditures budgets are prepared for each of our properties that are intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, and readily available cash on hand will provide the necessary funding for these expenditures.

Developments

Properties Under Development at March 31, 2022

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2022 Cost	Expected Opening Date	Initial Unleveraged Yield
Outparcel Developments:
Kirkwood Mall - Five Guys, Blaze Pizza, Thrifty White, Pancheros, Chick-fil-A	Bismarck, ND	100%	15,275	$7,976	$6,233	$1,875	Q2 '22	8.9%
(1)	Total Cost is presented net of reimbursements to be received. Represents total cost incurred by the Predecessor and the Successor company.
(2)	Cost to Date does not reflect reimbursements until they are received. Represents total cost to date incurred by the Predecessor and the Successor.

Off-Balance Sheet Arrangements

Unconsolidated Affiliates

We have ownership interests in 27 unconsolidated affiliates as of March 31, 2022 that are described in Note 7 to the condensed consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the condensed consolidated balance sheets as investments in unconsolidated affiliates.

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

See Note 11 to the condensed consolidated financial statements for information related to our guarantees of unconsolidated affiliates' debt as of March 31, 2022 and December 31, 2021.

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

Our Annual Report on Form 10-K for the year ended December 31, 2021 contains a discussion of our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these policies and estimates during the three months ended March 31, 2022. Our significant accounting policies are disclosed in Note 4 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements for information on recently issued accounting pronouncements.

Non-GAAP Measure

Funds from Operations

FFO is a widely used non-GAAP measure of the operating performance of real estate companies that supplements net income (loss) determined in accordance with GAAP. NAREIT defines FFO as net income (loss) (computed in accordance with GAAP) excluding gains or losses on sales of depreciable operating properties and impairment losses of depreciable properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures and noncontrolling interests. Adjustments for unconsolidated partnerships, joint ventures and noncontrolling interests are calculated on the same basis. We define FFO as defined above by NAREIT. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

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

FFO of the Operating Partnership decreased to $35.0 million for the three months ended March 31, 2022 from $90.2 million for the prior-year period. Excluding the adjustments noted below, FFO of the Operating Partnership, as adjusted, decreased to $57.5 million for the three months ended March 31, 2022 from $68.7 million for the same period in 2021. The decrease in FFO, as adjusted, was primarily driven by the recognition of interest expense in the current period on the secured term loan, the exchangeable notes and the secured notes. We did not recognize interest expense in the prior-year period on the senior unsecured notes and the secured credit facility due to the bankruptcy filing.

The reconciliation of net loss attributable to common shareholders to FFO allocable to Operating Partnership common unitholders is as follows (in thousands):

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021
Net loss attributable to common shareholders	$(40,722)	$(26,763)
Noncontrolling interest in loss of Operating Partnership	(15)	(698)
Depreciation and amortization expense of:
Consolidated properties	68,943	48,112
Unconsolidated affiliates	8,520	13,530
Non-real estate assets	(198)	(541)
Noncontrolling interests' share of depreciation and amortization in other consolidated subsidiaries	(899)	(581)
Loss on impairment	—	57,182
Gain on depreciable property	(629)	—
FFO allocable to Operating Partnership common unitholders	35,000	90,241
Debt discount accretion, net of noncontrolling interests' share (1)	78,463	—
Adjustment for unconsolidated affiliates with negative investment (2)	(12,547)	—
Senior secured notes fair value adjustment (3)	198	—
Litigation settlement (4)	(81)	(858)
Non-cash default interest expense (5)	(8,876)	11,470
Gain on deconsolidation (6)	(36,250)	(55,131)
Reorganization items, net (7)	1,571	22,933
FFO allocable to Operating Partnership common unitholders, as adjusted	$57,478	$68,655
(1)

In conjunction with fresh start accounting upon emergence from bankruptcy, we recognized debt discounts equal to the difference between the outstanding balance of mortgage notes payable and the estimated fair value of such mortgage notes payable. The debt discounts are accreted over the terms of the respective mortgage notes payable using the effective interest method.

(2)

Represents our share of the earnings (losses) before depreciation and amortization expense of unconsolidated affiliates where we are not recognizing equity in earnings (losses) because our investment in the unconsolidated affiliate is below zero.

(3)

Represents the fair value adjustment recorded on the secured notes as interest expense for the three months ended March 31, 2022. We elected the fair value option in conjunction with the issuance of the secured notes.

(4)

Represents a credit to litigation settlement expense in each of the three-month periods ended March 31, 2022 and 2021 related to claim amounts that were released pursuant to the terms of the settlement agreement related to the settlement of a class action lawsuit.

(5)

The three months ended March 31, 2022 includes the reversal of default interest expense when waivers or forbearance agreements were obtained. The three months ended March 31, 2021 includes default interest expense related to loans secured by properties that were in default prior to the bankruptcy filing, as well as loans secured by properties that were in default due to the bankruptcy filing.

(6)

For the three months ended March 31, 2022, the Successor Company deconsolidated Greenbrier Mall due to a loss of control when the property was placed into receivership in connection with the foreclosure process. For the three months ended March 31, 2021, the Predecessor Company deconsolidated Asheville Mall and Park Plaza due to a loss of control when the properties were placed into receivership in connection with the foreclosure process.

(7)

Represents costs incurred subsequent to the bankruptcy filing, which consists of professional fees, legal fees, retention bonuses, U.S. Trustee fees and debt discounts expensed in accordance with ASC 852.

The reconciliation of diluted EPS to FFO per diluted share is as follows:
	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021
Diluted EPS attributable to common shareholders	$(1.45)	$(0.14)
Eliminate amounts per share excluded from FFO:
Depreciation and amortization expense, including amounts from consolidated properties, unconsolidated affiliates, non-real estate assets and excluding amounts allocated to noncontrolling interests	2.72	0.30
Loss on impairment	—	0.29
Gain on depreciable property	(0.02)	—
FFO per diluted share	$1.25	$0.45

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

Interest Rate Risk

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at March 31, 2022, a 0.5% increase or decrease in interest rates on variable-rate debt would increase or decrease annual cash flows by approximately $5.0 million.

Based on our proportionate share of total consolidated and unconsolidated debt at March 31, 2022, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $19.2 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $20.7 million.

ITEM 4: Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to ensure that information we are required to disclose is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as a result of the material weakness described below.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting at March 31, 2022 and December 31, 2021, management of the Company determined that there was a control deficiency that constituted a material weakness, as described below.

As a result of turnover, the Company did not maintain a sufficient complement of personnel commensurate with their accounting and financial reporting requirements in accordance with U.S. GAAP and SEC regulations.

The control deficiency described above created a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis and therefore we concluded that the deficiency represents a material weakness in the Company’s internal control over financial reporting and that the Company did not maintain effective internal control over financial reporting as of March 31, 2022 and December 31, 2021 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Notwithstanding the identified material weakness, management believes that the condensed consolidated financial statements and related financial information included in this Form 10-Q fairly present, in all material respects, our balance sheets, statements of operations, comprehensive loss and cash flows as of and for the periods presented.

Remediation Plan

During 2021, and the first quarter of 2022, the Company took steps to remediate the material weakness described above, which included hiring additional personnel. The Company is in the process of integrating these personnel in order for its internal controls over financial reporting to operate effectively. The Company continues to explore hiring additional personnel. Also, in the short term, the Company utilized the assistance of external parties to assist with the added reporting requirements brought on by its bankruptcy filing and its subsequent emergence on November 1, 2021.

Until our remediation plan is implemented and operating effectively, management will continue to devote time and attention to these efforts. Management has concluded that, because of the material weakness, our internal control over financial reporting and our disclosure controls and procedures were not effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

Except for the ongoing implementation of management’s remediation plan for the material weakness discussed above, there were no changes that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings

The information in this Item 1 is incorporated by reference herein from Note 11.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations that are discussed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to such risk factors since the filing of our Annual Report.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Shares

On February 1, 2022, we issued 10,982,795 shares of common stock to holders of the Exchangeable Notes in satisfaction of principal, accrued interest and the makewhole payment, and all the Exchangeable Notes were cancelled in accordance with the terms of the indenture. The Company relied on the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended, in connection with this exchange.

ITEM 3: Defaults Upon Senior Securities

Not applicable.

ITEM 4: Mine Safety Disclosures

Not applicable.

ITEM 5: Other Information

None.

ITEM 6: Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
10.1

Form of 2022 Performance Stock Unit Award Agreement under CBL & Associates Properties, Inc. 2021 Equity Incentive Plan (incorporated by reference from the Company's Current Report on Form 8-K, filed on February 23, 2022).

10.2

Forms of 2022 Individual and Entity Assignments of Partnership Interests to CBL & Associates Management, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 29, 2022).

10.3

CBL & Associates Properties, Inc. Named Executive Officer Annual Incentive Compensation Plan (AIP) (Fiscal Year 2022) (incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 29, 2022).

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

CBL & ASSOCIATES PROPERTIES, INC.

Date: May 16, 2022	/s/ Farzana Khaleel
Farzana Khaleel
Executive Vice President -
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)