Form 10-Q
period 2022-06-30
CBL & ASSOCIATES PROPERTIES INC
filed 2022-08-15
CIK 910612

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

As of August 10, 2022, 31,814,178 shares of common stock were outstanding.

CBL & Associates Properties, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1: Condensed Consolidated Financial Statements (Unaudited)

CBL & Associates Properties, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

ASSETS (1)	June 30, 2022	December 31, 2021
Real estate assets:
Land	$592,553	$599,283
Buildings and improvements	1,171,468	1,173,106
	1,764,021	1,772,389
Accumulated depreciation	(77,968)	(19,939)
	1,686,053	1,752,450
Developments in progress	13,201	16,665
Net investment in real estate assets	1,699,254	1,769,115
Cash and cash equivalents	177,065	169,554
Available-for-sale securities - at fair value (amortized cost of $150,057 and $149,999 as of June 30, 2022 and December 31, 2021, respectively)	150,063	149,996
Receivables:
Tenant	27,256	25,190
Other	4,084	4,793
Investments in unconsolidated affiliates	85,685	103,655
In-place leases, net	307,887	384,705
Above market leases, net	201,499	234,286
Intangible lease assets and other assets	121,749	104,685
	$2,774,542	$2,945,979
LIABILITIES AND EQUITY
Mortgage and other indebtedness, net	$2,035,389	$1,813,209
10% senior secured notes - at fair value (carrying amount of $395,000 as of December 31, 2021)	—	395,395
Below market leases, net	131,135	151,871
Accounts payable and accrued liabilities	146,393	184,404
Total liabilities (1)	2,312,917	2,544,879
Shareholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized, 31,814,178 and 20,774,716 issued and outstanding in 2022 and 2021, respectively	32	21
Additional paid-in capital	705,884	547,726
Accumulated other comprehensive income (loss)	6	(3)
Accumulated deficit	(241,609)	(151,545)
Total shareholders' equity	464,313	396,199
Noncontrolling interests	(2,688)	4,901
Total equity	461,625	401,100
	$2,774,542	$2,945,979
(1)

As of June 30, 2022, includes $200,782 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $184,458 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. See Note 7.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,
	2022	2021
REVENUES:
Rental revenues	$131,832	$131,316
Management, development and leasing fees	1,786	1,449
Other	3,400	3,796
Total revenues	137,018	136,561
EXPENSES:
Property operating	(21,312)	(19,623)
Depreciation and amortization	(64,476)	(47,499)
Real estate taxes	(14,254)	(15,110)
Maintenance and repairs	(10,230)	(8,784)
General and administrative	(18,450)	(11,269)
Loss on impairment	(252)	—
Litigation settlement	65	(57)
Other	(834)	(287)
Total expenses	(129,743)	(102,629)
OTHER INCOME (EXPENSES):
Interest and other income	910	752
Interest expense	(55,117)	(22,299)
Gain on sales of real estate assets	3	107
Reorganization items, net	613	(17,073)
Income tax benefit (provision)	472	(705)
Equity in earnings (losses) of unconsolidated affiliates	2,039	(4,275)
Total other income (expenses)	(51,080)	(43,493)
Net loss	(43,805)	(9,561)
Net loss attributable to noncontrolling interests in:
Operating Partnership	44	230
Other consolidated subsidiaries	2,373	449
Net loss attributable to the Company	(41,388)	(8,882)
Dividends allocable to unvested restricted stock	(210)	—
Net loss attributable to common shareholders	$(41,598)	$(8,882)
Basic and diluted per share data attributable to common shareholders:
Net loss attributable to common shareholders	$(1.34)	$(0.05)
Weighted-average common and potential dilutive common shares outstanding	30,973	196,458

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Successor	Predecessor
	Six Months Ended June 30,	Six Months Ended June 30,
	2022	2021
REVENUES:
Rental revenues	$267,164	$259,491
Management, development and leasing fees	3,555	3,108
Other	6,401	7,146
Total revenues	277,120	269,745
EXPENSES:
Property operating	(44,656)	(41,425)
Depreciation and amortization	(133,419)	(95,611)
Real estate taxes	(28,689)	(31,661)
Maintenance and repairs	(20,796)	(19,565)
General and administrative	(36,524)	(23,881)
Loss on impairment	(252)	(57,182)
Litigation settlement	146	801
Other	(834)	(287)
Total expenses	(265,024)	(268,811)
OTHER INCOME (EXPENSES):
Interest and other income	1,064	1,528
Interest expense	(145,776)	(46,429)
Gain on deconsolidation	36,250	55,131
Gain (loss) on sales of real estate assets	19	(192)
Reorganization items, net	(958)	(40,006)
Income tax provision	(329)	(1,456)
Equity in earnings (losses) of unconsolidated affiliates	10,606	(7,351)
Total other income (expenses)	(99,124)	(38,775)
Net loss	(87,028)	(37,841)
Net loss attributable to noncontrolling interests in:
Operating Partnership	59	928
Other consolidated subsidiaries	4,859	1,268
Net loss attributable to the Company	(82,110)	(35,645)
Dividends allocable to unvested restricted stock	(210)	—
Net loss attributable to common shareholders	$(82,320)	$(35,645)
Basic and diluted per share data attributable to common shareholders:
Net loss attributable to common shareholders	$(2.83)	$(0.18)
Weighted-average common and potential dilutive common shares outstanding	29,091	196,484

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except share data)

(Unaudited)

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,
	2022	2021
Net loss	$(43,805)	$(9,561)

Other comprehensive loss:
Unrealized loss on available-for-sale securities	(33)	(27)

Comprehensive loss	(43,838)	(9,588)
Comprehensive loss attributable to noncontrolling interests in:
Operating Partnership	44	230
Other consolidated subsidiaries	2,373	449
Comprehensive loss attributable to the Company	(41,421)	(8,909)
Dividends allocable to unvested restricted stock	(210)	—
Comprehensive loss attributable to common shareholders	$(41,631)	$(8,909)

	Successor	Predecessor
	Six Months Ended June 30,	Six Months Ended June 30,
	2022	2021
Net loss	$(87,028)	$(37,841)

Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	9	(24)

Comprehensive loss	(87,019)	(37,865)
Comprehensive loss attributable to noncontrolling interests in:
Operating Partnership	59	928
Other consolidated subsidiaries	4,859	1,268
Comprehensive loss attributable to the Company	(82,101)	(35,669)
Dividends allocable to unvested restricted stock	(210)	—
Comprehensive loss attributable to common shareholders	$(82,311)	$(35,669)

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Equity

(In thousands, except share data)

(Unaudited)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2020 (Predecessor)	$(265)	$25	$1,966	$1,986,269	$18	$(1,456,435)	$531,843	$2,454	$534,297
Net loss	(213)	—	—	—	—	(26,763)	(26,763)	(1,304)	(28,067)
Other comprehensive income	—	—	—	—	3	—	3	—	3
Cancellation of 111,139 shares of restricted common stock	—	—	(1)	—	—	—	(1)	—	(1)
Amortization of deferred compensation	—	—	—	304	—	—	304	—	304
Performance stock units	—	—	—	93	—	—	93	—	93
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(11)	(11)
Balance, March 31, 2021 (Predecessor)	(478)	25	1,965	1,986,666	21	(1,483,198)	505,479	1,139	506,618
Net loss	(70)	—	—	—	—	(8,882)	(8,882)	(609)	(9,491)
Other comprehensive loss	—	—	—	—	(27)	—	(27)	—	(27)
Cancellation of 14,326 shares of restricted stock	—	—	(1)	(17)	—	—	(18)	—	(18)
Amortization of deferred compensation	—	—	—	256	—	—	256	—	256
Performance stock units	—	—	—	94	—	—	94	—	94
Adjustment for noncontrolling interests	5	—	—	(17)	—	—	(17)	12	(5)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(343)	(343)
Balance, June 30, 2021 (Predecessor)	$(543)	$25	$1,964	$1,986,982	$(6)	$(1,492,080)	$496,885	$199	$497,084

	Equity
	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2021 (Successor)	$21	$547,726	$(3)	$(151,545)	$396,199	$4,901	$401,100
Net loss	—	—	—	(40,722)	(40,722)	(2,501)	(43,223)
Other comprehensive income	—	—	42	—	42	—	42
Share-based compensation expense	—	2,743	—	—	2,743	—	2,743
Conversion of exchangeable notes into 10,982,795 shares of common stock	11	152,527	—	—	152,538	—	152,538
Contributions from noncontrolling interests	—	—	—	—	—	143	143
Balance, March 31, 2022 (Successor)	32	702,996	39	(192,267)	510,800	2,543	513,343
Net loss	—	—	—	(41,388)	(41,388)	(2,417)	(43,805)
Other comprehensive loss	—	—	(33)	—	(33)	—	(33)
Dividends declared - common stock	—	—	—	(7,954)	(7,954)	—	(7,954)
Share-based compensation expense	—	2,818	—	—	2,818	—	2,818
Adjustment for noncontrolling interests	—	70	—	—	70	(70)	—
Distributions to noncontrolling interests	—	—	—	—	—	(2,744)	(2,744)
Balance, June 30, 2022 (Successor)	$32	$705,884	$6	$(241,609)	$464,313	$(2,688)	$461,625

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Successor	Predecessor
	Six Months Ended June 30,	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(87,028)	$(37,841)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	133,419	95,611
Net amortization of deferred financing costs and debt discounts	98,923	1,496
Net amortization of intangible lease assets and liabilities	11,078	385
(Gain) loss on sales of real estate assets	(19)	192
Gain on insurance proceeds	(803)	—
Gain on deconsolidation	(36,250)	(55,131)
Write-off of development projects	834	287
Share-based compensation expense	5,561	739
Loss on impairment	252	57,182
Equity in (earnings) losses of unconsolidated affiliates	(10,606)	7,351
Distributions of earnings from unconsolidated affiliates	12,583	6,676
Change in estimate of uncollectable revenues	(2,699)	15,525
Change in deferred tax accounts	(1,334)	—
Changes in:
Tenant and other receivables	937	19,352
Other assets	(513)	(2,111)
Accounts payable and accrued liabilities	(36,246)	20,784
Net cash provided by operating activities	88,089	130,497
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(14,660)	(13,836)
Proceeds from sales of real estate assets	1,569	5,612
Purchases of available-for-sale securities	(299,993)	(319,887)
Redemptions of available-for-sale securities	299,934	368,380
Proceeds from insurance	743	—
Payments received on mortgage and other notes receivable	33	425
Additional investments in and advances to unconsolidated affiliates	(1,061)	124
Distributions in excess of equity in earnings of unconsolidated affiliates	17,059	4,790
Changes in other assets	(934)	(1,420)
Net cash provided by investing activities	2,690	44,188
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	425,000	—
Principal payments on mortgage and other indebtedness	(475,322)	(23,854)
Additions to deferred financing costs	(15,196)	(1)
Contributions from noncontrolling interests	143	—
Payment of tax withholdings for restricted stock awards	—	(11)
Distributions to noncontrolling interests	(2,744)	(354)
Net cash used in financing activities	(68,119)	(24,220)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	22,660	150,465
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	236,198	121,722
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$258,858	$272,187
Reconciliation from condensed consolidated statements of cash flows to condensed consolidated balance sheets:
Cash and cash equivalents	$177,065	$143,874
Restricted cash (1):
Restricted cash	47,155	100,626
Mortgage escrows	34,638	27,687
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$258,858	$272,187

SUPPLEMENTAL INFORMATION
Cash paid for interest, net of amounts capitalized	$64,626	$26,755
Cash paid for reorganization items	$5,648	$35,602
(1)	Included in intangible lease assets and other assets in the condensed consolidated balance sheets.

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

As of June 30, 2022, the Operating Partnership owned interests in the following properties:

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

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. As of June 30, 2022, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.00% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 98.97% limited partner interest for a combined interest held by CBL of 99.97%. As of June 30, 2022, third parties owned a 0.03% limited partner interest in the Operating Partnership.

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

The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. All intercompany transactions have been eliminated. The results for the interim period ended June 30, 2022 are not necessarily indicative of the results to be obtained for the full fiscal year.

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

Reclassifications

The Successor Company reclassified mortgage and other notes receivable of $384 into other receivables at December 31, 2021 to conform with the current period presentation.

Note 2 – Summary of Significant Accounting Policies

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

Management’s collection assessment took into consideration the type of retailer, billing disputes, lease negotiation status and executed deferral or abatement agreements, as well as recent rent collection experience and tenant bankruptcies based on the best information available to management at the time of evaluation. For the three-month Successor period ended June 30, 2022 there was a reversal of $1,831 related to uncollectable revenues, which includes the reversal of $920 for straight line rent receivables. For the six-month Successor period ended June 30, 2022 there was a reversal of $2,699 related to uncollectable revenues, which includes the write-off of $63 for straight line rent receivables. For the three-month Predecessor period ended June 30, 2021, revenues were reduced by $6,704 associated with uncollectable revenues, which includes the write-off of $2,623 for straight line rent receivables. For the six-month Predecessor period ended June 30, 2021, revenues were reduced by $15,525 associated with uncollectable revenues, which includes the write-off of $4,302 for straight line rent receivables.

Note 3 – Revenues

Revenues

The following table presents the Company's revenues disaggregated by revenue source for the three months ended June 30, 2022 and 2021:

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,
	2022	2021
Rental revenues	$131,832	$131,316
Revenues from contracts with customers (ASC 606):
Operating expense reimbursements	1,929	1,674
Management, development and leasing fees (1)	1,786	1,449
Marketing revenues (2)	759	520
	4,474	3,643

Other revenues	712	1,602
Total revenues (3)	$137,018	$136,561
(1)	Included in All Other segment.
(2)	Marketing revenues solely relate to the Malls segment for all periods presented.
(3)	Sales taxes are excluded from revenues.

The following table presents the Company's revenues disaggregated by revenue source for the six months ended June 30, 2022 and 2021:

	Successor	Predecessor
	Six Months Ended June 30,	Six Months Ended June 30,
	2022	2021
Rental revenues	$267,164	$259,491
Revenues from contracts with customers (ASC 606):
Operating expense reimbursements	4,118	3,830
Management, development and leasing fees (1)	3,555	3,108
Marketing revenues (2)	744	821
	8,417	7,759

Other revenues	1,539	2,495
Total revenues (3)	$277,120	$269,745
(1)	Included in All Other segment.
(2)	Marketing revenues solely relate to the Malls segment for all periods presented.
(3)	Sales taxes are excluded from revenues.

See Note 9 for information on the Company's segments.

Revenues from Contracts with Customers

Outstanding Performance Obligations

The Company has outstanding performance obligations related to certain noncancellable contracts with customers for which it will receive fixed operating expense reimbursements for providing certain maintenance and other services as described above. As of June 30, 2022, the Company expects to recognize these amounts as revenue over the following periods:

Performance obligation	Less than 5 years	5-20 years	Over 20 years	Total
Fixed operating expense reimbursements	$20,928	$46,987	$42,879	$110,794

The Company evaluates its performance obligations each period and makes adjustments to reflect any known additions or cancellations. Performance obligations related to variable consideration, which is based on sales, are constrained.

Note 4 – Leases

The components of rental revenues for the three months ended June 30, 2022 and 2021 are as follows:

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,
	2022	2021
Fixed lease payments	$96,733	$69,543
Variable lease payments	35,099	61,773
Total rental revenues	$131,832	$131,316

The components of rental revenues for the six months ended June 30, 2022 and 2021 are as follows:

	Successor	Predecessor
	Six Months Ended June 30,	Six Months Ended June 30,
	2022	2021
Fixed lease payments	$192,381	$140,770
Variable lease payments	74,783	118,721
Total rental revenues	$267,164	$259,491

The undiscounted future fixed lease payments to be received under the Successor Company's operating leases as of June 30, 2022, are as follows:

Years Ending December 31,	Operating Leases
2022 (1)	$182,052
2023	324,701
2024	265,550
2025	206,707
2026	153,831
2027	104,318
Thereafter	227,526
Total undiscounted lease payments	$1,464,685
(1)	Reflects rental payments for the fiscal period July 1, 2022 to December 31, 2022.

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

Fair Value Measurements on a Recurring Basis

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments. The estimated fair value of mortgage and other indebtedness was $1,886,786 as of June 30, 2022. The estimated fair value of the 10% senior secured notes due 2029 (the “Secured Notes”) and mortgage and other indebtedness was $2,059,094 as of December 31, 2021. The fair value of mortgage and other indebtedness was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently.

The Company elected the fair value option in conjunction with the issuance of the Secured Notes because it believed that the fair value option provided the most accurate depiction of the then-current value of the Secured Notes. On June 7, 2022, the Company completed the redemption of all outstanding Secured Notes.

The following table sets forth information regarding the Secured Notes for the year ended December 31, 2021:

Debt Instrument	Carrying amount as of December 31, 2021	Change in fair value	Fair value as of December 31, 2021 (1)
Secured Notes	$395,000	$395	$395,395
(1)	The fair value was calculated using Level 1 inputs.

During the three and six months ended June 30, 2022, the Company has continued to reinvest the cash from maturing U.S. Treasury securities into new U.S. Treasury securities. The Company designated the U.S. Treasury securities as available-for-sale (“AFS”). The following table sets forth information regarding the Company’s AFS securities that were measured at fair value for the six months ended June 30, 2022:

AFS Security	Amortized Cost (1)	Allowance for credit losses (2)	Total unrealized gain	Fair value as of June 30, 2022
U.S. Treasury securities	$150,057	$—	$6	$150,063
(1)	The U.S. Treasury securities have maturities through November 2022.
(2)

U.S Treasury securities have a long history with no credit losses. Additionally, the Company notes that U.S Treasury securities are explicitly fully guaranteed by a sovereign entity that can print its own currency and that the sovereign entity’s currency is routinely held by central banks and other major financial institutions, is used in international commerce, and commonly viewed as a reserve currency, all of which qualitatively indicate that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. Therefore, the Company did not record expected credit losses for its U.S Treasury securities for the six months ended June 30, 2022.

The following table sets forth information regarding the Company’s AFS securities that were measured at fair value for the year ended December 31, 2021:

AFS Security	Amortized Cost	Allowance for credit losses (1)	Total unrealized loss	Fair value as of December 31, 2021
U.S. Treasury securities	$149,999	$—	$(3)	$149,996
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

Long-lived Assets Measured at Fair Value in 2022

During the six months ended June 30, 2022, the Successor Company adjusted the negative equity in Greenbrier Mall to zero upon deconsolidation, which represents the estimated fair value of the Successor Company’s investment in that property. See Note 7 for additional information.

During the three and six months ended June 30, 2022, the Successor Company sold an outparcel at the Pavilion at Port Orange. Gross sales proceeds amounted to $1,660 and the transaction resulted in a loss on sale of $252.

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

During the six months ended June 30, 2021, the Predecessor Company recognized impairments of real estate of $57,182 related to three malls.

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

During the six months ended June 30, 2021, the Predecessor Company adjusted the combined negative equity in Asheville Mall and Park Plaza to zero upon deconsolidation, which represented the estimated fair values of the Predecessor Company’s investments in these properties.

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

2022 Dispositions

During the six months ended June 30, 2022, the Successor Company deconsolidated Greenbrier Mall. See Note 5 for additional information. Other than the deconsolidation of Greenbrier Mall, the Successor Company had no significant dispositions during the three and six months ended June 30, 2022.

2021 Dispositions

During the six months ended June 30, 2021, the Predecessor Company deconsolidated Asheville Mall and Park Plaza. See Note 5 for additional information. Other than the deconsolidation of Asheville Mall and Park Plaza, the Predecessor Company had no significant dispositions during the three and six months ended June 30, 2021.

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

At June 30, 2022, the Company had investments in 26 entities, which are accounted for using the equity method of accounting. The Company's ownership interest in these unconsolidated affiliates ranges from 20% to 100%. Of these entities, 14 are owned in 50/50 joint ventures.

2022 Activity - Unconsolidated Affiliates

Ambassador Town Center J.V., LLC

In June 2022, the joint venture entered into a new $42,492, non-recourse loan secured by Ambassador Town Center. The loan matures in June 2029 and bears a fixed interest rate of 4.35%. The previous loan was paid off in conjunction with the closing of the new loan.

Asheville Mall CBMS, LLC

Subsequent to June 30, 2022, the Company transferred title to the mall to the mortgage holder in satisfaction of the non-recourse debt secured by the property. See Note 14 for additional information.

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

Greenbrier Mall II, LLC

In March 2022, the Company deconsolidated Greenbrier Mall as a result of the Company losing control when the property was placed in receivership. As of June 30, 2022, the loan secured by Greenbrier Mall had an outstanding balance of $61,647. For the six months ended June 30, 2022, the Company recognized a gain on deconsolidation of $36,250.

Louisville Outlet Shoppes, LLC

In May 2022, the joint venture entered into a forbearance agreement with the lender regarding the default triggered by the bankruptcy filing related to the loan secured by The Outlet Shoppes of the Bluegrass.

Mall of South Carolina, LP and Mall of South Carolina Outparcel, LP

In March 2022, the joint ventures entered into forbearance agreements with the lenders regarding the default triggered by the Chapter 11 Cases related to the loans secured by Coastal Grand.

Shoppes at Eagle Point, LLC

In April 2022, the joint venture entered into a new $40,000, ten-year, non-recourse loan secured by The Shoppes at Eagle Point. The new loan bears a fixed interest rate of 5.4%. Proceeds from the new loan were utilized to retire the previous partial recourse loan, which was set to mature in October 2022.

York Town Center Holding, LP

In March 2022, the joint venture entered into a $30,000 non-recourse mortgage note payable, secured by York Town Center, that provides for a three-year term and a fixed interest rate of 4.75%. The monthly debt service is interest only for the first eighteen months. Proceeds from the new loan were used to retire the previous loans.

Condensed Combined Financial Statements - Unconsolidated Affiliates

Condensed combined financial statement information of the unconsolidated affiliates are as follows:

	June 30, 2022	December 31, 2021
ASSETS:
Investment in real estate assets	$2,049,298	$2,364,154
Accumulated depreciation	(808,042)	(934,374)
	1,241,256	1,429,780
Developments in progress	7,385	7,288
Net investment in real estate assets	1,248,641	1,437,068
Other assets	205,152	188,683
Total assets	$1,453,793	$1,625,751
LIABILITIES:
Mortgage and other indebtedness, net	$1,501,971	$1,452,794
Other liabilities	65,531	64,598
Total liabilities	1,567,502	1,517,392
OWNERS' EQUITY:
The Company	7,893	102,792
Other investors	(121,602)	5,567
Total owners' equity (deficit)	(113,709)	108,359
Total liabilities and owners’ equity	$1,453,793	$1,625,751

	Three Months Ended June 30,	Three Months Ended June 30,
	2022	2021
Total revenues	$65,551	$57,747
Net income (loss) (1)	$12,384	$(9,698)

	Six Months Ended June 30,	Six Months Ended June 30,
	2022	2021
Total revenues	$129,288	$116,503
Net income (loss) (1)	$33,062	$(13,019)
(1)

The Successor Company's pro rata share of net income was $2,039 and $10,606 for the three and six months ended June 30, 2022, respectively. The Predecessor Company’s pro rata share of net loss was $(4,275) and $(7,351) for the three and six months ended June 30, 2021, respectively.

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

Consolidated VIEs

As of June 30, 2022, the Company had investments in 11 consolidated VIEs with ownership interests ranging from 50% to 92%.

Unconsolidated VIEs

The table below lists the Company's unconsolidated VIEs as of June 30, 2022:

Unconsolidated VIEs:	Investment in Real Estate Joint Ventures and Partnerships	Maximum Risk of Loss
Ambassador Infrastructure, LLC (1)	$—	$7,001
Asheville Mall CMBS, LLC (2)	—	—
Atlanta Outlet JV, LLC (1)	—	4,406
CBL-T/C, LLC	—	—
EastGate Mall CMBS, LLC	—	—
El Paso Outlet Center Holding, LLC	—	—
Fremaux Town Center JV, LLC	1,762	1,762
Greenbrier Mall II, LLC	—	—
Louisville Outlet Shoppes, LLC (1)	—	7,797
Mall of South Carolina L.P.	—	—
Vision - CBL Hamilton Place, LLC	2,421	2,421
	$4,183	$23,387
(1)	The Operating Partnership has guaranteed all or a portion of the debt of each of these VIEs. See Note 11 for more information.
(2)	Subsequent to June 30, 2022, the property was transferred to lender.

Note 8 – Mortgage and Other Indebtedness, Net

Debt of the Company

CBL has no indebtedness. Consolidated subsidiaries that it has a direct or indirect ownership interest in are the borrowers on all the Company's debt.

CBL is a limited guarantor of the secured term loan for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates.

Debt of the Operating Partnership

The Company’s Secured Notes and mortgage and other indebtedness, net, consisted of the following:

	June 30, 2022		December 31, 2021
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt at fair value:
Secured Notes - at fair value (carrying amount of $395,000 as of December 31, 2021)	$—	—	$395,395	10.00%

Fixed-rate debt:
Exchangeable senior secured notes	—	—	150,000	7.00%
Non-recourse loans on operating properties	881,513	4.90%	916,927	5.04%
Total fixed-rate debt	881,513	4.90%	1,066,927	5.32%
Variable-rate debt:
Secured term loan	853,331	3.81%	880,091	3.75%
Open-air centers and outparcels loan	360,000	6.10%	—	—
Non-recourse loans on operating properties	57,540	4.20%	66,911	3.21%
Total variable-rate debt	1,270,871	4.48%	947,002	3.71%
Total fixed-rate and variable-rate debt	2,152,384	4.65%	2,013,929	4.56%
Unamortized deferred financing costs	(16,028)		(1,567)
Debt discounts (2)	(100,967)		(199,153)
Total mortgage and other indebtedness, net	$2,035,389		$1,813,209
(1)	Weighted-average interest rate excludes amortization of deferred financing costs.
(2)

In conjunction with fresh start accounting, the Company estimated the fair value of its mortgage notes with the assistance of a third-party valuation advisor. This resulted in recognizing a debt discount on the Effective Date. The debt discount is accreted over the term of the respective debt using the effective interest method. The remaining debt discounts at June 30, 2022 will be accreted over a weighted average period of 3.2 years.

Non-recourse loans on operating properties, the open-air centers and outparcels loan and the secured term loan include loans that are secured by properties owned by the Company that have a carrying value of $943,373 at June 30, 2022.

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

The loan secured by Cross Creek Mall was extended through July 2022. The Company remains in discussions with the lender regarding an extension. As of June 30, 2022, the loan had an outstanding balance of $99,875.

In May 2022, the loan secured by Arbor Place was extended for an additional four years, with a new maturity date of May 2026. The interest rate will remain at the current fixed rate of 5.10%.

In May 2022, the loan secured by Northwoods Mall was extended for an additional four years, with a new maturity date of April 2026. The interest rate will remain at the current fixed rate of 5.08%.

In May 2022, the Company entered into a new $65,000 non-recourse loan. The loan has a ten-year term with a fixed interest rate of 5.85%. It is interest only for the first three years. The loan is secured by open-air centers, which include Hamilton Crossing, Hamilton Corner, The Terrace and The Shoppes at Hamilton Place. Proceeds from the loan were used to redeem $60,000 aggregate principal amount of the Secured Notes. Also, the previous $7,058 Hamilton Crossing loan was paid off in conjunction with the closing of the new loan.

In June 2022, the Company entered into a new $360,000 loan. The interest rate is a fixed 6.95% for $180,000 of the $360,000 loan, with the other half of the loan bearing a variable interest rate based on the 30-day SOFR plus 4.10%. The loan has an initial term of five years with one two-year extension, subject to certain conditions. The loan is secured by a pool of 90 outparcels and 13 open-air centers. The open-air centers include Alamance Crossing West, CoolSprings Crossing, Courtyard at Hickory Hollow, Frontier Square, Gunbarrel Pointe, Harford Annex, The Plaza at Fayette, Sunrise Commons, The Shoppes at St. Clair Square, The Landing at Arbor Place, West Towne Crossing, West Towne District and WestGate Crossing. Proceeds from the loan were used to complete the redemption of all $335,000 outstanding on the Secured Notes, which eliminated the recourse guaranty. Also, proceeds were used to paydown $8,322 on the Brookfield Square Anchor Redevelopment loan, which had an outstanding balance of $18,690 as of June 30, 2022.

In June 2022, the Company paid off the $14,949 loan secured by CBL Center at maturity.

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

Exit Credit Agreement

On November 1, 2021, CBL & Associates HoldCo I, LLC (“HoldCo I”), a wholly owned subsidiary of the Operating Partnership, entered into an amended and restated credit agreement (the “Exit Credit Agreement”), providing for an $883,700 senior secured term loan that matures November 1, 2025. The Operating Partnership provided a limited guaranty up to a maximum of $175,000 (the “Principal Liability Cap”). The Principal Liability Cap will be reduced by an amount equal to 100% of the first $2,500 in principal amortization made by HoldCo I each calendar year and will be reduced further by 50% of the principal amortization payments made by HoldCo I each calendar year in excess of the first $2,500 in principal amortization for such calendar year. As of June 30, 2022, the Principal Liability Cap had been reduced to $155,021. The Principal Liability Cap is eliminated when the loan balance is reduced below $650,000.

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

Scheduled Principal Payments

As of June 30, 2022, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, are as follows:

2022 (1)	$162,736
2023	220,033
2024	108,423
2025	790,796
2026	281,741
2027	360,896
Thereafter	62,855
Total	1,987,480
Principal balance of loans with maturity date prior to June 30, 2022 (2)	164,904
Total mortgage and other indebtedness	$2,152,384
(1)	Reflects scheduled principal amortization and balloon payments for the fiscal period July 1, 2022 through December 31, 2022.
(2)

Represents the aggregate principal balance as of June 30, 2022 of loans past their maturity date consisting of the loans secured by Parkdale Mall and Crossing, Alamance Crossing and Southpark Mall. The Company is in discussions with the lender regarding the loans secured by these properties. The loan secured by Parkdale Mall and Crossing matured in March 2021 and had a balance of $68,123 as of June 30, 2022. The loan secured by Alamance Crossing matured in July 2021 and had a balance of $41,981 as of June 30, 2022. The loan secured by Southpark Mall matured in June 2022 and had a balance of $54,800 as of June 30, 2022.

Of the $162,736 of scheduled principal payments for the remainder of 2022, $129,545 relates to the maturing principal balance of two operating property loans. The Company is in discussions with the lenders.

As of June 30, 2022, the Company had $859,821 of property-level debt and related obligations, including the Company’s share of unconsolidated debt and related obligations, maturing or callable within the next 12 months from the issuance of the financial statements. Subsequent to June 30, 2022, the Company extended the maturity date for the $68,123 loan secured by Parkdale Mall and Crossing. See Note 14 for additional information. Management intends to refinance and/or extend the maturity dates for the remaining $791,698 of such mortgage notes payable. In instances where a refinancing and/or extension of maturity dates is unsuccessful the Company will repay certain of the mortgage notes based on the availability of liquidity and convey certain properties to the lender to satisfy the debt obligation.

Note 9 – Segment Information

The Company measures performance and allocates resources according to property type, which is determined based on certain criteria such as type of tenants, capital requirements, economic risks, leasing terms, and short and long-term returns on capital. Rental income and tenant reimbursements from tenant leases provide the majority of revenues from all segments.

Information on the Company’s segments is presented as follows:

Three Months Ended June 30, 2022 (Successor)	Malls (1)	All Other (2)	Total
Revenues (3)	$117,191	$19,827	$137,018
Property operating expenses (4)	(40,708)	(5,088)	(45,796)
Interest expense	(38,691)	(16,426)	(55,117)
Gain on sales of real estate assets	—	3	3
Other expense	—	(834)	(834)
Segment profit (loss)	$37,792	$(2,518)	35,274
Depreciation and amortization			(64,476)
General and administrative			(18,450)
Litigation settlement			65
Interest and other income			910
Reorganization items, net			613
Loss on impairment			(252)
Income tax benefit			472
Equity in earnings of unconsolidated affiliates			2,039
Net loss			$(43,805)
Capital expenditures (5)	$6,367	$1,351	$7,718

Three Months Ended June 30, 2021 (Predecessor)	Malls (1)	All Other (2)	Total
Revenues (3)	$125,504	$11,057	$136,561
Property operating expenses (4)	(41,132)	(2,385)	(43,517)
Interest expense	(21,584)	(715)	(22,299)
Gain on sales of real estate assets	—	107	107
Other expense	(64)	(223)	(287)
Segment profit	$62,724	$7,841	70,565
Depreciation and amortization			(47,499)
General and administrative expense			(11,269)
Litigation settlement			(57)
Interest and other income			752
Reorganization items			(17,073)
Income tax provision			(705)
Equity in losses of unconsolidated affiliates			(4,275)
Net loss			$(9,561)
Capital expenditures (5)	$10,308	$1,979	$12,287
(1)	The Malls category includes malls, lifestyle centers and outlet centers.
(2)	The All Other category includes open-air centers, outparcels, office buildings, self-storage facilities, corporate-level debt and the Management Company.
(3)	Management, development and leasing fees are included in All Other category. See Note 3 for information on the Company’s revenues disaggregated by revenue source for each of the above segments.
(4)	Property operating expenses include property operating, real estate taxes and maintenance and repairs.

(5)	Includes additions to and acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

Six Months Ended June 30, 2022 (Successor)	Malls (1)	All Other (2)	Total
Revenues (3)	$238,619	$38,501	$277,120
Property operating expenses (4)	(85,392)	(8,749)	(94,141)
Interest expense	(109,850)	(35,926)	(145,776)
Gain on sales of real estate assets	—	19	19
Other expense	—	(834)	(834)
Segment profit (loss)	$43,377	$(6,989)	36,388
Depreciation and amortization			(133,419)
General and administrative			(36,524)
Litigation settlement			146
Interest and other income			1,064
Reorganization items, net			(958)
Loss on impairment			(252)
Gain on deconsolidation			36,250
Income tax provision			(329)
Equity in earnings of unconsolidated affiliates			10,606
Net loss			$(87,028)
Capital expenditures (5)	$10,327	$3,221	$13,548

Six Months Ended June 30, 2021 (Predecessor)	Malls (1)	All Other (2)	Total
Revenues (3)	$244,832	$24,913	$269,745
Property operating expenses (4)	(86,727)	(5,924)	(92,651)
Interest expense	(44,754)	(1,675)	(46,429)
Other expense	(64)	(223)	(287)
Loss on sales of real estate assets	—	(192)	(192)
Segment profit	$113,287	$16,899	130,186
Depreciation and amortization			(95,611)
General and administrative expense			(23,881)
Litigation settlement			801
Interest and other income			1,528
Reorganization items			(40,006)
Gain on deconsolidation			55,131
Loss on impairment			(57,182)
Income tax provision			(1,456)
Equity in losses of unconsolidated affiliates			(7,351)
Net loss			$(37,841)
Capital expenditures (5)	$13,799	$2,616	$16,415

Total assets	Malls (1)	All Other (2)	Total
June 30, 2022	$1,792,415	$982,127	$2,774,542

December 31, 2021	$1,961,061	$984,918	$2,945,979

(1)	The Malls category includes malls, lifestyle centers and outlet centers.
(2)	The All Other category includes open-air centers, outparcels, office buildings, self-storage facilities, corporate-level debt and the Management Company.
(3)	Management, development and leasing fees are included in All Other category. See Note 3 for information on the Company’s revenues disaggregated by revenue source for each of the above segments.
(4)	Property operating expenses include property operating, real estate taxes and maintenance and repairs.

(5)	Includes additions to and acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

Note 10 – Earnings per Share

Basic earnings per share ("EPS") is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potential dilutive common shares outstanding.

Due to a net loss for the three- and six-month periods ended June 30, 2022, the computation of diluted EPS does not include contingently issuable shares due to their anti-dilutive nature. Had the Company reported net income for the three months ended June 30, 2022, the denominator for diluted EPS would have been 31,159,633, including 187,121 contingently issuable shares related to performance stock units (“PSUs”) and nonvested restricted stock awards. Had the Company reported net income for the six months ended June 30, 2022, the denominator for diluted EPS would have been 29,268,236, including 176,755 contingently issuable shares related to PSUs and nonvested restricted stock awards. There were no potential dilutive common shares and there were no anti-dilutive shares for the three and six months ended June 30, 2021.

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

The operative complaint filed in the Securities Class Action Litigation alleges violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s contingent liabilities, business, operations, and prospects during the period of time specified above. The plaintiffs seek compensatory damages and attorneys’ fees and costs, among other relief, but have not specified the amount of damages sought. On May 3, 2022, the court dismissed the Company from the Securities Class Action Litigation but declined to dismiss the individual defendants. The court also lifted the stay of the proceedings and, on June 9, 2022, entered a scheduling order. The parties are currently engaged in discovery. The outcome of these legal proceedings cannot be predicted with certainty.

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

Environmental Contingencies

The Company evaluates potential loss contingencies related to environmental matters using the same criteria described above related to litigation matters. Based on current information, an unfavorable outcome concerning such environmental matters, both individually and in the aggregate, is considered to be reasonably possible. However, the Company believes its maximum potential exposure to loss would not be material to its results of operations or financial condition. The Company has a master insurance policy that provides coverage through 2027 for certain environmental claims up to $40,000 per occurrence and up to $40,000 in the aggregate, subject to deductibles and certain exclusions. At certain locations, individual policies are in place.

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

The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022						Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership	Maximum Guaranteed Amount	Debt Maturity Date (1)		June 30, 2022	December 31, 2021
West Melbourne I, LLC - Phase I	50%	$38,331	50%	$19,165	Feb-2025	(2)	$191	$195
West Melbourne I, LLC - Phase II	50%	13,579	50%	6,789	Feb-2025	(2)	68	69
Port Orange I, LLC	50%	50,547	50%	25,274	Feb-2025	(2)	253	258
Ambassador Infrastructure, LLC	65%	7,001	100%	7,001	Mar-2025		70	83
Shoppes at Eagle Point, LLC	50%	39,961	—	—	May-2032	(3)	—	127
Atlanta Outlet JV, LLC	50%	4,406	100%	4,406	Nov-2023		—	—
Louisville Outlet Shoppes, LLC	50%	7,797	100%	7,797	Oct-2022		—	—
Total guaranty liability							$582	$732
(1)	Excludes any extension options.
(2)	These loans have a one-year extension option at the joint venture’s election.
(3)	The guaranty was removed when the Company entered into a new loan in April 2022.

For the three and six months ended June 30, 2022, the Successor Company evaluated each guaranty, listed in the table above, individually by evaluating the debt service ratio, cash flow forecasts and the performance of each loan. The result of the analysis was that each loan is current and performing. The Successor Company did not record a credit loss related to the guarantees listed in the table above for the three and six months ended June 30, 2022.

For the three and six months ended June 30, 2021, the Predecessor Company evaluated each guaranty, listed in the table above, individually by evaluating the debt service ratio, cash flow forecasts, the performance of each loan and, where applicable, the collateral value in relation to the outstanding amount of the loan. The result of the analysis was that each loan is current, performing and, where applicable, the collateral value was greater than the outstanding amount of the loan. The Predecessor Company did not record a credit loss related to the guarantees listed in the table above for the three and six months ended June 30, 2021.

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

Restricted Stock Awards

Compensation expense is recognized on a straight-line basis over the requisite service period. The share-based compensation expense related to the restricted stock awards of the Successor Company was $1,696 and $3,318 for the three and six months ended June 30, 2022, respectively. The share-based compensation expense related to the restricted stock awards of the Predecessor Company was $246 and $543 for the three and six months ended June 30, 2021, respectively. Share-based compensation cost resulting from share-based awards is recorded at the Management Company, which is a taxable entity.

A summary of the status of the Company’s nonvested restricted stock awards as of June 30, 2022, and changes during the period from January 1, 2022 through June 30, 2022, are presented below:

	Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested at January 1, 2022	784,999	$27.57
Granted	56,667	$27.49
Nonvested at June 30, 2022	841,666	$27.56

As of June 30, 2022, there was $19,582 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the EIP, which is expected to be recognized over a weighted-average period of 3.3 years.

As of the Effective Date, nonvested restricted stock of the Predecessor Company was deemed vested and the Company’s 2012 stock incentive plan, as amended, pursuant to which such restricted stock had been granted, was terminated.

Performance Stock Awards

In February 2022, the compensation committee of the board of directors of the Company approved the terms of new awards of PSUs. The PSUs are earned over a four-year performance period aligned with fiscal years 2022 (includes the Successor period from November 1, 2021 through December 31, 2021) through 2025, with one-quarter of the PSUs assigned to each fiscal year within the four-year performance period (each, an “Annual Performance Period” and all four, collectively, the “Full Performance Period”). The number of PSUs earned for each fiscal year within the four-year performance period will be determined based on the achievement of both (i) a quantitative total market return goal (the “TMR Goal”), and (ii) a Company-specific stated goal (the “Stated Goal”), for such fiscal year. The total market return (or TMR) is calculated as the sum of: (i) the average of the multiple of the Company’s average number of shares of common stock outstanding and the average closing share price of common stock for twenty consecutive trading days, and (ii) the value of cash dividends declared during the applicable fiscal year performance period. The TMR Goal will be met if the required level of total market return is achieved at any time during the last 90 trading days of the applicable fiscal year; provided that an additional six month extended measurement period will be applied for the fourth and final fiscal year (the “TMR Year 4 Grace Period”). The Stated Goal for each year will be met if it is achieved at any time during a cumulative performance period beginning November 1, 2021 and ending on December 31 of the applicable calendar year (the “Stated Goal Performance Period”), subject to a grace period of 6-months following the last day of each Stated Goal Performance Period (the “Stated Goal Grace Period”). If the Stated Goal is not achieved for any fiscal year measurement period (including the applicable grace period), then the PSUs allocable to that fiscal year will be forfeited. If the Stated Goal for a fiscal year is achieved but the TMR Goal is not achieved, then the unearned PSUs for the fiscal year will carry over to the succeeding fiscal year and may be earned based on attainment of the goals for the subsequent performance period. If the Stated Goal is achieved for all four fiscal years, then 50% of any outstanding PSUs will be earned. If a participating officer’s employment is terminated prior to the end of any annual performance period due to death or disability (as defined in the PSU award agreements), or due to a termination by the Company without cause (as defined in the PSU award agreements), then the officer will be entitled to receive a pro rata portion of any PSUs earned for that annual performance period (determined by dividing the number of days from January 1 of the applicable annual performance period through the date of such termination by 365), and any remaining PSUs for such annual performance period, and any subsequent annual performance period, will be forfeited.

In February 2022, the Company issued 727,223 PSUs to senior officers. The PSUs had a weighted-average grant date fair value of $24.67.

Management assesses the Stated Goals quarterly to determine whether it is probable they will be achieved. The Company begins recognizing compensation expense on a straight-line basis over the remaining service period once the Stated Goal is deemed probable of achievement. Share-based compensation expense related to the Successor Company’s PSUs was $1,122 and $2,243 for the three and six months ended June 30, 2022, respectively. Share-based compensation expense related to the Predecessor Company’s PSUs was $94 and $189 for the three and six months ended June 30, 2021. The unrecognized compensation expense related to the Successor Company’s PSUs was $15,699 as of June 30, 2022, which is expected to be recognized over a weighted-average period of 3.5 years.

As of the Effective Date, all outstanding PSUs of the Predecessor Company were deemed cancelled.

Note 13 – Noncash Investing and Financing Activities

The Company’s noncash investing and financing activities were as follows:

	Successor	Predecessor
	Six Months Ended June 30,	Six Months Ended June 30,
	2022	2021
Additions to real estate assets accrued but not yet paid	$10,195	$8,332
Accrued dividends and distributions payable	7,956	—
Deconsolidation upon loss of control (1):
Decrease in real estate assets	(18,810)	(84,860)
Decrease in mortgage and other indebtedness	56,226	134,354
Decrease in operating assets and liabilities	5,686	5,808
Decrease in intangible lease and other assets	(6,852)	(171)
(1)	See Note 7 for additional information.

Note 14 – Subsequent Events

In July 2022, the Company redeemed $150,019 in U.S. Treasury securities and purchased $249,712 in new U.S. Treasury securities with maturities through July 2023.

In July 2022, the Company purchased the JC Penney parcel at CoolSprings Galleria for a gross purchase price of $6,040.

In August 2022, the lender foreclosed on the loan secured by Asheville Mall.

In August 2022, the loan secured by Parkdale Mall and Crossing was extended to March 2026.

In August 2022, the Company’s board of directors declared a dividend of $0.25 per common share for the quarter ending September 30, 2022, payable in cash on September 30, 2022 to shareholders of record as of September 15, 2022.

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

Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance or results and we can give no assurance that these expectations will be attained. It is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of known and unknown risks and uncertainties. Currently, a significant factor that could cause actual outcomes to differ materially from our forward-looking statements is the adverse effect of the COVID-19 pandemic, and state and/or local regulatory responses to control it, on our financial condition, operating results and cash flows, our tenants and their customers, the real estate market in which we operate, the global economy and the financial markets. Although we have operated in the COVID-19 environment for over two years, the extent to which the COVID-19 pandemic impacts us and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the direct and indirect economic effects of the pandemic and containment measures, and potential changes in consumer behavior, among others. In addition to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, such known risks and uncertainties include, without limitation:

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

Fresh Start Accounting

Upon emergence from bankruptcy, we qualified for and adopted fresh start accounting in accordance with Accounting Standards Codification Topic 852 – Reorganizations (“ASC 852”), which resulted in our becoming a new entity for financial reporting purposes. Our financial results for the three and six months ended June 30, 2021 are referred to as those of the “Predecessor.” Our financial results for the three and six months ended June 30, 2022 are referred to as those of the “Successor.” Our results of operations as reported in our condensed consolidated financial statements for these periods are prepared in accordance with GAAP. See Note 3 in the annual report on Form 10-K for the year ended December 31, 2021 for additional information.

Executive Overview

We are a self-managed, self-administered, fully integrated REIT that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, outlet centers, lifestyle centers, open-air centers and other properties. See Note 1 to the condensed consolidated financial statements for information on our property interests as of June 30, 2022. We have elected to be taxed as a REIT for federal income tax purposes.

Our portfolio generated improved lease spreads for new leases and significant sequential and year-over-year occupancy growth. We are setting the stage for future growth through the recent completion of redevelopment projects at Kirkwood Mall, Sunrise Mall and Cross Creek Mall with more planned completions and new project starts anticipated in the coming months. We are seeing ongoing interest across our portfolio from hotels, multi-family, medical, entertainment, restaurants and other new uses, which will further enhance our properties and diversify our revenue stream.

Despite increased volatility in interest rates and other macroeconomic factors, we closed on more than $663.0 million in financings during the quarter, including two new multi-property loans that funded the full redemption of all $395.0 million of outstanding on the senior secured notes. The two new non-recourse financings provided third-party validation of the tremendous value in our open-air and outparcel portfolios. These financings also resulted in improved cash flow through lower interest expense and enhanced our future financial flexibility by creating an unencumbered NOI pool of approximately $75.0 million.

Additionally, we announced the re-start of our regular quarterly cash dividend program. We are focused on executing at a high level to further financial and operational improvements, create value across our portfolio and generate ongoing returns for our shareholders.

We had a net loss for the three and six months ended June 30, 2022 of $43.8 million and $87.0 million, as compared to a net loss for the three and six months ended June 30, 2021 of $9.6 million and $37.8 million, respectively. We recorded a net loss attributable to common shareholders for the three and six months ended June 30, 2022 of $41.6 million and $82.3, respectively, as compared to a net loss attributable to common shareholders for the three and six months ended June 30, 2021 of $8.9 million and $35.6 million, respectively.

Significant items that affected the comparability between the three-month periods include:

▪	Items increasing net loss for the three months ended June 30, 2022 compared to the prior-year period:
•	Depreciation and amortization expense was $17.0 million higher;
•	Interest expense was $32.8 million higher;
•	General and administrative expense was $7.2 million higher.
▪	Items decreasing net loss for the three months ended June 30, 2022 compared to the prior-year period:
•	Reorganization items, net, was $17.7 million lower;
•	Equity in earnings was $6.3 million higher.

Significant items that affected the comparability between the six-month periods include:

▪	Items increasing net loss for the six months ended June 30, 2022 compared to the prior-year period:
•	Depreciation and amortization expense was $37.8 million higher;
•	Interest expense was $99.3 million higher;
•	Gain on deconsolidation was $18.9 million lower;
•	General and administrative expense was $12.6 million higher.
▪	Items decreasing net loss for the six months ended June 30, 2022 compared to the prior-year period:
•	Rental revenues were $7.7 million higher;
•	Loss on impairment was $56.9 million lower;
•	Reorganization items, net, was $39.0 million lower;
•	Equity in earnings was $18.0 million higher.

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

COVID-19

On March 11, 2020, the World Health Organization classified COVID-19 as a pandemic. In response to COVID-19, we initially implemented strict procedures and guidelines for our employees, tenants and property visitors based on CDC and other health agency recommendations. Our properties continue to update these policies and procedures, following any new mandates and regulations, as required. As of the date of this report, government-imposed capacity restrictions are no longer in place in our markets. The safety and health of our customers, employees and tenants remains a top priority.

Results of Operations

Properties that were in operation for the entire year during 2021 and the six months ended June 30, 2022 are referred to as the “Comparable Properties.” Since January 1, 2021, we have deconsolidated four properties and disposed of six properties:

Deconsolidations

Property	Location	Date of Deconsolidation
Asheville Mall (1)(2)	Asheville, NC	January 2021
Park Plaza (1)(3)	Little Rock, AR	March 2021
EastGate Mall (1)	Cincinnati, OH	December 2021
Greenbrier Mall (1)	Chesapeake, VA	March 2022
(1)	We deconsolidated the property due to a loss of control when the property was placed into receivership in connection with the foreclosure process.
(2)	Subsequent to June 30, 2022, the foreclosure process was completed.
(3)	In October 2021, the foreclosure process was completed.

Dispositions

Property	Location	Date of Sale
The Residences at Pearland Town Center	Pearland, TX	October 2021
EastGate Mall Self Storage (1)	Cincinnati, OH	November 2021
Hamilton Place Self Storage (1)	Chattanooga, TN	November 2021
Mid Rivers Mall Self Storage (1)	St. Peters, MO	November 2021
Parkdale Mall Self Storage (1)	Beaumont, TX	November 2021
Springs at Port Orange (1)	Port Orange, FL	December 2021
(1)	The property was owned by a joint venture that was accounted for using the equity method of accounting.

Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021

Revenues

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,		Comparable Properties
	2022	2021	Change	Core	Non-core	Deconsolidation	Dispositions
Rental revenues	$131,832	$131,316	$516	$3,673	$317	$(3,218)	$(256)
Management, development and leasing fees	1,786	1,449	337	337	—	—	—
Other	3,400	3,796	(396)	(361)	17	(40)	(12)
Total revenues	$137,018	$136,561	$457	$3,649	$334	$(3,258)	$(268)

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

Operating Expenses

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,		Comparable Properties
	2022	2021	Change	Core	Non-core	Deconsolidation	Dispositions
Property operating	$(21,312)	$(19,623)	$(1,689)	$(2,620)	$78	$729	$124
Real estate taxes	(14,254)	(15,110)	856	241	70	446	99
Maintenance and repairs	(10,230)	(8,784)	(1,446)	(1,791)	(18)	294	69
Property operating expenses	(45,796)	(43,517)	(2,279)	(4,170)	130	1,469	292
Depreciation and amortization	(64,476)	(47,499)	(16,977)	(18,206)	438	725	66
General and administrative	(18,450)	(11,269)	(7,181)	(7,181)	—	—	—
Loss on impairment	(252)	—	(252)	—	—	—	(252)
Litigation settlement	65	(57)	122	122	—	—	—
Other	(834)	(287)	(547)	(547)	—	—	—
Total operating expenses	$(129,743)	$(102,629)	$(27,114)	$(29,982)	$568	$2,194	$106

Property operating expenses at the Comparable Properties increased primarily due to the actions taken in the prior year period to reduce operating expenses as we returned to normal operations after the early impacts of COVID-19, as well as increases in utility rates across our properties.

The increase in depreciation and amortization expense related to the Comparable Properties primarily relates to a new basis in depreciable assets and intangible in-place lease assets resulting from the adoption of fresh start accounting upon our emergence from bankruptcy.

General and administrative expenses increased due to an increase in compensation expense, including share-based compensation expense, as we returned to normal operations and compensation practices following the early impacts of COVID-19, as well as our emergence from bankruptcy. Also, professional fees associated with loan modifications and extensions, and fees incurred to obtain credit ratings on our secured term loan in accordance with the term loan agreement contributed to the increase.

Other Income and Expenses

Interest expense increased $32.8 million during the three months ended June 30, 2022 compared to the prior-year period primarily due to the recognition of debt discount accretion of $34.8 million on property-level debt that is approaching maturity and an increase in interest expense because we recognized interest expense on the secured term loan and the secured notes in the current-year period, but we did not recognize interest expense on corporate debt in the prior-year period while we were in bankruptcy. The increase was partially offset by a decrease of $16.0 million related to the reversal of previously recognized default interest expense when forbearance/waiver agreements were obtained. The property-level debt discounts were recognized in conjunction with recording our property-level debt at fair value upon the adoption of fresh start accounting.

For the three months ended June 30, 2021, we recorded $17.1 million of reorganization items, which consisted of professional, legal fees, retention bonuses and U.S. Trustee fees directly related to the bankruptcy filing.

Equity in earnings of unconsolidated affiliates improved $6.3 million during the three months ended June 30, 2022 compared to the prior-year period. The improvement was primarily due to the application of fresh start accounting and recognizing equity in losses of certain unconsolidated affiliates that had losses in the prior-year period.

Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021

Revenues

	Successor	Predecessor
	Six Months Ended June 30,	Six Months Ended June 30,		Comparable Properties
	2022	2021	Change	Core	Non-core	Deconsolidation	Dispositions
Rental revenues	$267,164	$259,491	$7,673	$15,337	$265	$(7,539)	$(390)
Management, development and leasing fees	3,555	3,108	447	447	—	—	—
Other	6,401	7,146	(745)	(640)	65	(130)	(40)
Total revenues	$277,120	$269,745	$7,375	$15,144	$330	$(7,669)	$(430)

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

Operating Expenses

	Successor	Predecessor
	Six Months Ended June 30,	Six Months Ended June 30,		Comparable Properties
	2022	2021	Change	Core	Non-core	Deconsolidation	Dispositions
Property operating	$(44,656)	$(41,425)	$(3,231)	$(5,349)	$(2)	$1,866	$254
Real estate taxes	(28,689)	(31,661)	2,972	1,711	108	960	193
Maintenance and repairs	(20,796)	(19,565)	(1,231)	(1,760)	(181)	635	75
Property operating expenses	(94,141)	(92,651)	(1,490)	(5,398)	(75)	3,461	522
Depreciation and amortization	(133,419)	(95,611)	(37,808)	(39,224)	196	1,265	(45)
General and administrative	(36,524)	(23,881)	(12,643)	(12,643)	—	—	—
Loss on impairment	(252)	(57,182)	56,930	56,888	294	—	(252)
Litigation settlement	146	801	(655)	(655)	—	—	—
Other	(834)	(287)	(547)	(547)	—	—	—
Total operating expenses	$(265,024)	$(268,811)	$3,787	$(1,579)	$415	$4,726	$225

Property operating expenses at the Comparable Properties increased primarily due to the actions taken in the prior year period to reduce operating expenses as we returned to normal operations after the early impacts of COVID-19, as well as increases in utility rates across our properties.

The increase in depreciation and amortization expense related to the Comparable Properties primarily relates to a new basis in depreciable assets and intangible in-place lease assets resulting from the adoption of fresh start accounting upon our emergence from bankruptcy.

General and administrative expenses increased due to an increase in compensation expense, including share-based compensation expense, as we returned to normal operations and compensation practices following the early impacts of COVID-19, as well as our emergence from bankruptcy. Also, professional fees associated with loan modifications and extensions, and fees incurred to obtain credit ratings on our secured term loan in accordance with the term loan agreement contributed to the increase.

In the second quarter of 2021, we recognized $57.2 million of loss on impairment of real estate to write down the book value of three malls. See Note 5 to the condensed consolidated financial statements for more information.

Other Income and Expenses

Interest expense increased $99.3 million during the six months ended June 30, 2022 compared to the prior-year period primarily due to the recognition of debt discount accretion of $98.2 million on property-level debt that is approaching maturity and recognizing interest expense on the secured term loan, the exchangeable notes and the secured notes. We did not recognize interest expense on corporate debt in the prior-year period while we were in bankruptcy. The increase was partially offset by a decrease of $28.9 million related to the reversal of previously recognized default interest expense when forbearance/waiver agreements were obtained. The property-level debt discounts were recognized in conjunction with recording our property-level debt at fair value upon the adoption of fresh start accounting.

For the six months ended June 30, 2022, we recorded a $36.3 million gain on deconsolidation related to a mall that was deconsolidated due to a loss of control when the mall was placed into receivership in connection with the foreclosure process. For the six months ended June 30, 2021, we recorded a $55.1 million gain on deconsolidation related to two malls that were deconsolidated due to a loss of control when each mall was placed into receivership in connection with the foreclosure process.

For the six months ended June 30, 2022, we recorded $1.0 million of reorganization items, net, which mostly consisted of professional fees and U.S. Trustee fees directly related to the bankruptcy filing. For the six months ended June 30, 2021, we recorded $40.0 million of reorganization items, which consisted of professional fees, legal fees, retention bonuses and U.S. Trustee fees directly related to the bankruptcy filing.

Equity in earnings of unconsolidated affiliates improved $18.0 million during the six months ended June 30, 2022 compared to the prior-year period. The improvement was primarily due to the application of fresh start accounting and recognizing equity in losses of certain unconsolidated affiliates that had losses in the prior-year period.

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

A reconciliation of our same-center NOI to net loss for the three-month periods ended June 30, 2022 and 2021 is as follows (in thousands):

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,
	2022	2021
Net loss	$(43,805)	$(9,561)
Adjustments: (1)
Depreciation and amortization	72,357	60,397
Interest expense	74,252	31,933
Abandoned projects expense	834	287
Gain on sales of real estate assets	(3)	(107)
Adjustment for unconsolidated affiliates with negative investment	(10,460)	—
Loss on impairment, net of taxes	186	—
Litigation settlement	(65)	57
Reorganization items, net	(613)	17,073
Income tax (benefit) provision	(472)	705
Lease termination fees	(1,052)	(167)
Straight-line rent and above- and below-market lease amortization	467	2,476
Net loss attributable to noncontrolling interests in other consolidated subsidiaries	2,373	449
General and administrative expenses	18,450	11,269
Management fees and non-property level revenues	(525)	(5,166)
Operating Partnership's share of property NOI	111,924	109,645
Non-comparable NOI	(4,566)	(3,962)
Total same-center NOI	$107,358	$105,683
(1)

Adjustments are based on our Operating Partnership's pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.

Same-center NOI increased 1.6% for the three months ended June 30, 2022 as compared to the prior-year period. The $1.7 million increase for the three months ended June 30, 2022 compared to the same period in 2021 primarily consisted of a $5.2 million increase in revenues offset by a $3.5 million increase in operating expenses. Rental revenues increased $4.7 million during the quarter primarily due to increases in occupancy and a positive variance in uncollectable revenues in the current period as compared to the prior year period, as well as prior year rent concessions to tenants that are in bankruptcy or were struggling financially due to the impacts of the COVID-19 pandemic.

A reconciliation of our same-center NOI to net loss for the six-month periods ended June 30, 2022 and 2021 is as follows (in thousands):

	Successor	Predecessor
	Six Months Ended June 30,	Six Months Ended June 30,
	2022	2021
Net loss	$(87,028)	$(37,841)
Adjustments: (1)
Depreciation and amortization	148,921	121,458
Interest expense	180,838	64,945
Abandoned projects expense	834	287
(Gain) loss on sales of real estate assets	(19)	192
Gain on sales of real estate assets of unconsolidated affiliates	(629)	—
Adjustment for unconsolidated affiliates with negative investment	(23,007)	—
Gain on deconsolidation	(36,250)	(55,131)
Loss on impairment, net of taxes	186	57,182
Litigation settlement	(146)	(801)
Reorganization items, net	958	40,006
Income tax provision	329	1,456
Lease termination fees	(2,448)	(1,278)
Straight-line rent and above- and below-market lease amortization	3,707	5,320
Net loss attributable to noncontrolling interests in other consolidated subsidiaries	4,859	1,268
General and administrative expenses	36,524	23,881
Management fees and non-property level revenues	(1,049)	(7,379)
Operating Partnership's share of property NOI	226,580	213,565
Non-comparable NOI	(9,194)	(9,738)
Total same-center NOI	$217,386	$203,827
(1)

Adjustments are based on our Operating Partnership's pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.

Same-center NOI increased 6.7% for the six months ended June 30, 2022 as compared to the prior-year period. The $13.6 million increase for the six months ended June 30, 2022 compared to the same period in 2021 primarily consisted of a $17.8 million increase in revenues offset by a $4.2 million increase in operating expenses. Rental revenues increased $16.8 million during the period primarily due to increases in occupancy and a positive variance in uncollectable revenues in the current period as compared to the prior year period, as well as prior year rent concessions to tenants that are in bankruptcy or were struggling financially due to the impacts of the COVID-19 pandemic. Percentage rent increased due to higher sales in the current period as sales and traffic have improved as vaccination rates increased and government restrictions were lessened.

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

We derive the majority of our revenues from the malls, lifestyle centers and outlet centers. The sources of our revenues by property type were as follows:

	Successor	Predecessor
	Six Months Ended June 30,	Six Months Ended June 30,
	2022	2021
Malls, Lifestyle Centers and Outlet Centers	86.1%	91.9%
All Other	13.9%	8.1%

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

	Successor	Predecessor
	Sales Per Square Foot for the Trailing Twelve Months Ended June 30,	Sales Per Square Foot for the Trailing Twelve Months Ended June 30,
	2022	2021 (1)	% Change
Mall, Lifestyle Center and Outlet Center same-center sales per square foot	$443	$417	6.2%
(1)

Due to the temporary property and store closures that occurred during 2020 related to COVID-19, the majority of our tenants did not report sales for the full reporting period. As a result, we are not able to provide a complete measure of sales per square foot for periods in the year ended December 31, 2020. Sales per square foot for the trailing twelve months ended June 30, 2021 is comprised of sales reported for the periods July through December 2019 and January through June 30, 2021.

Occupancy

Our portfolio occupancy is summarized in the following table (Excluded Properties are not included in occupancy metrics):

	Successor	Predecessor
	Six Months Ended June 30,	Six Months Ended June 30,
	2022	2021
Total portfolio	89.5%	87.0%
Malls, Lifestyle Centers and Outlet Centers:
Total malls	87.9%	85.2%
Total lifestyle centers	89.4%	83.9%
Total outlet centers	87.5%	86.2%
Total same-center malls, lifestyle centers and outlet centers	88.0%	85.5%
All Other:
Total open-air centers	94.4%	92.2%
Total other	91.7%	98.7%

Leasing

The following is a summary of the total square feet of leases signed in the three-month periods ended June 30, 2022 and 2021:

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,
	2022	2021
Operating portfolio:
New leases	395,752	210,225
Renewal leases	633,563	693,787
Development portfolio:
New leases	—	56,759
Total leased	1,029,315	960,771

The following is a summary of the total square feet of leases signed in the six-month periods ended June 30, 2022 and 2021:

	Successor	Predecessor
	Six Months Ended June 30,	Six Months Ended June 30,
	2022	2021
Operating portfolio:
New leases	630,642	354,422
Renewal leases	1,450,369	1,292,105
Development portfolio:
New leases	—	60,059
Total leased	2,081,011	1,706,586

Average annual base rents per square foot are based on contractual rents in effect as of June 30, 2022 and 2021, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type:

	Successor	Predecessor
	Six Months Ended June 30,	Six Months Ended June 30,
	2022	2021
Total portfolio	$24.99	$25.52
Malls, Lifestyle Centers and Outlet Centers (1):
Total same-center malls, lifestyle centers and outlet centers	29.43	30.38
Total malls	30.02	31.10
Total lifestyle centers	27.88	27.05
Total outlet centers	26.51	26.32
All Other:
Total open-air centers	15.10	15.15
Total other	19.31	19.26
(1)	Excluded Properties are not included.

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the three- and six-month periods ended June 30, 2022 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (1)	% Change Average
Quarter-to-Date:
All Property Types (2)	542,294	$35.09	$31.43	(10.4)%	$32.20	(8.2)%
Malls, Lifestyle Centers & Outlet Centers	481,508	37.15	33.08	(11.0)%	33.91	(8.7)%
New leases	44,980	38.71	42.02	8.6%	44.22	14.2%
Renewal leases	436,528	36.99	32.16	(13.1)%	32.85	(11.2)%

Year-to-Date:
All Property Types (2)	1,094,808	$34.18	$30.26	(11.5)%	$30.86	(9.7)%
Malls, Lifestyle Centers & Outlet Centers	1,019,404	35.31	31.10	(11.9)%	31.73	(10.1)%
New leases	107,549	43.99	40.58	(7.7)%	43.48	(1.2)%
Renewal leases	911,855	34.28	29.98	(12.6)%	30.34	(11.5)%
(1)	Average gross rent does not incorporate allowable future increases for recoverable common area expenses.
(2)	Includes malls, lifestyle centers, outlet centers, open-air centers and other.

New and renewal leasing activity of comparable small shop space of less than 10,000 square feet based on the lease commencement date is as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2022:
New	72	198,699	6.45	$37.00	$38.57	$38.05	$(1.05)	(2.8)%	$0.52	1.4%
Renewal	408	1,283,061	2.57	30.02	30.22	33.31	(3.29)	(9.9)%	(3.09)	(9.3)%
Commencement 2022 Total	480	1,481,760	3.15	30.95	31.34	33.95	(3.00)	(8.8)%	(2.61)	(7.7)%

Commencement 2023:
New	3	1,682	6.69	128.45	141.29	102.57	25.88	25.2%	38.72	37.7%
Renewal	67	157,822	2.61	52.06	52.40	51.86	0.20	0.4%	0.54	1.0%
Commencement 2023 Total	70	159,504	2.78	52.86	53.34	52.39	0.47	0.9%	0.95	1.8%

Total 2022/2023	550	1,641,264	3.10	$33.08	$33.48	$35.74	$(2.66)	(7.4)%	$(2.26)	(6.3)%

Liquidity and Capital Resources

As of June 30, 2022, we had $327.1 million available in unrestricted cash and U.S. Treasury securities. Our total pro rata share of debt, excluding unamortized deferred financing costs and debt discounts, at June 30, 2022 was $2,959.0 million, which includes $153.7 million of deconsolidated property loans that are in receivership. We had $81.8 million in restricted cash at June 30, 2022 related to cash held in escrow accounts for insurance, real estate taxes, capital expenditures and tenant allowances as required by the terms of certain mortgage notes payable, as well as amounts related to cash management agreements with lenders of certain property-level mortgage indebtedness, which are designated for debt service and operating expense obligations.

During the three and six months ended June 30, 2022, we continued to reinvest the cash from maturing U.S. Treasury securities into new U.S. Treasury securities. We designated our U.S. Treasury securities as available-for-sale. As of June 30, 2022, our U.S. Treasury securities have maturities through November 2022. Subsequent to June 30, 2022, we redeemed and purchased additional U.S. Treasury securities. See Note 14 for additional information.

In February 2022, we issued 10,982,795 shares of common stock to holders of the exchangeable notes in satisfaction of principal, accrued interest and the make-whole payment, and all the exchangeable notes were cancelled in accordance with the terms of the indenture.

In February 2022, the loan secured by Fayette Mall was modified to reduce the fixed interest rate to 4.25% and extend the maturity date through May 2023, with three one-year extension options, subject to certain requirements. As part of the modification, two ground leased outparcels were released from the collateral in exchange for the addition of the redeveloped former middle anchor location. As of June 30, 2022, the loan had an outstanding balance of $131.6 million.

In February 2022, we entered into a forbearance agreement with the lender regarding the default triggered by the bankruptcy filing related to the loan secured by The Outlet Shoppes at Atlanta. As of June 30, 2022, the loan had an outstanding balance of $4.4 million.

The loan secured by Cross Creek Mall was extended through July 2022. We remain in discussions with the lender regarding a long-term extension. As of June 30, 2022, the loan had an outstanding balance of $99.9 million.

In March 2022, we deconsolidated Greenbrier Mall as a result of losing control when the property was placed in receivership. As of June 30, 2022, the loan secured by Greenbrier Mall had an outstanding balance of $61.6 million.

In March 2022, we entered into a new $30.0 million non-recourse mortgage note payable, secured by York Town Center, that provides for a three-year term and a fixed interest rate of 4.75%. The monthly debt service is interest only for the first eighteen months. As of June 30, 2022, the loan had an outstanding balance of $30.0 million ($15.0 million at our share).

In March 2022, we entered into a forbearance agreement with the respective lenders regarding the default triggered by the bankruptcy filing related to the loans secured by Coastal Grand and Fremaux Town Center. As of June 30, 2022, the loans secured by Coastal Grand had an outstanding balance of $106.3 million ($53.1 million at our share). As of June 30, 2022, the loan secured by Fremaux Town Center had an outstanding balance of $61.3 million ($39.9 million at our share).

In April 2022, we closed on a new $40.0 million, ten-year, non-recourse loan secured by The Shoppes at Eagle Point. The new loan bears a fixed interest rate of 5.4%. Proceeds from the new loan were utilized to retire the previous $33.6 million partial recourse loan, which was set to mature in October 2022. As of June 30, 2022, the loan had an outstanding balance of $40.0 million ($20.0 million at our share).

In May 2022, the loan secured by Arbor Place was extended for an additional four years, with a new maturity date of May 2026. The interest rate will remain at the current fixed rate of 5.1%. As of June 30, 2022, the loan had an outstanding balance of $100.4 million.

In May 2022, we entered into a forbearance agreement with the lender regarding the default triggered by the bankruptcy filing related to the loan secured by The Outlet Shoppes of the Bluegrass. As of June 30, 2022, the loan had an outstanding balance of $65.9 million ($32.9 million at our share).

In May 2022, the loan secured by Northwoods Mall was extended on the same terms through April 2026. As of June 30, 2022, the loan had an outstanding balance of $59.9 million.

In May 2022, we entered into a new $65.0 million non-recourse loan. The loan has a ten-year term with a fixed interest rate of 5.85%. It is interest only for the first three years. The loan is secured by open-air centers, which include Hamilton Crossing, Hamilton Corner, The Terrace and The Shoppes at Hamilton Place. Proceeds from the loan were used to redeem $60.0 million aggregate principal amount of the senior secured notes. Also, the previous $7.1 million Hamilton Crossing loan was paid off in conjunction with the closing of the new loan. As of June 30, 2022, the loan had an outstanding balance of $65.0 million.

In June 2022, we entered into a new $360.0 million loan. The interest rate is a fixed 6.95% for $180.0 million of the $360.0 million loan, with the other half of the loan bearing a floating interest rate based on the 30-day SOFR plus 4.10%. The loan has an initial term of five years with one two-year extension, subject to certain conditions. The loan is secured by a pool of 90 outparcels and 13 open-air centers. The open-air centers include Alamance Crossing West, CoolSprings Crossing, Courtyard at Hickory Hollow, Frontier Square, Gunbarrel Pointe, Harford Annex, The Plaza at Fayette, Sunrise Commons, The Shoppes at St. Clair Square, The Landing at Arbor Place, West Towne Crossing, West Towne District and WestGate Crossing. Proceeds from the loan were used to redeem all $335.0 million outstanding on the senior secured notes, which eliminated the recourse guaranty. Also, proceeds were used to paydown $8.3 million on the Brookfield Square Anchor Redevelopment loan, which had an outstanding balance of $18.7 million as of June 30, 2022.

In June 2022, we paid off the $14.9 million loan secured by CBL Center at maturity.

In June 2022, we entered into a new $42.5 million loan secured by Ambassador Town Center. The loan matures in June 2029 and bears a fixed interest rate of 4.35%. The previous $40.7 million loan was paid off in conjunction with the closing of the new loan. Our share of the new loan was $27.6 million as of June 30, 2022.

In June 2022, our board of directors established a regular quarterly dividend. Our board of directors declared a dividend of $0.25 per common share, payable in all cash, for the quarter ended June 30, 2022. The dividend was paid on July 20, 2022, to shareholders of record as of July 11, 2022.

Our total share of consolidated, unconsolidated and other outstanding debt, excluding debt discounts and deferred financing costs, maturing during 2022, assuming all extension options are elected, is $266.4 million, and our total share of consolidated, unconsolidated and other outstanding debt, excluding debt discounts and deferred financing costs, that matured prior to 2022, which remains outstanding at June 30, 2022, is $263.8 million. We are in discussions with the existing lenders to modify and extend or otherwise refinance the loans.

As of June 30, 2022, we had $859.8 million of property-level debt and related obligations, including our share of unconsolidated debt and related obligations, maturing or callable within the next 12 months from the issuance of the financial statements. Subsequent to June 30, 2022, we extended the maturity date for the $68.1 million loan secured by Parkdale Mall and Crossing. See Note 14 for additional information. We intend to refinance and/or extend the maturity dates for the remaining $791.7 million of such mortgage notes payable. In instances where a refinancing and/or extension of maturity dates is unsuccessful we will repay certain of the mortgage notes based on the availability of liquidity and convey certain properties to the lender to satisfy the debt obligation.

Cash Flows - Operating, Investing and Financing Activities

There was $258.9 million of cash, cash equivalents and restricted cash as of June 30, 2022, an increase of $22.7 million from December 31, 2021. Of this amount, $177.1 million was unrestricted cash and cash equivalents as of June 30, 2022. Also, at June 30, 2022, we had $150.1 million in U.S. Treasuries with maturities through November 2022.

Our net cash flows are summarized as follows (in thousands):

	Successor	Predecessor
	Six Months Ended June 30,	Six Months Ended June 30,
	2022	2021	Change
Net cash provided by operating activities	$88,089	$130,497	$(42,408)
Net cash provided by investing activities	2,690	44,188	(41,498)
Net cash used in financing activities	(68,119)	(24,220)	(43,899)
Net cash flows	$22,660	$150,465	$(127,805)

Cash Provided By Operating Activities

Cash provided by operating activities decreased primarily because we incurred interest expense on our new corporate debt during the six months ended June 30, 2022 while we did not pay interest in the prior-year period on the secured credit facility and senior unsecured notes while we were in bankruptcy. We also had an increase in general and administrative expenses as we returned to normal operations and compensation practices following the early impacts of COVID-19, as well as our emergence from bankruptcy and incurred professional fees associated with loan modifications/extensions and obtaining credit ratings on our secured term loan. These items were partially offset by an increase in same-center net operating income and a reduction in reorganization items.

Cash Provided By Investing Activities

During the six months ended June 30, 2022, net cash provided by investing activities decreased primarily due to more net redemptions of U.S. Treasury securities in the prior-year period as compared to the six months ended June 30, 2022, as well as lower proceeds from sales of real estate assets during the six months ended June 30, 2022 as compared to the prior-year period. The decrease was partially offset by an increase in distributions from unconsolidated affiliates as compared to the prior-year period.

Cash Used In Financing Activities

During the six months ended June 30, 2022, net cash used in financing activities increased primarily due to principal payments on the secured term loan and costs incurred to obtain new financings. Proceeds received from the new financings were used to redeem all of the senior secured notes and retire two mortgage notes payable.

Debt

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties. Prior to consideration of unamortized deferred financing costs or debt discounts, of our $2,959.0 million outstanding debt at June 30, 2022, $2,074.6 million constituted non-recourse debt obligations and $884.4 million constituted recourse debt obligations. We believe the tables below provide investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

June 30, 2022:	Consolidated	Noncontrolling Interests	Other Debt (1)	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (2)
Fixed-rate debt:
Non-recourse loans on operating properties	$881,513	$(32,771)	$153,719	$616,983	$1,619,444	4.68%
Recourse loans on operating properties	—	—	—	10,451	10,451	3.68%
Total fixed-rate debt	881,513	(32,771)	153,719	627,434	1,629,895	4.67%
Variable-rate debt:
Non-recourse loans on operating properties	57,540	(13,597)	—	51,228	95,171	3.84%
Recourse loans on operating properties	—	—	—	20,558	20,558	4.32%
Open-air centers and outparcels loan	360,000	—	—	—	360,000	6.10%	(3)
Secured term loan	853,331	—	—	—	853,331	3.81%
Total variable-rate debt	1,270,871	(13,597)	—	71,786	1,329,060	4.44%
Total fixed-rate and variable-rate debt	2,152,384	(46,368)	153,719	699,220	2,958,955	4.57%
Unamortized deferred financing costs	(16,028)	92	—	(2,490)	(18,426)
Debt discounts (4)	(100,967)	15,424	—	—	(85,543)
Total mortgage and other indebtedness, net	$2,035,389	$(30,852)	$153,719	$696,730	$2,854,986
(1)	Represents the outstanding loan balance for properties that were deconsolidated due to a loss of control when the properties were placed into receivership in connection with the foreclosure process.
(2)	Weighted-average interest rate excludes amortization of deferred financing costs.
(3)	The interest rate is a fixed 6.95% for $180,000 of the $360,000 loan, with the other half of the loan bearing a variable interest rate based on the 30-day SOFR plus 4.10%.
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
(3)

An unconsolidated affiliate had an interest rate swap on a notional amount outstanding of $41,310 as of December 31, 2021 related to a variable-rate loan on Ambassador Town Center to effectively fix the interest rate on this loan to a fixed-rate of 3.22%.

(4)

In conjunction with fresh start accounting, the Company estimated the fair value of its mortgage notes with the assistance of a third-party valuation advisor. This resulted in recognizing a debt discount upon emergence from bankruptcy on November 1, 2021. The debt discount is accreted over the term of the respective debt using the effective interest method.

The weighted-average remaining term of our total share of consolidated, unconsolidated and other debt, excluding debt discounts and deferred financing costs, was 3.0 years and 3.3 years at June 30, 2022 and December 31, 2021, respectively. The weighted-average remaining term of our pro rata share of consolidated, unconsolidated and other fixed-rate debt, excluding debt discounts and deferred financing costs, was 2.3 years and 3.2 years at June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022 and December 31, 2021, our total share of consolidated and unconsolidated variable-rate debt, excluding debt discounts and deferred financing costs, represented 38.8% and 32.8%, respectively, of our total pro rata share of debt, excluding debt discounts and deferred financing costs.

See Note 7 to the condensed consolidated financial statements for information concerning activity related to unconsolidated affiliates.

Equity

In February 2022, we issued 10,982,795 shares of common stock to holders of the exchangeable notes in satisfaction of principal, accrued interest and the make-whole payment, and all the exchangeable notes were cancelled in accordance with the terms of the indenture.

In June 2022, our board of directors established a regular quarterly dividend. Our board of directors declared a dividend of $0.25 per common share, payable in all cash, for the quarter ended June 30, 2022. The dividend was paid on July 20, 2022, to shareholders of record as of July 11, 2022. Subsequent to June 30, 2022, the Company’s board of directors declared a dividend of $0.25 per common share for the quarter ending September 30, 2022. See Note 14 for additional information.

The decision to declare and pay dividends on any outstanding shares of our common stock, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors and will depend on our earnings, taxable income, cash flows, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our then-current indebtedness, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, Delaware law and such other factors as our board of directors deems relevant. Any dividends payable will be determined by our board of directors based upon the circumstances at the time of declaration. Our actual results of operations will be affected by a number of factors, including the revenues received from our properties, our operating expenses, interest expense, unanticipated capital expenditures and the ability of our anchors and tenants at our properties to meet their obligations for payment of rents and tenant reimbursements.

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

Capital Expenditures

The following tables, which exclude expenditures for developments, redevelopments and expansions, summarize our capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the three and six months ended June 30, 2022 compared to the same periods in 2021 (in thousands):

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,
	2022	2021
Tenant allowances (1)	$4,173	$3,375

Deferred maintenance:
Parking area and parking area lighting	980	57
Roof replacements	2	308
Other capital expenditures	2,275	1,782
Total deferred maintenance	3,257	2,147

Capitalized overhead	374	209

Capitalized interest	147	13

Total capital expenditures	$7,951	$5,744

	Successor	Predecessor
	Six Months Ended June 30,	Six Months Ended June 30,
	2022	2021
Tenant allowances (1)	$7,040	$4,252

Deferred maintenance:
Parking area and parking area lighting	1,513	57
Roof replacements	126	308
Other capital expenditures	4,097	2,241
Total deferred maintenance	5,736	2,606

Capitalized overhead	823	467

Capitalized interest	375	32

Total capital expenditures	$13,974	$7,357
(1)	Tenant allowances primarily relate to new leases. Tenant allowances related to renewal leases were not material for the periods presented.

Annual capital expenditures budgets are prepared for each of our properties that are intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, and readily available cash on hand will provide the necessary funding for these expenditures.

Developments

Properties Opened During the Six Months Ended June 30, 2022

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2022 Cost	Opening Date	Initial Unleveraged Yield
Outparcel Developments:
Kirkwood Mall - Five Guys, Blaze Pizza, Thrifty White, Pancheros, Chick-fil-A	Bismarck, ND	100%	15,275	$7,976	$6,377	$2,019	Q2 '22	8.9%
(1)	Total Cost is presented net of reimbursements to be received. Represents total cost incurred by the Predecessor and the Successor.
(2)	Cost to Date does not reflect reimbursements until they are received. Represents total cost to date incurred by the Predecessor and the Successor.

Properties Under Redevelopment at June 30, 2022

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2022 Cost	Expected Opening Date	Initial Unleveraged Yield
Redevelopments:
Dakota Square Herberger's Redevelopment - Five Below	Minot, ND	100%	9,502	$1,834	$481	$481	Fall-22	8.7%
(1)	Total Cost is presented net of reimbursements to be received. Represents total cost incurred by the Predecessor and the Successor.
(2)	Cost to Date does not reflect reimbursements until they are received. Represents total cost to date incurred by the Predecessor and the Successor.

Off-Balance Sheet Arrangements

Unconsolidated Affiliates

We have ownership interests in 26 unconsolidated affiliates as of June 30, 2022 that are described in Note 7 to the condensed consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the condensed consolidated balance sheets as investments in unconsolidated affiliates.

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

See Note 11 to the condensed consolidated financial statements for information related to our guarantees of unconsolidated affiliates' debt as of June 30, 2022 and December 31, 2021.

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

Our Annual Report on Form 10-K for the year ended December 31, 2021 contains a discussion of our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these policies and estimates during the six months ended June 30, 2022. Our significant accounting policies are disclosed in Note 4 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

FFO of the Operating Partnership for the three months ended June 30, 2022 was $30.9 million compared to $50.8 million for the prior-year period, which represents a decrease of $19.9 million. Excluding the adjustments noted below, FFO of the Operating Partnership, as adjusted, for the three months ended June 30, 2022 was $59.9 million compared to $79.5 million for the same period in 2021, which represents a decrease of $19.6 million. The decrease in FFO, as adjusted, was primarily driven by the recognition of interest expense in the current period on the secured term loan and the secured notes. We did not recognize interest expense in the prior-year period on the senior unsecured notes and the secured credit facility due to the bankruptcy filing.

The reconciliation of net loss attributable to common shareholders to FFO allocable to Operating Partnership common unitholders for the three months ended June 30, 2022 and 2021 is as follows (in thousands):

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,
	2022	2021
Net loss attributable to common shareholders	$(41,598)	$(8,882)
Noncontrolling interest in loss of Operating Partnership	(44)	(230)
Depreciation and amortization expense of:
Consolidated properties	64,476	47,499
Unconsolidated affiliates	8,819	13,456
Non-real estate assets	(203)	(492)
Dividends allocable to unvested restricted stock	210	—
Noncontrolling interests' share of depreciation and amortization in other consolidated subsidiaries	(938)	(558)
Loss on impairment, net of taxes	186	—
FFO allocable to Operating Partnership common unitholders	30,908	50,793
Debt discount accretion, net of noncontrolling interests' share (1)	50,036	—
Adjustment for unconsolidated affiliates with negative investment (2)	(10,460)	—
Senior secured notes fair value adjustment (3)	(593)	—
Litigation settlement (4)	(65)	57
Non-cash default interest expense (5)	(9,344)	11,576
Reorganization items, net (6)	(613)	17,073
FFO allocable to Operating Partnership common unitholders, as adjusted	$59,869	$79,499
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

(3)	Represents the fair value adjustment recorded on the secured notes as interest expense.
(4)

Represents a credit to litigation settlement expense for the three-month period ended June 30, 2022 related to claim amounts that were released pursuant to the terms of the settlement agreement related to the settlement of a class action lawsuit.

(5)

The three months ended June 30, 2022 includes the reversal of default interest expense when waivers or forbearance agreements were obtained. The three months ended June 30, 2021 includes default interest expense related to loans secured by properties that were in default prior to the Company filing bankruptcy, as well as loans secured by properties that remain in default due to the Company filing bankruptcy.

(6)	Represents costs incurred subsequent to the bankruptcy filing, which consists of professional fees, legal fees, retention bonuses and U.S. Trustee fees expensed in accordance with ASC 852.

FFO of the Operating Partnership for the six months ended June 30, 2022 was $65.9 million compared to $141.0 million for the prior-year period, which represents a decrease of $75.1 million. Excluding the adjustments noted below, FFO of the Operating Partnership, as adjusted, for the six months ended June 30, 2022 was $117.3 million compared to $148.2 million for the same period in 2021, which represents a decrease of $30.8 million. The decrease in FFO, as adjusted, was primarily driven by the recognition of interest expense in the current period on the secured term loan, the exchangeable notes and the secured notes. We did not recognize interest expense in the prior-year period on the senior unsecured notes and the secured credit facility due to the bankruptcy filing.

The reconciliation of net loss attributable to common shareholders to FFO allocable to Operating Partnership common unitholders for the six months ended June 30, 2022 and 2021 is as follows (in thousands):

	Successor	Predecessor
	Six Months Ended June 30,	Six Months Ended June 30,
	2022	2021
Net loss attributable to common shareholders	$(82,320)	$(35,645)
Noncontrolling interest in loss of Operating Partnership	(59)	(928)
Depreciation and amortization expense of:
Consolidated properties	133,419	95,611
Unconsolidated affiliates	17,339	26,986
Non-real estate assets	(401)	(1,032)
Dividends allocable to unvested restricted stock	210	—
Noncontrolling interests' share of depreciation and amortization in other consolidated subsidiaries	(1,837)	(1,139)
Loss on impairment, net of taxes	186	57,182
Gain on depreciable property	(629)	—
FFO allocable to Operating Partnership common unitholders	65,908	141,035
Debt discount accretion, net of noncontrolling interests' share (1)	128,499	—
Adjustment for unconsolidated affiliates with negative investment (2)	(23,007)	—
Senior secured notes fair value adjustment (3)	(395)	—
Litigation settlement (4)	(146)	(801)
Non-cash default interest expense (5)	(18,220)	23,046
Gain on deconsolidation (6)	(36,250)	(55,131)
Reorganization items, net (7)	958	40,006
FFO allocable to Operating Partnership common unitholders, as adjusted	$117,347	$148,155
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

(3)	Represents the fair value adjustment recorded on the secured notes as interest expense.
(4)

Represents a credit to litigation settlement expense for the six-month period ended June 30, 2022 related to claim amounts that were released pursuant to the terms of the settlement agreement related to the settlement of a class action lawsuit.

(5)

The six months ended June 30, 2022 includes the reversal of default interest expense when waivers or forbearance agreements were obtained. The six months ended June 30, 2021 includes default interest expense related to loans secured by properties that were in default prior to the Company filing bankruptcy, as well as loans secured by properties that remain in default due to the Company filing bankruptcy.

(6)

For the six months ended June 30, 2022, we deconsolidated Greenbrier Mall due to a loss of control when the property was placed into receivership in connection with the foreclosure process. For the six months ended June 30, 2021, we deconsolidated Asheville Mall and Park Plaza due to a loss of control when the properties were placed into receivership in connection with the foreclosure process.

(7)	Represents costs incurred subsequent to the bankruptcy filing, which consists of professional fees, legal fees, retention bonuses and U.S. Trustee fees expensed in accordance with ASC 852.

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

Interest Rate Risk

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at June 30, 2022, a 0.5% increase or decrease in interest rates on variable-rate debt would increase or decrease annual cash flows by approximately $6.6 million.

Based on our proportionate share of total consolidated and unconsolidated debt at June 30, 2022, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $13.1 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $14.0 million.

ITEM 4: Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to ensure that information we are required to disclose is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

As a result of turnover, the Company did not maintain a sufficient complement of personnel commensurate with their accounting and financial reporting requirements in accordance with U.S. GAAP and SEC regulations.

The control deficiency described above created a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis and therefore we concluded that the deficiency represented a material weakness in the Company’s internal control over financial reporting and that the Company did not maintain effective internal control over financial reporting as first reported in the quarterly report on Form 10-Q that was filed on August 17, 2020.

During 2021, and through the second quarter of 2022, the Company took the following steps to remediate the material weakness described above:

•	We evaluated the assignment of responsibilities associated with the financial reporting and close process;
•	We hired additional personnel within the accounting department; and
•

In order to ensure the quality and consistency of accounting treatments and interpretation across the financial reporting and close process and maintain effective internal control activities, we designed a specific quarterly control over transactions/events to provide enhanced oversight to monitor the financial reporting and close process, provide guidance on accounting treatment and assumptions and ensure quality-control for the financial reporting and close process.

Based on the actions taken, we determined that the previously reported material weakness has been remediated as of June 30, 2022.

Except for the remediation of the material weakness discussed above, there were no changes that occurred during our most recent fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3: Defaults Upon Senior Securities

Not applicable.

ITEM 4: Mine Safety Disclosures

Not applicable.

ITEM 5: Other Information

On June 7, 2022, we entered into a new $360.0 million loan. The interest rate is a fixed 6.95% for $180,000 of the $360,000 loan, with the other half of the loan bearing a variable interest rate based on the 30-day SOFR plus 4.10%. The loan has an initial term of five years with one two-year extension, subject to certain conditions. The loan is secured by a pool of 90 outparcels and 13 open-air centers. The open-air centers include Alamance Crossing West, CoolSprings Crossing, Courtyard at Hickory Hollow, Frontier Square, Gunbarrel Pointe, Harford Annex, The Plaza at Fayette, Sunrise Commons, The Shoppes at St. Clair Square, The Landing at Arbor Place, West Towne Crossing, West Towne District and WestGate Crossing.

ITEM 6: Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
4.1

Credit Agreement, dated as of June 7, 2022, between the Company, as a borrower and a guarantor, Beal Bank USA, as the initial lender, CLMG CORP., as administrative agent, and the other lenders party thereto, related to the $360 million open-air centers and outparcels loan.

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

CBL & ASSOCIATES PROPERTIES, INC.

Date: August 15, 2022	/s/ Farzana Khaleel
Farzana Khaleel
Executive Vice President -
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)