Form 10-Q
period 2022-09-30
CBL & ASSOCIATES PROPERTIES INC
filed 2022-11-14
CIK 910612

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value, with associated Stock Purchase Rights	CBL	New York Stock Exchange

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

As of November 8, 2022, 31,834,178 shares of common stock were outstanding.

CBL & Associates Properties, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1: Condensed Consolidated Financial Statements (Unaudited)

CBL & Associates Properties, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

ASSETS (1)	September 30, 2022	December 31, 2021
Real estate assets:
Land	$598,201	$599,283
Buildings and improvements	1,188,200	1,173,106
	1,786,401	1,772,389
Accumulated depreciation	(107,462)	(19,939)
	1,678,939	1,752,450
Developments in progress	5,343	16,665
Net investment in real estate assets	1,684,282	1,769,115
Cash and cash equivalents	85,754	169,554
Available-for-sale securities - at fair value (amortized cost of $249,638 and $149,999 as of September 30, 2022 and December 31, 2021, respectively)	249,912	149,996
Receivables:
Tenant	32,290	25,190
Other	3,441	4,793
Investments in unconsolidated affiliates	81,805	103,655
In-place leases, net	277,443	384,705
Above market leases, net	186,652	234,286
Intangible lease assets and other assets	125,248	104,685
	$2,726,827	$2,945,979
LIABILITIES AND EQUITY
Mortgage and other indebtedness, net	$2,016,704	$1,813,209
10% senior secured notes - at fair value (carrying amount of $395,000 as of December 31, 2021)	—	395,395
Below market leases, net	121,741	151,871
Accounts payable and accrued liabilities	149,007	184,404
Total liabilities (1)	2,287,452	2,544,879
Shareholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized, 31,834,178 and 20,774,716 issued and outstanding in 2022 and 2021, respectively	32	21
Additional paid-in capital	708,768	547,726
Accumulated other comprehensive income (loss)	274	(3)
Accumulated deficit	(263,862)	(151,545)
Total shareholders' equity	445,212	396,199
Noncontrolling interests	(5,837)	4,901
Total equity	439,375	401,100
	$2,726,827	$2,945,979
(1)
As of September 30, 2022, includes $196,638 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $188,699 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. See Note 8.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,
	2022	2021
REVENUES:
Rental revenues	$131,642	$145,539
Management, development and leasing fees	1,783	1,780
Other	2,855	3,056
Total revenues	136,280	150,375
EXPENSES:
Property operating	(24,390)	(23,818)
Depreciation and amortization	(61,050)	(46,479)
Real estate taxes	(13,880)	(13,957)
Maintenance and repairs	(10,272)	(9,482)
General and administrative	(14,625)	(13,502)
Loss on impairment	—	(63,160)
Litigation settlement	36	89
Other	—	(104)
Total expenses	(124,181)	(170,413)
OTHER INCOME (EXPENSES):
Interest and other income	152	510
Interest expense	(37,652)	(19,039)
Loss on available-for-sale securities	(39)	—
Gain on sales of real estate assets	3,528	8,684
Reorganization items, net	1,220	(12,008)
Income tax (provision) benefit	(2,422)	1,234
Equity in earnings (losses) of unconsolidated affiliates	5,702	(2,224)
Total other expenses	(29,511)	(22,843)
Net loss	(17,412)	(42,881)
Net (income) loss attributable to noncontrolling interests in:
Operating Partnership	(25)	1,085
Other consolidated subsidiaries	3,143	76
Net loss attributable to the Company	(14,294)	(41,720)
Dividends allocable to unvested restricted stock	(216)	—
Net loss attributable to common shareholders	$(14,510)	$(41,720)
Basic and diluted per share data attributable to common shareholders:
Net loss attributable to common shareholders	$(0.47)	$(0.21)
Weighted-average common and potential dilutive common shares outstanding	30,973	196,454

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Successor	Predecessor
	Nine Months Ended September 30,	Nine Months Ended September 30,
	2022	2021
REVENUES:
Rental revenues	$398,806	$405,030
Management, development and leasing fees	5,338	4,888
Other	9,256	10,202
Total revenues	413,400	420,120
EXPENSES:
Property operating	(69,046)	(65,243)
Depreciation and amortization	(194,469)	(142,090)
Real estate taxes	(42,569)	(45,618)
Maintenance and repairs	(31,068)	(29,047)
General and administrative	(51,149)	(37,383)
Loss on impairment	(252)	(120,342)
Litigation settlement	182	890
Other	(834)	(391)
Total expenses	(389,205)	(439,224)
OTHER INCOME (EXPENSES):
Interest and other income	1,216	2,038
Interest expense	(183,428)	(65,468)
Gain on deconsolidation	36,250	55,131
Loss on available-for-sale securities	(39)	—
Gain on sales of real estate assets	3,547	8,492
Reorganization items, net	262	(52,014)
Income tax provision	(2,751)	(222)
Equity in earnings (losses) of unconsolidated affiliates	16,308	(9,575)
Total other expenses	(128,635)	(61,618)
Net loss	(104,440)	(80,722)
Net loss attributable to noncontrolling interests in:
Operating Partnership	34	2,013
Other consolidated subsidiaries	8,002	1,344
Net loss attributable to the Company	(96,404)	(77,365)
Dividends allocable to unvested restricted stock	(426)	—
Net loss attributable to common shareholders	$(96,830)	$(77,365)
Basic and diluted per share data attributable to common shareholders:
Net loss attributable to common shareholders	$(3.26)	$(0.39)
Weighted-average common and potential dilutive common shares outstanding	29,725	196,474

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except share data)

(Unaudited)

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,
	2022	2021
Net loss	$(17,412)	$(42,881)

Other comprehensive gain:
Unrealized gain on available-for-sale securities	268	13

Comprehensive loss	(17,144)	(42,868)
Comprehensive (income) loss attributable to noncontrolling interests in:
Operating Partnership	(25)	1,085
Other consolidated subsidiaries	3,143	76
Comprehensive loss attributable to the Company	(14,026)	(41,707)
Dividends allocable to unvested restricted stock	(216)	—
Comprehensive loss attributable to common shareholders	$(14,242)	$(41,707)

	Successor	Predecessor
	Nine Months Ended September 30,	Nine Months Ended September 30,
	2022	2021
Net loss	$(104,440)	$(80,722)

Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	277	(11)

Comprehensive loss	(104,163)	(80,733)
Comprehensive loss attributable to noncontrolling interests in:
Operating Partnership	34	2,013
Other consolidated subsidiaries	8,002	1,344
Comprehensive loss attributable to the Company	(96,127)	(77,376)
Dividends allocable to unvested restricted stock	(426)	—
Comprehensive loss attributable to common shareholders	$(96,553)	$(77,376)

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Equity

(In thousands, except share data)

(Unaudited

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2020 (Predecessor)	$(265)	$25	$1,966	$1,986,269	$18	$(1,456,435)	$531,843	$2,454	$534,297
Net loss	(213)	—	—	—	—	(26,763)	(26,763)	(1,304)	(28,067)
Other comprehensive income	—	—	—	—	3	—	3	—	3
Cancellation of 111,139 shares of restricted common stock	—	—	(1)	—	—	—	(1)	—	(1)
Amortization of deferred compensation	—	—	—	304	—	—	304	—	304
Performance stock units	—	—	—	93	—	—	93	—	93
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(11)	(11)
Balance, March 31, 2021 (Predecessor)	(478)	25	1,965	1,986,666	21	(1,483,198)	505,479	1,139	506,618
Net loss	(70)	—	—	—	—	(8,882)	(8,882)	(609)	(9,491)
Other comprehensive loss	—	—	—	—	(27)	—	(27)	—	(27)
Cancellation of 14,326 shares of restricted stock	—	—	(1)	(17)	—	—	(18)	—	(18)
Amortization of deferred compensation	—	—	—	256	—	—	256	—	256
Performance stock units	—	—	—	94	—	—	94	—	94
Adjustment for noncontrolling interests	5	—	—	(17)	—	—	(17)	12	(5)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(343)	(343)
Balance, June 30, 2021 (Predecessor)	(543)	25	1,964	1,986,982	(6)	(1,492,080)	496,885	199	497,084
Net loss	(330)	—	—	—	—	(41,720)	(41,720)	(831)	(42,551)
Other comprehensive income	—	—	—	—	13	—	13	—	13
Conversion of Operating Partnership common units into shares of common stock	—	—	12	194	—	—	206	(206)	—
Cancellation of 7,737 shares of restricted common stock	—	—	—	(8)	—	—	(8)	—	(8)
Amortization of deferred compensation	—	—	—	252	—	—	252	—	252
Performance stock units	—	—	—	93	—	—	93	—	93
Adjustment for noncontrolling interests	2	—	—	(602)	—	—	(602)	600	(2)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	298	298
Balance, September 30, 2021 (Predecessor)	$(871)	$25	$1,976	$1,986,911	$7	$(1,533,800)	$455,119	$60	$455,179

	Equity
	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2021 (Successor)	$21	$547,726	$(3)	$(151,545)	$396,199	$4,901	$401,100
Net loss	—	—	—	(40,722)	(40,722)	(2,501)	(43,223)
Other comprehensive income	—	—	42	—	42	—	42
Share-based compensation expense	—	2,743	—	—	2,743	—	2,743
Conversion of exchangeable notes into 10,982,795 shares of common stock	11	152,527	—	—	152,538	—	152,538
Contributions from noncontrolling interests	—	—	—	—	—	143	143
Balance, March 31, 2022 (Successor)	32	702,996	39	(192,267)	510,800	2,543	513,343
Net loss	—	—	—	(41,388)	(41,388)	(2,417)	(43,805)
Other comprehensive loss	—	—	(33)	—	(33)	—	(33)
Dividends declared - common stock	—	—	—	(7,954)	(7,954)	—	(7,954)
Share-based compensation expense	—	2,818	—	—	2,818	—	2,818
Adjustment for noncontrolling interests	—	70	—	—	70	(70)	—
Distributions to noncontrolling interests	—	—	—	—	—	(2,744)	(2,744)
Balance, June 30, 2022 (Successor)	32	705,884	6	(241,609)	464,313	(2,688)	461,625
Net loss	—	—	—	(14,294)	(14,294)	(3,118)	(17,412)
Other comprehensive income	—	—	268	—	268	—	268
Dividends declared - common stock	—	—	—	(7,959)	(7,959)	—	(7,959)
Share-based compensation expense	—	2,855	—	—	2,855	—	2,855
Adjustment for noncontrolling interests	—	29	—	—	29	(29)	—
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)
Balance, September 30, 2022 (Successor)	$32	$708,768	$274	$(263,862)	$445,212	$(5,837)	$439,375

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Successor	Predecessor
	Nine Months Ended September 30,	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(104,440)	$(80,722)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	194,469	142,090
Net amortization of deferred financing costs and debt discounts	109,669	1,771
Net amortization of intangible lease assets and liabilities	16,533	573
Gain on sales of real estate assets	(3,547)	(8,492)
Gain on insurance proceeds	(805)	—
Gain on deconsolidation	(36,250)	(55,131)
Loss on available-for-sale securities	39	—
Write-off of development projects	834	391
Share-based compensation expense	8,416	1,077
Loss on impairment	252	120,342
Equity in (earnings) losses of unconsolidated affiliates	(16,308)	9,575
Distributions of earnings from unconsolidated affiliates	18,185	14,482
Change in estimate of uncollectable revenues	(3,643)	8,362
Change in deferred tax accounts	(976)	—
Changes in:
Tenant and other receivables	(2,529)	21,127
Other assets	(2,777)	(1,577)
Accounts payable and accrued liabilities	(23,302)	28,302
Net cash provided by operating activities	153,820	202,170
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(28,155)	(22,108)
Acquisitions of real estate assets	(5,650)	—
Proceeds from sales of real estate assets	6,349	21,014
Purchases of available-for-sale securities	(549,631)	(553,810)
Redemptions of available-for-sale securities	449,953	685,809
Proceeds from insurance	743	904
Payments received on mortgage and other notes receivable	54	641
Additional investments in and advances to unconsolidated affiliates	(1,476)	272
Distributions in excess of equity in earnings of unconsolidated affiliates	21,460	10,662
Changes in other assets	(1,479)	(4,204)
Net cash (used in) provided by investing activities	(107,832)	139,180
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	425,000	—
Principal payments on mortgage and other indebtedness	(503,560)	(31,609)
Additions to deferred financing costs	(16,387)	(493)
Contributions from noncontrolling interests	143	298
Payment of tax withholdings for restricted stock awards	—	(11)
Distributions to noncontrolling interests	(2,746)	(353)
Dividends paid to common shareholders	(15,913)	—
Net cash used in financing activities	(113,463)	(32,168)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(67,475)	309,182
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	236,198	121,722
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$168,723	$430,904
Reconciliation from condensed consolidated statements of cash flows to condensed consolidated balance sheets:
Cash and cash equivalents	$85,754	$267,982
Restricted cash (1):
Restricted cash	41,305	127,565
Mortgage escrows	41,664	35,279
Cash included in assets held for sale	—	78
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$168,723	$430,904

SUPPLEMENTAL INFORMATION
Cash paid for interest, net of amounts capitalized	$90,579	$39,514
Cash paid for reorganization items	$6,532	$51,488
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

CBL & Associates Properties, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per share and per unit data)

Note 1 – Organization and Basis of Presentation

CBL & Associates Properties, Inc. (“CBL”), a Delaware corporation, is a self-managed, self-administered, fully-integrated real estate investment trust (“REIT”) that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, outlet centers, lifestyle centers, open-air centers, office buildings and other properties, including single-tenant and multi-tenant parcels. Its properties are located in 22 states, but are primarily in the southeastern and midwestern United States.

CBL conducts substantially all its business through CBL & Associates Limited Partnership (the “Operating Partnership”), which is a variable interest entity ("VIE"). The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a VIE.

As of September 30, 2022, the Operating Partnership owned interests in the following properties:

	Malls (1)	Outlet Centers (1)	Lifestyle Centers (1)	Open-Air Centers (2)	Other (2) (3)	Total
Consolidated Properties	41	2	4	21	4	72
Unconsolidated Properties (4)	7	3	1	8	1	20
Total	48	5	5	29	5	92
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

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. As of September 30, 2022, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.00% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 98.97% limited partner interest for a combined interest held by CBL of 99.97%. As of September 30, 2022, third parties owned a 0.03% limited partner interest in the Operating Partnership.

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

The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. All intercompany transactions have been eliminated. The results for the interim period ended September 30, 2022 are not necessarily indicative of the results to be obtained for the full fiscal year.

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

Management’s collection assessment took into consideration the type of retailer, billing disputes, lease negotiation status and executed deferral or abatement agreements, as well as recent rent collection experience and tenant bankruptcies based on the best information available to management at the time of evaluation. For the three-month Successor period ended September 30, 2022 there was a reversal of $643 related to uncollectable revenues, which includes the write-off of $46 for straight line rent receivables. For the nine-month Successor period ended September 30, 2022 there was a reversal of $3,643 related to uncollectable revenues, which includes the write-off of $108 for straight line rent receivables. For the three-month Predecessor period ended September 30, 2021, there was a reversal of $6,593 related to uncollectable revenues, which includes $2,635 for straight line rent receivables. For the nine-month Predecessor period ended September 30, 2021, revenues were reduced by $8,362 associated with uncollectable revenues, which includes the write-off of $1,666 for straight line rent receivables.

Note 3 – Revenues

Revenues

The following table presents the Company's revenues disaggregated by revenue source for the three months ended September 30, 2022 and 2021:

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,
	2022	2021
Rental revenues	$131,642	$145,539
Revenues from contracts with customers (ASC 606):
Operating expense reimbursements	1,847	2,076
Management, development and leasing fees (1)	1,783	1,780
Marketing revenues (2)	446	530
	4,076	4,386

Other revenues	562	450
Total revenues (3)	$136,280	$150,375
(1)
Included in All Other segment.
(2)
Marketing revenues solely relate to the Malls segment for all periods presented.
(3)
Sales taxes are excluded from revenues.

The following table presents the Company's revenues disaggregated by revenue source for the nine months ended September 30, 2022 and 2021:

	Successor	Predecessor
	Nine Months Ended September 30,	Nine Months Ended September 30,
	2022	2021
Rental revenues	$398,806	$405,030
Revenues from contracts with customers (ASC 606):
Operating expense reimbursements	5,965	5,906
Management, development and leasing fees (1)	5,338	4,888
Marketing revenues (2)	1,190	1,351
	12,493	12,145

Other revenues	2,101	2,945
Total revenues (3)	$413,400	$420,120
(1)
Included in All Other segment.
(2)
Marketing revenues solely relate to the Malls segment for all periods presented.
(3)
Sales taxes are excluded from revenues.

See Note 10 for information on the Company's segments.

Revenues from Contracts with Customers

Outstanding Performance Obligations

The Company has outstanding performance obligations related to certain noncancellable contracts with customers for which it will receive fixed operating expense reimbursements for providing certain maintenance and other services as described above. As of September 30, 2022, the Company expects to recognize these amounts as revenue over the following periods:

Performance obligation	Less than 5 years	5-20 years	Over 20 years	Total
Fixed operating expense reimbursements	$21,106	$45,728	$41,360	$108,194

The Company evaluates its performance obligations each period and makes adjustments to reflect any known additions or cancellations. Performance obligations related to variable consideration, which is based on sales, are constrained.

Note 4 – Leases

The components of rental revenues for the three months ended September 30, 2022 and 2021 are as follows:

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,
	2022	2021
Fixed lease payments	$98,267	$101,819
Variable lease payments	33,375	43,720
Total rental revenues	$131,642	$145,539

The components of rental revenues for the nine months ended September 30, 2022 and 2021 are as follows:

	Successor	Predecessor
	Nine Months Ended September 30,	Nine Months Ended September 30,
	2022	2021
Fixed lease payments	$290,648	$242,589
Variable lease payments	108,158	162,441
Total rental revenues	$398,806	$405,030

The undiscounted future fixed lease payments to be received under the Successor Company's operating leases as of September 30, 2022, are as follows:

Years Ending December 31,	Operating Leases
2022 (1)	$100,915
2023	343,983
2024	276,792
2025	215,272
2026	160,086
2027	109,739
Thereafter	234,539
Total undiscounted lease payments	$1,441,326
(1)
Reflects rental payments for the fiscal period October 1, 2022 to December 31, 2022.

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

Fair Value Measurements on a Recurring Basis

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments. The estimated fair value of mortgage and other indebtedness was $1,959,587 as of September 30, 2022. The estimated fair value of the 10% senior secured notes due 2029 (the “Secured Notes”) and mortgage and other indebtedness was $2,059,094 as of December 31, 2021. The fair value of mortgage and other indebtedness was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently.

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

During the three and nine months ended September 30, 2022, the Company has continued to reinvest the cash from maturing U.S. Treasury securities into new U.S. Treasury securities. The Company designated the U.S. Treasury securities as available-for-sale (“AFS”). The table below sets forth information regarding the Company’s AFS securities that were measured at fair value for the nine months ended September 30, 2022. Subsequent to September 30, 2022, we redeemed and purchased additional U.S. Treasury securities. See Note 16 for additional information.

AFS Security	Amortized Cost (1)	Allowance for credit losses (2)	Total unrealized gain	Fair value as of September 30, 2022
U.S. Treasury securities	$249,638	$—	$274	$249,912
(1)
The U.S. Treasury securities have maturities through July 2023.
(2)
U.S Treasury securities have a long history with no credit losses. Additionally, the Company notes that U.S Treasury securities are explicitly fully guaranteed by a sovereign entity that can print its own currency and that the sovereign entity’s currency is routinely held by central banks and other major financial institutions, is used in international commerce, and commonly viewed as a reserve currency, all of which qualitatively indicate that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. Therefore, the Company did not record expected credit losses for its U.S Treasury securities for the nine months ended September 30, 2022.

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

Long-lived Assets Measured at Fair Value in 2022

During the nine months ended September 30, 2022, the Successor Company adjusted the negative equity in Greenbrier Mall to zero upon deconsolidation, which represents the estimated fair value of the Successor Company’s investment in that property. See Note 8 for additional information.

During the nine months ended September 30, 2022, the Successor Company sold an outparcel at the Pavilion at Port Orange. Gross sales proceeds amounted to $1,660 and the transaction resulted in a loss on sale of $252.

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

During the nine months ended September 30, 2021, the Predecessor Company recognized impairments of real estate of $120,342 related to five malls, a redeveloped anchor parcel, an associated center and one outparcel.

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
(6)
In accordance with the Company's quarterly impairment process, the Predecessor Company wrote down the book value of the mall, a redeveloped anchor parcel and an associated center adjacent to the mall to their estimated fair value of $50,500. The mall had experienced a decline in cash flows due to store closures and rent reductions. These factors resulted in a reduction of the expected hold period for the mall and associated center (excluding the redeveloped anchor parcel) based on Management's assessment that there was an increased likelihood that the loan secured by the mall and associated center may not be successfully restructured or refinanced. Management determined the fair value of Parkdale Mall, Parkdale Crossing and Parkdale Anchor using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of ten years, with a sale at the end of the holding period, a weighted-average capitalization rate of 12.3% and a discount rate of 14.2%.

During the nine months ended September 30, 2021, the Predecessor Company adjusted the combined negative equity in Asheville Mall and Park Plaza to zero upon deconsolidation, which represented the estimated fair values of the Predecessor Company’s investments in these properties.

Note 6 – Acquisitions

Since the adoption of ASU 2017-01, Clarifying the Definition of a Business, as of January 1, 2017, the Company's acquisitions of shopping centers and other properties have been accounted for as acquisitions of assets. The Company includes the results of operations of real estate assets acquired in the consolidated statements of operations from the date of the related acquisition.

2022 Acquisition

In July 2022, the Company acquired the JC Penney parcel located at CoolSprings Galleria for $5,650.

2021 Acquisition

There were no acquisitions during 2021.

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

2022 Dispositions

During the nine months ended September 30, 2022, the Successor Company deconsolidated Greenbrier Mall. For the three and nine months ended September 30, 2022, the Successor Company realized a gain of $3,528 and $3,547, respectively, primarily related to the sale of three outparcels. During the nine months ended September 30, 2022, the Successor Company sold an outparcel that resulted in a loss on sale. See Note 5 for additional information.

2021 Dispositions

The Predecessor Company realized a gain of $8,684 related to the sale of two anchors and three outparcels, during the three months ended September 30, 2021; and realized a gain of $8,492 primarily related to the sale of three anchors and three outparcels during the nine months ended September 30, 2021.

Held for Sale

2021 Held for Sale Analysis

In the third quarter of 2021, the Predecessor Company determined that the Residences at Pearland Town Center met the criteria to be classified as a held for sale ("HFS"). The sale closed on October 1, 2021 and generated gross proceeds of $8,750. The sale did not qualify as discontinued operations.

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

At September 30, 2022, the Company had investments in 25 entities, which are accounted for using the equity method of accounting. The Company's ownership interest in these unconsolidated affiliates ranges from 33% to 100%. Of these entities, 16 are owned in 50/50 joint ventures.

2022 Activity - Unconsolidated Affiliates

Ambassador Town Center J.V., LLC

In June 2022, the joint venture entered into a new $42,492, non-recourse loan secured by Ambassador Town Center. The loan matures in June 2029 and bears a fixed interest rate of 4.35%. The previous loan was paid off in conjunction with the closing of the new loan.

Asheville Mall CBMS, LLC

In August 2022, the Company transferred title to the mall to the mortgage holder in satisfaction of the non-recourse debt secured by the property, which had a balance of $62,121.

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

BI Development, LLC and BI Development II, LLC

In August 2022, the Company and another joint venture member bought out a third member's interest increasing the Company's interest from 20% to a 50% membership interest in each joint venture.

Bullseye, LLC

In March 2022, the joint venture sold its income-producing property, which generated gross proceeds of $10,500. The Company’s share of the net profit from the sale was $662.

EastGate Mall CMBS, LLC

In September 2022, the Company transferred title to the mall to the mortgage holder in satisfaction of the non-recourse debt secured by the property, which had a balance of $29,951.

Fremaux Town Center JV, LLC

In March 2022, the joint venture entered into a forbearance agreement with the lender regarding the default triggered by the Chapter 11 Cases related to the loan secured by Fremaux Town Center.

Greenbrier Mall II, LLC

In March 2022, the Company deconsolidated Greenbrier Mall as a result of the Company losing control when the property was placed in receivership. As of September 30, 2022, the loan secured by Greenbrier Mall had an outstanding balance of $61,647. For the nine months ended September 30, 2022, the Company recognized a gain on deconsolidation of $36,250. Subsequent to September 30, 2022, the Company transferred title to the mall to the mortgage holder in satisfaction of the non-recourse debt secured by the property. See Note 16.

Louisville Outlet Shoppes, LLC

In May 2022, the joint venture entered into a forbearance agreement with the lender regarding the default triggered by the bankruptcy filing related to the loan secured by The Outlet Shoppes of the Bluegrass. In August 2022, the joint venture notified the lender of its election to extend the loan secured by The Outlet Shoppes of the Bluegrass - Phase II through April 15, 2023. The loan secured by The Outlet Shoppes of the Bluegrass - Phase II had a balance of $7,647 as of September 30, 2022.

Mall of South Carolina, LP and Mall of South Carolina Outparcel, LP

In March 2022, the joint ventures entered into forbearance agreements with the lenders regarding the default triggered by the Chapter 11 Cases related to the loans secured by Coastal Grand and Coastal Grand Crossing.

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

Condensed Combined Financial Statements - Unconsolidated Affiliates

Condensed combined financial statement information of the unconsolidated affiliates are as follows:

	September 30, 2022	December 31, 2021
ASSETS:
Investment in real estate assets	$1,986,409	$2,364,154
Accumulated depreciation	(816,218)	(934,374)
	1,170,191	1,429,780
Developments in progress	8,802	7,288
Net investment in real estate assets	1,178,993	1,437,068
Other assets	192,930	188,683
Total assets	$1,371,923	$1,625,751
LIABILITIES:
Mortgage and other indebtedness, net	$1,403,629	$1,452,794
Other liabilities	52,707	64,598
Total liabilities	1,456,336	1,517,392
OWNERS' EQUITY:
The Company	2,541	102,792
Other investors	(86,954)	5,567
Total owners' equity (deficit)	(84,413)	108,359
Total liabilities and owners’ equity	$1,371,923	$1,625,751

.	Three Months Ended September 30,	Three Months Ended September 30,
	2022	2021
Total revenues	$64,656	$65,482
Net income (loss) (1)	$48,316	$(3,206)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2022	2021
Total revenues	$193,944	$181,985
Net income (loss) (1)	$81,378	$(16,225)
(1)
The Successor Company's pro rata share of net income was $5,702 and $16,308 for the three and nine months ended September 30, 2022, respectively. The Predecessor Company’s pro rata share of net loss was $(2,224) and $(9,575) for the three and nine months ended September 30, 2021, respectively.

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

Consolidated VIEs

As of September 30, 2022, the Company had investments in 11 consolidated VIEs with ownership interests ranging from 50% to 92%.

Unconsolidated VIEs

The table below lists the Company's unconsolidated VIEs as of September 30, 2022:

Unconsolidated VIEs:	Investment in Real Estate Joint Ventures and Partnerships	Maximum Risk of Loss
Ambassador Infrastructure, LLC (1)	$—	$7,001
Atlanta Outlet JV, LLC (1)	—	4,388
BI Development, LLC	54	54
BI Development II, LLC	54	54
CBL-T/C, LLC	—	—
El Paso Outlet Center Holding, LLC	—	—
Fremaux Town Center JV, LLC	1,597	1,597
Greenbrier Mall II, LLC (2)	—	—
Louisville Outlet Shoppes, LLC (1)	—	7,647
Mall of South Carolina L.P.	—	—
Vision - CBL Hamilton Place, LLC	2,375	2,375
	$4,080	$23,116
(1)
The Operating Partnership has guaranteed all or a portion of the debt of each of these VIEs. See Note 12 for more information.
(2)
During the nine months ended September 30, 2022, the property was placed into receivership. Subsequent to September 30, 2022, the lender foreclosed on the loan. See Note 16.

Note 9 – Mortgage and Other Indebtedness, Net

Debt of the Company

CBL has no indebtedness. Consolidated subsidiaries that it has a direct or indirect ownership interest in are the borrowers on all the Company's debt.

CBL is a limited guarantor of the secured term loan for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates.

Debt of the Operating Partnership

The Company’s Secured Notes and mortgage and other indebtedness, net, consisted of the following:

	September 30, 2022		December 31, 2021
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt at fair value:
Secured Notes - at fair value (carrying amount of $395,000 as of December 31, 2021)	$—	—	$395,395	10.00%

Fixed-rate debt:
Exchangeable senior secured notes	—	—	150,000	7.00%
Open-air centers and outparcels loan	180,000	6.95%	—	—
Non-recourse loans on operating properties	869,307	4.89%	916,927	5.04%
Total fixed-rate debt	1,049,307	5.25%	1,066,927	5.32%
Variable-rate debt:
Secured term loan	837,824	5.31%	880,091	3.75%
Open-air centers and outparcels loan	180,000	6.61%	—	—
Non-recourse loans on operating properties	57,015	5.70%	66,911	3.21%
Total variable-rate debt	1,074,839	5.55%	947,002	3.71%
Total fixed-rate and variable-rate debt	2,124,146	5.40%	2,013,929	4.56%
Unamortized deferred financing costs	(16,621)		(1,567)
Debt discounts (2)	(90,821)		(199,153)
Total mortgage and other indebtedness, net	$2,016,704		$1,813,209
(1)
Weighted-average interest rate excludes amortization of deferred financing costs.
(2)
In conjunction with fresh start accounting, the Company estimated the fair value of its mortgage notes with the assistance of a third-party valuation advisor. This resulted in recognizing a debt discount on the Effective Date. The debt discount is accreted over the term of the respective debt using the effective interest method. The remaining debt discounts at September 30, 2022 will be accreted over a weighted average period of 3.0 years.

Non-recourse loans on operating properties, the open-air centers and outparcels loan and the secured term loan include loans that are secured by properties owned by the Company that have a carrying value of $915,905 at September 30, 2022.

In February 2022, the loan secured by Fayette Mall was modified to reduce the fixed interest rate to 4.25% and extend the maturity date through May 2023, with three one-year extension options, subject to certain requirements. As part of the modification, two ground leased outparcels were released from the collateral in exchange for the addition of the redeveloped former middle anchor location. As of September 30, 2022, the loan secured by Fayette Mall had a balance of $129,580.

In March 2022, the Company deconsolidated Greenbrier Mall as a result of the Company losing control when the property was placed in receivership. As of September 30, 2022, the loan secured by Greenbrier Mall had a balance of $61,647. See Note 8 for additional information.

In May 2022, the loan secured by Arbor Place was extended for an additional four years, with a new maturity date of May 2026. The interest rate will remain at the current fixed rate of 5.10%. As of September 30, 2022, the loan secured by Arbor Place had a balance of $99,042.

In May 2022, the loan secured by Northwoods Mall was extended for an additional four years, with a new maturity date of April 2026. The interest rate will remain at the current fixed rate of 5.08%. As of September 30, 2022, the loan secured by Northwoods Mall had a balance of $59,034.

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

In June 2022, the Company entered into a new $360,000 loan. The interest rate is a fixed 6.95% for $180,000 of the $360,000 loan, with the other half of the loan bearing a variable interest rate based on the 30-day SOFR plus 4.10%. The loan has an initial term of five years with one two-year extension, subject to certain conditions. The loan is secured by a pool of 90 outparcels and 13 open-air centers. The open-air centers include Alamance Crossing West, CoolSprings Crossing, Courtyard at Hickory Hollow, Frontier Square, Gunbarrel Pointe, Harford Annex, The Plaza at Fayette, Sunrise Commons, The Shoppes at St. Clair Square, The Landing at Arbor Place, West Towne Crossing, West Towne District and WestGate Crossing. Proceeds from the loan were used to complete the redemption of all $335,000 outstanding on the Secured Notes, which eliminated the recourse guaranty. Also, proceeds were used to paydown $8,322 on the Brookfield Square Anchor Redevelopment loan, which had an outstanding balance of $18,465 as of September 30, 2022.

In June 2022, the Company paid off the $14,949 loan secured by CBL Center at maturity.

In August 2022, the loan secured by Parkdale Mall and Crossing was extended to March 2026. As of September 30, 2022, the loan secured by Parkdale Mall and Crossing had a balance of $64,242.

Subsequent to September 30, 2022, the loans secured by Jefferson Mall, The Outlet Shoppes at Gettysburg and Southpark Mall were modified. See Note 16 for additional information.

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

Exit Credit Agreement

On November 1, 2021, CBL & Associates HoldCo I, LLC (“HoldCo I”), a wholly owned subsidiary of the Operating Partnership, entered into an amended and restated credit agreement (the “Exit Credit Agreement”), providing for an $883,700 senior secured term loan that matures November 1, 2025. Upon satisfaction of certain conditions, the maturity date will automatically extend to November 1, 2026 and upon further satisfaction of certain conditions the maturity date will automatically extend to November 1, 2027. The Operating Partnership provided a limited guaranty up to a maximum of $175,000 (the “Principal Liability Cap”). The Principal Liability Cap will be reduced by an amount equal to 100% of the first $2,500 in principal amortization made by HoldCo I each calendar year and will be reduced further by 50% of the principal amortization payments made by HoldCo I each calendar year in excess of the first $2,500 in principal amortization for such calendar year. As of September 30, 2022, the Principal Liability Cap had been reduced to $144,426. The Principal Liability Cap is eliminated when the loan balance is reduced below $650,000.

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

Scheduled Principal Payments

As of September 30, 2022, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, are as follows:

2022 (1)	$126,313
2023	205,047
2024	98,385
2025	813,010
2026	331,956
2027	360,896
Thereafter	62,854
Total	1,998,461
Principal balance of loans with maturity date prior to September 30, 2022 (2)	125,685
Total mortgage and other indebtedness	$2,124,146
(1)
Reflects scheduled principal amortization and balloon payments for the fiscal period October 1, 2022 through December 31, 2022.
(2)
Represents the aggregate principal balance as of September 30, 2022 of loans past their maturity date consisting of the loans secured by Alamance Crossing, Southpark Mall and Westgate Mall. Subsequent to September 30, 2022, the Company reached an agreement with the lender to extend the loan secured by Southpark Mall. The Company is in discussions with the lenders regarding the loans secured by Alamance Crossing and Westgate Mall. The loan secured by Alamance Crossing matured in July 2021 and had a balance of $41,708 as of September 30, 2022. The loan secured by Southpark Mall matured in June 2022 and had a balance of $54,417 as of September 30, 2022. The loan secured by Westgate Mall matured in July 2022 and had a balance of $29,560 as of September 30, 2022.

Of the $126,313 of scheduled principal payments for the remainder of 2022, $98,662 relates to the maturing principal balance of the loan secured by Cross Creek Mall. Subsequent to September 30, 2022, the loan was extended through January 5, 2023. The Company remains in discussions with the lender regarding a long term extension. See Note 16.

As of September 30, 2022, the Company had $699,516 of property-level debt and related obligations, including unconsolidated debt and related obligations, maturing or callable within the next 12 months from the issuance of the financial statements. Subsequent to September 30, 2022, the Company extended the maturity date or obtained waives of default for $150,880 of mortgage notes. See Note 16 for additional information. Management intends to refinance and/or extend the maturity dates for the remaining $548,636 of such mortgage notes payable. In instances where a refinancing and/or extension of maturity dates is unsuccessful the Company will repay certain of the mortgage notes based on the availability of liquidity and convey certain properties to the lender to satisfy the debt obligation.
Note 10 – Segment Information

The Company measures performance and allocates resources according to property type, which is determined based on certain criteria such as type of tenants, capital requirements, economic risks, leasing terms, and short and long-term returns on capital. Rental income and tenant reimbursements from tenant leases provide the majority of revenues from all segments.

Information on the Company’s segments is presented as follows:

Three Months Ended September 30, 2022 (Successor)	Malls (1)	All Other (2)	Total
Revenues (3)	$116,430	$19,850	$136,280
Property operating expenses (4)	(44,382)	(4,160)	(48,542)
Interest expense	(19,915)	(17,737)	(37,652)
Gain on sales of real estate assets	—	3,528	3,528
Segment profit	$52,133	$1,481	53,614
Depreciation and amortization			(61,050)
General and administrative			(14,625)
Litigation settlement			36
Interest and other income			152
Loss on available-for-sale securities			(39)
Reorganization items, net			1,220
Income tax provision			(2,422)
Equity in earnings of unconsolidated affiliates			5,702
Net loss			$(17,412)
Capital expenditures (5)	$8,159	$3,142	$11,301

Three Months Ended September 30, 2021 (Predecessor)	Malls (1)	All Other (2)	Total
Revenues (3)	$131,870	$18,505	$150,375
Property operating expenses (4)	(40,466)	(6,791)	(47,257)
Interest expense	(18,698)	(341)	(19,039)
Gain on sales of real estate assets	4,836	3,848	8,684
Other expense	—	(104)	(104)
Segment profit	$77,542	$15,117	92,659
Depreciation and amortization			(46,479)
General and administrative expense			(13,502)
Litigation settlement			89
Interest and other income			510
Reorganization items			(12,008)
Loss on impairment			(63,160)
Income tax benefit			1,234
Equity in losses of unconsolidated affiliates			(2,224)
Net loss			$(42,881)
Capital expenditures (5)	$11,853	$380	$12,233
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

Nine Months Ended September 30, 2022 (Successor)	Malls (1)	All Other (2)	Total
Revenues (3)	$355,049	$58,351	$413,400
Property operating expenses (4)	(129,774)	(12,909)	(142,683)
Interest expense	(129,765)	(53,663)	(183,428)
Gain on sales of real estate assets	—	3,547	3,547
Other expense	—	(834)	(834)
Segment profit (loss)	$95,510	$(5,508)	90,002
Depreciation and amortization			(194,469)
General and administrative			(51,149)
Litigation settlement			182
Interest and other income			1,216
Loss on available-for-sale securities			(39)
Reorganization items, net			262
Loss on impairment			(252)
Gain on deconsolidation			36,250
Income tax provision			(2,751)
Equity in earnings of unconsolidated affiliates			16,308
Net loss			$(104,440)
Capital expenditures (5)	$18,486	$6,363	$24,849

Nine Months Ended September 30, 2021 (Predecessor)	Malls (1)	All Other (2)	Total
Revenues (3)	$377,478	$42,642	$420,120
Property operating expenses (4)	(130,364)	(9,544)	(139,908)
Interest expense	(63,441)	(2,027)	(65,468)
Other expense	(65)	(326)	(391)
Gain on sales of real estate assets	4,836	3,656	8,492
Segment profit	$188,444	$34,401	222,845
Depreciation and amortization			(142,090)
General and administrative expense			(37,383)
Litigation settlement			890
Interest and other income			2,038
Reorganization items			(52,014)
Gain on deconsolidation			55,131
Loss on impairment			(120,342)
Income tax provision			(222)
Equity in losses of unconsolidated affiliates			(9,575)
Net loss			$(80,722)
Capital expenditures (5)	$24,056	$2,996	$27,052

Total assets	Malls (1)	All Other (2)	Total
September 30, 2022	$1,758,254	$968,573	$2,726,827

December 31, 2021	$1,961,061	$984,918	$2,945,979

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

Due to a net loss for the three- and nine-month periods ended September 30, 2022, the computation of diluted EPS does not include contingently issuable shares due to their anti-dilutive nature. Had the Company reported net income for the three months ended September 30, 2022, the denominator for diluted EPS would have been 31,286,714, including 314,202 contingently issuable shares related to performance stock units (“PSUs”) and nonvested restricted stock awards. Had the Company reported net income for the nine months ended September 30, 2022, the denominator for diluted EPS would have been 29,960,500, including 235,119 contingently issuable shares related to PSUs and nonvested restricted stock awards. There were no potential dilutive common shares and there were no anti-dilutive shares for the three and nine months ended September 30, 2021.

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

The operative complaint filed in the Securities Class Action Litigation alleges violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s contingent liabilities, business, operations, and prospects during the period of time specified above. The plaintiffs seek compensatory damages and attorneys’ fees and costs, among other relief, but have not specified the amount of damages sought. On May 3, 2022, the court dismissed the Company from the Securities Class Action Litigation but declined to dismiss the individual defendants. The court also lifted the stay of the proceedings and, on June 9, 2022, entered a scheduling order. The parties are currently engaged in discovery. On August 18, 2022, the plaintiffs in the Securities Class Action Litigation filed a motion for class certification. On October 28, 2022, the individual defendants filed a response in opposition to plaintiffs' motion for class certification. We expect that the motion will be fully briefed in December 2022. The outcome of these legal proceedings cannot be predicted with certainty.

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

The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022						Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership	Maximum Guaranteed Amount	Debt Maturity Date (1)		September 30, 2022	December 31, 2021
West Melbourne I, LLC - Phase I	50%	$37,971	50%	$18,985	Feb-2025	(2)	$190	$195
West Melbourne I, LLC - Phase II	50%	13,414	50%	6,707	Feb-2025	(2)	67	69
Port Orange I, LLC	50%	50,023	50%	25,011	Feb-2025	(2)	250	258
Ambassador Infrastructure, LLC	65%	7,001	100%	7,001	Mar-2025		70	83
Shoppes at Eagle Point, LLC	50%	39,820	—	—	May-2032	(3)	—	127
Atlanta Outlet JV, LLC	50%	4,388	100%	4,388	Nov-2023		—	—
Louisville Outlet Shoppes, LLC	50%	7,647	100%	7,647	Apr-2023		—	—
Total guaranty liability							$577	$732
(1)
Excludes any extension options.
(2)
These loans have a one-year extension option at the joint venture’s election.
(3)
The guaranty was removed when the Company entered into a new loan in April 2022.

For the three and nine months ended September 30, 2022, the Successor Company evaluated each guaranty, listed in the table above, individually by evaluating the debt service ratio, cash flow forecasts and the performance of each loan. The result of the analysis was that each loan is current and performing. The Successor Company did not record a credit loss related to the guarantees listed in the table above for the three and nine months ended September 30, 2022.

For the three and nine months ended September 30, 2021, the Predecessor Company evaluated each guaranty, listed in the table above, individually by evaluating the debt service ratio, cash flow forecasts, the performance of each loan and, where applicable, the collateral value in relation to the outstanding amount of the loan. The result of the analysis was that each loan was current, performing and, where applicable, the collateral value was greater than the outstanding amount of the loan. The Predecessor Company did not record a credit loss related to the guarantees listed in the table above for the three and nine months ended September 30, 2021.

Note 13 – Share-Based Compensation

2021 Equity Incentive Plan

Following the Effective Date, the board of directors of the Successor Company adopted the CBL & Associates Properties, Inc. 2021 Equity Incentive Plan (the “EIP”). The EIP authorizes the grant of equity awards to eligible participants based on the new common stock, in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards. Awards under the EIP may be granted to officers, employees, directors, consultants and independent contractors of the reorganized company. Initially, 3,222,222 shares of new common stock are available under the EIP. The initial new common stock under the EIP is subject to an annual increase of a number of shares equal to 3% of the number of shares of new common stock issued and outstanding at the end of the relevant calendar year (beginning January 2023), or such lesser amount as the board of directors may determine. The EIP is administered by the compensation committee of the board of directors, which will determine the participants who will be granted awards under the EIP and the terms and conditions of EIP awards.

In accordance with the provisions of ASU 2016-09, which are designed to simplify the accounting for share-based payments transactions, the Successor Company elected to account for forfeitures of share-based payments as they occur rather than estimating them in advance.

Restricted Stock Awards

Compensation expense is recognized on a straight-line basis over the requisite service period. The share-based compensation expense related to the restricted stock awards of the Successor Company was $1,734 and $5,052 for the three and nine months ended September 30, 2022, respectively. The share-based compensation expense related to the restricted stock awards of the Predecessor Company was $241 and $784 for the three and nine months ended September 30, 2021, respectively. Share-based compensation cost resulting from share-based awards is recorded at the Management Company, which is a taxable entity.

As of the Effective Date, nonvested restricted stock of the Predecessor Company was deemed vested and the Company’s 2012 stock incentive plan, as amended, pursuant to which such restricted stock had been granted, was terminated.

A summary of the status of the Company’s nonvested restricted stock awards as of September 30, 2022, and changes during the period from January 1, 2022 through September 30, 2022, are presented below:

	Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested at January 1, 2022	784,999	$27.57
Granted	76,667	$27.65
Nonvested at September 30, 2022	861,666	$27.58

As of September 30, 2022, there was $18,412 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the EIP, which is expected to be recognized over a weighted-average period of 3.1 years.

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

Management assesses the Stated Goals quarterly to determine whether it is probable they will be achieved. The Company begins recognizing compensation expense on a straight-line basis over the remaining service period once the Stated Goal is deemed probable of achievement. Share-based compensation expense related to the Successor Company’s PSUs was $1,121 and $3,364 for the three and nine months ended September 30, 2022, respectively. Share-based compensation expense related to the Predecessor Company’s PSUs was $94 and $283 for the three and nine months ended September 30, 2021. The unrecognized compensation expense related to the Successor Company’s PSUs was $14,578 as of September 30, 2022, which is expected to be recognized over a weighted-average period of 3.3 years.

As of the Effective Date, all outstanding PSUs of the Predecessor Company were deemed cancelled.

Note 14 – Noncash Investing and Financing Activities

The Company’s noncash investing and financing activities were as follows:

	Successor	Predecessor
	Nine Months Ended September 30,	Nine Months Ended September 30,
	2022	2021
Additions to real estate assets accrued but not yet paid	$7,814	$11,527
Deconsolidation upon loss of control (1):
Decrease in real estate assets	(18,810)	(84,860)
Decrease in mortgage and other indebtedness	56,226	134,354
Decrease in operating assets and liabilities	5,686	5,808
Decrease in intangible lease and other assets	(6,852)	(171)
(1)
See Note 8 for additional information.

Note 15 – Shareholders' Equity

On September 8, 2022, the Company's board of directors adopted a short-term rights plan (the “Rights Plan”) that will expire on September 8, 2023, or sooner under certain circumstances. Pursuant to the Rights Plan, the board of directors authorized a dividend of one share purchase right (a “Right”) for each outstanding share of the Company's common stock. If a person or group of affiliated or associated persons acquires beneficial ownership of 10.0% or more of the Company's outstanding common shares, subject to certain exceptions (including exceptions for existing holders who do not increase their holdings as provided in the Rights Plan), each Right would effectively entitle its holder (other than the acquiring person or group of affiliated or associated persons) to purchase additional common shares at a substantial discount to the public market price. In addition, under certain circumstances, the Company may exchange the Rights (other than Rights beneficially owned by the acquiring person or group of affiliated or associated persons), in whole or in part, for common shares on a one-for-one basis, or the Company may redeem the Rights for cash at a price of $0.001 per Right.

Note 16 – Subsequent Events

In October 2022, the lender foreclosed on the $61,647 loan secured by Greenbrier Mall.

In October 2022, the loan secured by The Outlet Shoppes at Gettysburg was modified and the corporate recourse was eliminated. The lender's claim against the general unsecured claim pool related to the Company's bankruptcy filing was allowed. The modified loan balance is $21,000.

In October 2022, the Company entered into a short term extension with the lender regarding the $98,662 loan secured by Cross Creek Mall. This action extended the maturity date to January 5, 2023. The Company remains in discussions with the lender regarding a long term extension.

In October 2022, the Company reached an agreement with the lender to extend the $54,417 loan secured by Southpark Mall through June 2026, as well as waive the default triggered by the Company's bankruptcy filing.

In October 2022, the Company entered into a loan reinstatement and reaffirmation agreement with the lender regarding the $56,638 loan secured by Jefferson Mall, which waived the default triggered by the Company's bankruptcy filing.

In October 2022, the Company redeemed $49,959 in U.S. Treasury securities and purchased $90,251 in new U.S. Treasury securities with maturities through April 2023.

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

Fresh Start Accounting

Upon emergence from bankruptcy, we qualified for and adopted fresh start accounting in accordance with Accounting Standards Codification Topic 852 – Reorganizations (“ASC 852”), which resulted in our becoming a new entity for financial reporting purposes. Our financial results for the three and nine months ended September 30, 2022 are referred to as those of the “Successor.” The financial results for the three and nine months ended September 30, 2021 are referred to as those of the “Predecessor.” Our results of operations as reported in our condensed consolidated financial statements for these periods are prepared in accordance with GAAP. See Note 3 in the annual report on Form 10-K for the year ended December 31, 2021 for additional information.

Executive Overview

We are a self-managed, self-administered, fully integrated REIT that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, outlet centers, lifestyle centers, open-air centers and other properties. See Note 1 to the condensed consolidated financial statements for information on our property interests as of September 30, 2022. We have elected to be taxed as a REIT for federal income tax purposes.

As of September 30, 2022, portfolio occupancy of the Successor was 90.5%. As of September 30, 2021, portfolio occupancy of the Predecessor was 88.4%. The third quarter of 2022 was our first quarter of overall positive lease spreads in several years. As anticipated, NOI growth decelerated in the third quarter of 2022. Sales and percentage rents moderated, and operating expenses increased slightly, primarily due to wage inflation.

Year-to-date, we completed over $1.1 billion in financing activity, reducing interest costs and increasing cash flow. As a result, we are benefiting from a capital structure comprised of primarily non-recourse loans, a strong cash position, a pool of unencumbered assets and significant free cash flow. We are focused on maximizing shareholder returns and delivering capital to our shareholders through our dividend program. We are committed to a disciplined approach to capital allocation as we evaluate opportunities to deploy capital at our properties as well as externally.

We recently celebrated the grand opening of the new Von Maur premier fashion department store at West Towne Mall in Madison, Wisconsin. The community’s embrace of this opening is further evidence of the attraction of new and exciting stores and their ability to drive traffic and sales. We are working on a number of value-enhancing projects across our portfolio, further demonstrating our expertise in delivering financially successful projects that create substantial value.

The Successor had a net loss for the three and nine months ended September 30, 2022 of $17.4 million and $104.4 million, respectively. The Predecessor had a net loss for the three and nine months ended September 30, 2021 of $42.9 million and $80.7 million, respectively. The Successor recorded a net loss attributable to common shareholders for the three and nine months ended September 30, 2022 of $14.5 million and $96.8 million, respectively. The Predecessor had a net loss attributable to common shareholders for the three and nine months ended September 30, 2021 of $41.7 million and $77.4 million, respectively.

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

Results of Operations

The tables below summarize deconsolidations and dispositions of properties that impact the results of operations of the Successor and Predecessor periods.

Successor Deconsolidations

Property	Location	Date of Deconsolidation
EastGate Mall (1)(2)	Cincinnati, OH	December 2021
Greenbrier Mall (1)(3)	Chesapeake, VA	March 2022
(1)
We deconsolidated the property due to a loss of control when the property was placed into receivership in connection with the foreclosure process.
(2)
The foreclosure process was completed in September 2022.
(3)
The foreclosure process was completed subsequent to September 30, 2022. See Note 16.

Predecessor Deconsolidations

Property	Location	Date of Deconsolidation
Asheville Mall (1)(2)	Asheville, NC	January 2021
Park Plaza (1)(3)	Little Rock, AR	March 2021
(1)
We deconsolidated the property due to a loss of control when the property was placed into receivership in connection with the foreclosure process.
(2)
The foreclosure process was completed in August 2022.
(3)
The foreclosure process was completed in October 2021.

Successor Dispositions

Property	Location	Date of Sale
EastGate Mall Self Storage (1)	Cincinnati, OH	November 2021
Hamilton Place Self Storage (1)	Chattanooga, TN	November 2021
Mid Rivers Mall Self Storage (1)	St. Peters, MO	November 2021
Parkdale Mall Self Storage (1)	Beaumont, TX	November 2021
Springs at Port Orange (1)	Port Orange, FL	December 2021
(1)
The property was owned by a joint venture that was accounted for using the equity method of accounting.

Predecessor Dispositions

Property	Location	Date of Sale
The Residences at Pearland Town Center	Pearland, TX	October 2021

Discussion of the Results of Operation for the Three Month Successor Period Ended September 30, 2022 and the Three Month Predecessor Period Ended September 30, 2021

Revenues

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,
	2022	2021
Rental revenues	$131,642	$145,539
Management, development and leasing fees	1,783	1,780
Other	2,855	3,056
Total revenues	$136,280	$150,375

Rental revenues of the Successor were $131.6 million for the three months ended September 30, 2022. Rental revenues of the Predecessor were $145.5 million for the three months ended September 30, 2021. Rental revenues of the Successor were lower primarily due to higher amortization of net above market leases due to the adoption of fresh start accounting upon our emergence from bankruptcy, as well as lower collections of receivables for which we had previously reserved. Additionally, rental revenues for the three months ended September 30, 2022 were lower as a result of the properties that were deconsolidated during the Successor period.

Operating Expenses

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,
	2022	2021
Property operating	$(24,390)	$(23,818)
Real estate taxes	(13,880)	(13,957)
Maintenance and repairs	(10,272)	(9,482)
Property operating expenses	(48,542)	(47,257)
Depreciation and amortization	(61,050)	(46,479)
General and administrative	(14,625)	(13,502)
Loss on impairment	—	(63,160)
Litigation settlement	36	89
Other	—	(104)
Total operating expenses	$(124,181)	$(170,413)

Total property operating expenses of the Successor were $48.5 million for the three months ended September 30, 2022. Total property operating expenses of the Predecessor were $47.3 million for the three months ended September 30, 2021. Total property operating expenses of the Successor reflect growth in costs due to returning to more normal operations following the impacts of COVID-19, as well as increases in utility rates across our properties and the impact of wage inflation on third party contracts and services.

Depreciation and amortization expense of the Successor was $61.1 million for the three months ended September 30, 2022. Depreciation and amortization expense of the Predecessor was $46.5 million for the three months ended September 30, 2021. Depreciation and amortization expense of the Successor was higher primarily due to a new basis in depreciable assets and intangible in-place lease assets that have shorter useful lives resulting from the adoption of fresh start accounting upon our emergence from bankruptcy.

General and administrative expenses of the Successor were $14.6 million for the three months ended September 30, 2022. General and administrative expenses of the Predecessor were $13.5 million for the three months ended September 30, 2021. General and administrative expenses of the Successor included higher compensation and share-based compensation expenses as we returned to normal operations and compensation practices following the early impacts of COVID-19, as well as our emergence from bankruptcy.

Other Income and Expenses

Interest expense of the Successor was $37.7 million for the three months ended September 30, 2022. Interest expense of the Predecessor was $19.0 million for the three months ended September 30, 2021. Interest expense of the Successor included accretion of debt discounts of $10.1 million on property-level debt that is approaching maturity. The property-level debt discounts were recognized in conjunction with recording our property-level debt at fair value upon the adoption of fresh start accounting. The Successor period also included interest expense related to the secured term loan and the new loans entered into this year that are secured by certain of our open-air centers and outparcels. Also, the Successor had a reversal of previously recognized default interest expense of $1.4 million when forbearance/waiver agreements were obtained. During the Predecessor period we did not recognize interest expense on corporate debt while we were in bankruptcy.

Reorganizations items, net, of the Successor were an addition to income of $1.2 million for the three months ended September 30, 2022, which mostly related to the true up of estimated accrued expenses to actual amounts, partially offset by professional fees and U.S. Trustee fees directly related to the bankruptcy filing. Reorganizations items, net, of the Predecessor were a reduction to income of $12.0 million for the three months ended September 30, 2021, which consisted of professional, legal fees, retention bonuses and U.S. Trustee fees directly related to the bankruptcy filing.

Equity in earnings of unconsolidated affiliates of the Successor was $5.7 million for the three months ended September 30, 2022. Equity in losses of unconsolidated affiliates of the Predecessor was $2.2 million for the three months ended September 30, 2021. Equity in earnings of unconsolidated affiliates of the Successor does not include equity in losses of certain unconsolidated affiliates where the Successor's investment in those unconsolidated affiliates was reduced to zero in connection with the application of fresh start accounting. The Predecessor period includes recognition of equity in losses of certain unconsolidated affiliates.

The income tax provision of the Successor was $2.4 million for the three months ended September 30, 2022. Income tax benefit of the Predecessor was $1.2 million for the three months ended September 30, 2021.

During the three months ended September 30, 2022, the Successor recognized $3.5 million of gain on sales of real estate assets primarily related to the sale of three outparcels. During the three months ended September 30, 2021, the Predecessor recognized $8.7 million of gain on sales of real estate assets primarily related to the sale of two anchors and three outparcels.

Discussion of the Results of Operation for the Nine Month Successor Period Ended September 30, 2022 and the Nine Month Predecessor Period Ended September 30, 2021

Revenues

	Successor	Predecessor
	Nine Months Ended September 30,	Nine Months Ended September 30,
	2022	2021
Rental revenues	$398,806	$405,030
Management, development and leasing fees	5,338	4,888
Other	9,256	10,202
Total revenues	$413,400	$420,120

Rental revenues of the Successor were $398.8 million for the nine months ended September 30, 2022. Rental revenues of the Predecessor were $405.0 million for the nine months ended September 30, 2021. Rental revenues of the Successor were lower primarily due to higher amortization of net above market leases due to the adoption of fresh start accounting upon our emergence from bankruptcy. Percentage rent of the Successor was higher due to increased tenant sales as tenant sales and traffic have improved. Additionally, rental revenues for the nine months ended September 30, 2022 were lower as a result of the properties that were deconsolidated during the Successor period.

Operating Expenses

	Successor	Predecessor
	Nine Months Ended September 30,	Nine Months Ended September 30,
	2022	2021
Property operating	$(69,046)	$(65,243)
Real estate taxes	(42,569)	(45,618)
Maintenance and repairs	(31,068)	(29,047)
Property operating expenses	(142,683)	(139,908)
Depreciation and amortization	(194,469)	(142,090)
General and administrative	(51,149)	(37,383)
Loss on impairment	(252)	(120,342)
Litigation settlement	182	890
Other	(834)	(391)
Total operating expenses	$(389,205)	$(439,224)

Total property operating expenses of the Successor was $142.7 million for the nine months ended September 30, 2022. Total property operating expenses of the Predecessor was $139.9 million for the nine months ended September 30, 2021. Total property operating expenses of the Successor reflect growth in costs due to returning to more normal operations following the impacts of COVID-19, as well as increases in utility rates across our properties and the impact of wage inflation on third party contracts and services.

Depreciation and amortization expense of the Successor was $194.5 million for the nine months ended September 30, 2022. Depreciation and amortization expense of the Predecessor was $142.1 million for the nine months ended September 30, 2021. Depreciation and amortization expense of the Successor was higher primarily due to a new basis in depreciable assets and intangible in-place lease assets that have shorter useful lives resulting from the adoption of fresh start accounting upon our emergence from bankruptcy.

General and administrative expenses of the Successor were $51.1 million for the nine months ended September 30, 2022. General and administrative expenses of the Predecessor were $37.4 million for the nine months ended September 30, 2021. General and administrative expenses of the Successor included higher compensation and share-based compensation expenses as we returned to normal operations and compensation practices following the early impacts of COVID-19, as well as our emergence from bankruptcy. Also, general and administrative expenses of the Successor include incremental professional fees associated with loan modifications and extensions, and fees incurred to obtain credit ratings on our secured term loan in accordance with the term loan agreement.

For the nine months ended September 30, 2021, the Predecessor recognized $120.3 million of loss on impairment of real estate, which was primarily related to five malls, a redeveloped anchor parcel, an associated center and an outparcel. See Note 5 to the condensed consolidated financial statements for more information.

Other Income and Expenses

Interest expense of the Successor was $183.4 million for the nine months ended September 30, 2022. Interest expense of the Predecessor was $65.5 million for the nine months ended September 30, 2021. Interest expense of the Successor included accretion of debt discounts of $108.3 million on property-level debt that is approaching maturity. The property-level debt discounts were recognized in conjunction with recording our property-level debt at fair value upon the adoption of fresh start accounting. The Successor period also included interest expense related to the secured term loan, the exchangeable notes, the secured notes and the new loans entered into this year that are secured by certain of our open-air centers and outparcels. The Successor also recognized a reversal of previously recognized default interest expense of $12.0 million when forbearance/waiver agreements were obtained. The Predecessor did not recognize interest expense on corporate debt during bankruptcy.

For the nine months ended September 30, 2022, the Successor recorded a $36.3 million gain on deconsolidation related to a mall that was deconsolidated due to a loss of control when the mall was placed into receivership in connection with the foreclosure process. For the nine months ended September 30, 2021, the Predecessor recorded a $55.1 million gain on deconsolidation related to two malls that were deconsolidated due to a loss of control when each mall was placed into receivership in connection with the foreclosure process.

Reorganization items, net, of the Successor were an addition to income of $0.3 million for the nine months ended September 30, 2022, which related to the true up of estimated accrued expenses to actual amounts, partially offset by professional fees and U.S. Trustee fees directly related to the bankruptcy filing. Reorganization items, net, of the Predecessor were a reduction to income of $52.0 million for the nine months ended September 30, 2021, which consisted of professional fees, legal fees, retention bonuses and U.S. Trustee fees directly related to the bankruptcy filing.

Equity in earnings of unconsolidated affiliates of the Successor was $16.3 million for the nine months ended September 30, 2022. Equity in losses of unconsolidated affiliates of the Predecessor was $9.6 million for the nine months ended September 30, 2021. Equity in earnings of the Successor does not include equity in losses of certain unconsolidated affiliates where the Successor's investment in those unconsolidated affiliates was reduced to zero in connection with the application of fresh start accounting. The Predecessor period includes recognition of equity in losses of certain unconsolidated affiliates.

The income tax provision of the Successor was $2.8 million for the nine months ended September 30, 2022. The income tax provision of the Predecessor was $0.2 million for the nine months ended September 30, 2021.

During the nine months ended September 30, 2022, the Successor recognized $3.5 million of gain on sales of real estate assets primarily related to the sale of three outparcels. During the nine months ended September 30, 2021, the Predecessor recognized $8.5 million of gain on sales of real estate assets primarily related to the sale of three anchors and three outparcels.

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

A reconciliation of our same-center NOI to net loss for the three-month Successor period ended September 30, 2022 and the three-month Predecessor period ended September 30, 2021 is as follows (in thousands):

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,
	2022	2021
Net loss	$(17,412)	$(42,881)
Adjustments: (1)
Depreciation and amortization	63,886	59,388
Interest expense	60,261	29,023
Abandoned projects expense	—	104
Gain on sales of real estate assets	(3,528)	(8,684)
Gain on sales of real estate assets of unconsolidated affiliates	(33)	(70)
Adjustment for unconsolidated affiliates with negative investment	(13,116)	—
Loss on available-for-sale securities	39	—
Loss on impairment	—	63,160
Litigation settlement	(36)	(89)
Reorganization items, net	(1,220)	12,008
Income tax provision (benefit)	2,422	(1,234)
Lease termination fees	(1,572)	(2,051)
Straight-line rent and above- and below-market lease amortization	3,380	(2,771)
Net loss attributable to noncontrolling interests in other consolidated subsidiaries	3,143	76
General and administrative expenses	14,625	13,502
Management fees and non-property level revenues	(683)	(1,344)
Operating Partnership's share of property NOI	110,156	118,137
Non-comparable NOI	(4,609)	(4,603)
Total same-center NOI	$105,547	$113,534
(1)
Adjustments are based on our Operating Partnership's pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.

Same-center NOI of the Successor was $105.5 million for the three months ended September 30, 2022. Same-center NOI of the Predecessor was $113.5 million for the three months ended September 30, 2021. Same-center NOI of the Successor was 7.0% lower primarily due to $3.7 million of lower revenues and $4.3 million of higher operating expenses. Rental revenues of the Successor were $3.2 million lower primarily due to lower collections of receivables for which we had previously reserved. Property operating expenses of the Successor were higher partially due to the cost of returning to more normal operations following the impacts of COVID-19, as well as increases in utility rates across our properties and the impact of wage inflation on third party contracts and services.

A reconciliation of our same-center NOI to net loss for the nine-month Successor period ended September 30, 2022 and the nine-month Predecessor period ended September 30, 2021 is as follows (in thousands):

	Successor	Predecessor
	Nine Months Ended September 30,	Nine Months Ended September 30,
	2022	2021
Net loss	$(104,440)	$(80,722)
Adjustments: (1)
Depreciation and amortization	212,807	180,846
Interest expense	241,099	93,968
Abandoned projects expense	834	391
Gain on sales of real estate assets	(3,547)	(8,492)
Gain on sales of real estate assets of unconsolidated affiliates	(662)	(70)
Adjustment for unconsolidated affiliates with negative investment	(36,123)	—
Gain on deconsolidation	(36,250)	(55,131)
Loss on available-for-sale securities	39	—
Loss on impairment	252	120,342
Litigation settlement	(182)	(890)
Reorganization items, net	(262)	52,014
Income tax provision	2,751	222
Lease termination fees	(4,020)	(3,329)
Straight-line rent and above- and below-market lease amortization	7,087	961
Net loss attributable to noncontrolling interests in other consolidated subsidiaries	8,002	1,344
General and administrative expenses	51,149	37,383
Management fees and non-property level revenues	(1,798)	(7,135)
Operating Partnership's share of property NOI	336,736	331,702
Non-comparable NOI	(13,803)	(14,341)
Total same-center NOI	$322,933	$317,361
(1)
Adjustments are based on our Operating Partnership's pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.

Same-center NOI of the Successor was $322.9 million for the nine months ended September 30, 2022. Same-center NOI of the Predecessor was $317.4 million for the nine months ended September 30, 2021. Same-center NOI of the Successor was 1.8% higher primarily due to $14.1 million of higher revenues partially offset by $8.5 million of higher operating expenses. Rental revenues of the Successor were $13.6 million higher primarily due to increases in occupancy and an increase in percentage rent due to higher trailing twelve-month tenant sales, which was partially offset by lower tenant reimbursements. Property operating expenses of the Successor were higher partially due to the cost of returning to more normal operations following the impacts of COVID-19, as well as increases in utility rates across our properties and the impact of wage inflation on third party contracts and services.

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

We derive the majority of our revenues from the malls, lifestyle centers and outlet centers. The sources of our revenues by property type were as follows:

	Successor	Predecessor
	Nine Months Ended September 30,	Nine Months Ended September 30,
	2022	2021
Malls, Lifestyle Centers and Outlet Centers	85.9%	89.9%
All Other	14.1%	10.1%

Inline and Adjacent Freestanding Tenant Store Sales

Inline and adjacent freestanding tenant store sales include reporting mall, lifestyle center and outlet center tenants of 10,000 square feet or less and exclude license agreements, which are retail leases that are temporary or short-term in nature and generally last more than three months but less than twelve months. The following is a comparison of our same-center tenant sales per square foot for mall, lifestyle center and outlet center tenants of 10,000 square feet or less (Excluded Properties are not included in sales metrics):

	Successor	Predecessor
	Sales Per Square Foot for the Trailing Twelve Months Ended September 30,	Sales Per Square Foot for the Trailing Twelve Months Ended September 30,
	2022	2021 (1)
Mall, Lifestyle Center and Outlet Center same-center sales per square foot	$440	$431
(1)
Due to the temporary property and store closures that occurred during 2020 related to COVID-19, the majority of our tenants did not report sales for the full reporting period. As a result, we are not able to provide a complete measure of sales per square foot for periods in the year ended December 31, 2020. Sales per square foot for the trailing twelve months ended September 30, 2021 is comprised of sales reported for the periods October through December 2019 and January through September 2021.

Occupancy

Our portfolio occupancy is summarized in the following table (Excluded Properties are not included in occupancy metrics):

	Successor	Predecessor
	As of September 30,	As of September 30,
	2022	2021
Total portfolio	90.5%	88.4%
Malls, Lifestyle Centers and Outlet Centers:
Total malls	88.7%	85.9%
Total lifestyle centers	90.6%	86.8%
Total outlet centers	90.9%	90.1%
Total same-center malls, lifestyle centers and outlet centers	89.1%	86.7%
All Other:
Total open-air centers	94.7%	94.7%
Total other	93.0%	98.7%

Leasing

The following is a summary of the total square feet of leases signed in the three-month periods ended September 30, 2022 and 2021:

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,
	2022	2021
Operating portfolio:
New leases	272,462	118,683
Renewal leases	608,551	379,096
Development portfolio:
New leases	15,703	—
Total leased	896,716	497,779

The following is a summary of the total square feet of leases signed in the nine-month periods ended September 30, 2022 and 2021:

	Successor	Predecessor
	Nine Months Ended September 30,	Nine Months Ended September 30,
	2022	2021
Operating portfolio:
New leases	903,104	473,105
Renewal leases	2,058,920	1,671,201
Development portfolio:
New leases	15,703	60,059
Total leased	2,977,727	2,204,365

Average annual base rents per square foot are based on contractual rents in effect as of September 30, 2022 and 2021, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type:

	Successor	Predecessor
	Nine Months Ended September 30,	Nine Months Ended September 30,
	2022	2021
Total portfolio	$25.10	$25.17
Malls, Lifestyle Centers and Outlet Centers (1):
Total same-center malls, lifestyle centers and outlet centers	29.57	30.03
Total malls	30.14	30.55
Total lifestyle centers	28.53	27.00
Total outlet centers	26.45	27.32
All Other:
Total open-air centers	15.14	14.97
Total other	19.18	19.35
(1)
Excluded Properties are not included.

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the three- and nine-month periods ended September 30, 2022 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (1)	% Change Average
Quarter-to-Date:
All Property Types (2)	371,178	$35.20	$37.03	5.2%	$37.48	6.5%
Malls, Lifestyle Centers & Outlet Centers	321,756	37.76	39.28	4.0%	39.72	5.2%
New leases	28,278	36.47	64.08	75.7%	67.56	85.3%
Renewal leases	293,478	37.89	36.89	(2.6)%	37.03	(2.3)%

Year-to-Date:
All Property Types (2)	1,465,986	$34.44	$31.97	(7.2)%	$32.54	(5.5)%
Malls, Lifestyle Centers & Outlet Centers	1,341,160	35.90	33.06	(7.9)%	33.64	(6.3)%
New leases	135,827	42.42	45.47	7.2%	48.49	14.3%
Renewal leases	1,205,333	35.16	31.66	(9.9)%	31.97	(9.1)%
(1)
Average gross rent does not incorporate allowable future increases for recoverable common area expenses.
(2)
Includes malls, lifestyle centers, outlet centers, open-air centers and other.

New and renewal leasing activity of comparable small shop space of less than 10,000 square feet based on the lease commencement date is as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2022:
New	81	222,588	6.38	$41.03	$42.97	$38.17	$2.86	7.5%	$4.80	12.6%
Renewal	471	1,490,972	2.55	30.29	30.58	33.32	(3.03)	(9.1)%	(2.74)	(8.2)%
Commencement 2022 Total	552	1,713,560	3.11	31.69	32.19	33.95	(2.26)	(6.7)%	(1.76)	(5.2)%

Commencement 2023:
New	6	18,617	8.36	29.84	42.36	31.57	(1.73)	(5.5)%	10.79	34.2%
Renewal	99	258,840	2.75	45.72	46.10	46.02	(0.30)	(0.7)%	0.08	0.2%
Commencement 2023 Total	105	277,457	3.07	44.66	45.85	45.05	(0.39)	(0.9)%	0.80	1.8%

Total 2022/2023	657	1,991,017	3.10	$33.50	$34.09	$35.50	$(2.00)	(5.6)%	$(1.41)	(4.0)%

Liquidity and Capital Resources

As of September 30, 2022, we had $335.7 million available in unrestricted cash and U.S. Treasury securities. Our total pro rata share of debt, excluding unamortized deferred financing costs and debt discounts, at September 30, 2022 was $2,837.7 million, which includes $61.6 million of a deconsolidated property loan that was in receivership. We had $83.0 million in restricted cash at September 30, 2022 related to cash held in escrow accounts for insurance, real estate taxes, capital expenditures and tenant allowances as required by the terms of certain mortgage notes payable, as well as amounts related to cash management agreements with lenders of certain property-level mortgage indebtedness, which are designated for debt service and operating expense obligations.

During the three and nine months ended September 30, 2022, we continued to reinvest the cash from maturing U.S. Treasury securities into new U.S. Treasury securities. We designated our U.S. Treasury securities as available-for-sale. As of September 30, 2022, our U.S. Treasury securities have maturities through July 2023. Subsequent to September 30, 2022, we redeemed and purchased additional U.S. Treasury securities. See Note 16 for additional information.

In February 2022, we issued 10,982,795 shares of common stock to holders of the exchangeable notes in satisfaction of principal, accrued interest and the make-whole payment, and all the exchangeable notes were cancelled in accordance with the terms of the indenture.

In February 2022, the loan secured by Fayette Mall was modified to reduce the fixed interest rate to 4.25% and extend the maturity date through May 2023, with three one-year extension options, subject to certain requirements. As part of the modification, two ground leased outparcels were released from the collateral in exchange for the addition of the redeveloped former middle anchor location. As of September 30, 2022, the loan had an outstanding balance of $129.6 million.

In February 2022, we entered into a forbearance agreement with the lender regarding the default triggered by the bankruptcy filing related to the loan secured by The Outlet Shoppes at Atlanta. As of September 30, 2022, the loan had an outstanding balance of $4.4 million.

In March 2022, we deconsolidated Greenbrier Mall as a result of losing control when the property was placed in receivership. As of September 30, 2022, the loan secured by Greenbrier Mall had an outstanding balance of $61.6 million. Subsequent to September 30, 2022, the lender foreclosed on the loan secured by Greenbrier Mall. See Note 16.

In March 2022, we entered into a new $30.0 million non-recourse mortgage note payable, secured by York Town Center, that provides for a three-year term and a fixed interest rate of 4.75%. The monthly debt service is interest only for the first eighteen months. As of September 30, 2022, the loan had an outstanding balance of $30.0 million ($15.0 million at our share).

In March 2022, we entered into a forbearance agreement with the respective lenders regarding the default triggered by the bankruptcy filing related to the loans secured by Coastal Grand and Fremaux Town Center. As of September 30, 2022, the loans secured by Coastal Grand had an outstanding balance of $105.5 million ($52.8 million at our share). As of September 30, 2022, the loan secured by Fremaux Town Center had an outstanding balance of $60.8 million ($39.5 million at our share).

In April 2022, we closed on a new $40.0 million, ten-year, non-recourse loan secured by The Shoppes at Eagle Point. The new loan bears a fixed interest rate of 5.4%. Proceeds from the new loan were utilized to retire the previous $33.6 million partial recourse loan, which was set to mature in October 2022. As of September 30, 2022, the loan had an outstanding balance of $39.8 million ($19.9 million at our share).

In May 2022, the loan secured by Arbor Place was extended for an additional four years, with a new maturity date of May 2026. The interest rate will remain at the current fixed rate of 5.1%. As of September 30, 2022, the loan had an outstanding balance of $99.0 million.

In May 2022, we entered into a forbearance agreement with the lender regarding the default triggered by the bankruptcy filing related to the loan secured by The Outlet Shoppes of the Bluegrass. As of September 30, 2022, the loan had an outstanding balance of $65.4 million ($32.7 million at our share).

In May 2022, the loan secured by Northwoods Mall was extended on the same terms through April 2026. As of September 30, 2022, the loan had an outstanding balance of $59.0 million.

In May 2022, we entered into a new $65.0 million non-recourse loan. The loan has a ten-year term with a fixed interest rate of 5.85%. It is interest only for the first three years. The loan is secured by open-air centers, which include Hamilton Crossing, Hamilton Corner, The Terrace and The Shoppes at Hamilton Place. Proceeds from the loan were used to redeem $60.0 million aggregate principal amount of the senior secured notes. Also, the previous $7.1 million Hamilton Crossing loan was paid off in conjunction with the closing of the new loan. As of September 30, 2022, the loan had an outstanding balance of $65.0 million.

In June 2022, we entered into a new $360.0 million loan. The interest rate is a fixed 6.95% for $180.0 million of the $360.0 million loan, with the other half of the loan bearing a floating interest rate based on the 30-day SOFR plus 4.10%. The loan has an initial term of five years with one two-year extension, subject to certain conditions. The loan is secured by a pool of 90 outparcels and 13 open-air centers. The open-air centers include Alamance Crossing West, CoolSprings Crossing, Courtyard at Hickory Hollow, Frontier Square, Gunbarrel Pointe, Harford Annex, The Plaza at Fayette, Sunrise Commons, The Shoppes at St. Clair Square, The Landing at Arbor Place, West Towne Crossing, West Towne District and WestGate Crossing. Proceeds from the loan were used to redeem all $335.0 million outstanding on the senior secured notes, which eliminated the recourse guaranty. Also, proceeds were used to paydown $8.3 million on the Brookfield Square Anchor Redevelopment loan, which had an outstanding balance of $18.5 million as of September 30, 2022.

In June 2022, we paid off the $14.9 million loan secured by CBL Center at maturity.

In June 2022, we entered into a new $42.5 million loan secured by Ambassador Town Center. The loan matures in June 2029 and bears a fixed interest rate of 4.35%. The previous $40.7 million loan was paid off in conjunction with the closing of the new loan. Our share of the new loan was $27.5 million as of September 30, 2022.

In June 2022, our board of directors established a regular quarterly dividend. We paid common stock dividends of $0.25 per share in each of the second and third quarters of 2022.

In August 2022, the loan secured by Parkdale Mall and Crossing was extended to March 2026. As of September 30, 2022, the loan had an outstanding balance of $64.2 million.

In August 2022, we notified the lender of our election to extend the loan secured by The Outlet Shoppes of the Bluegrass - Phase II through April 15, 2023.

As of September 30, 2022, the loan secured by Cross Creek Mall had an outstanding balance of $98.7 million. Subsequent to September 30, 2022, the loan was extended through January 5, 2023. The Company remains in discussions with the lender regarding a long term extension. See Note 16.

Subsequent to September 30, 2022, the loan secured by The Outlet Shoppes at Gettysburg was modified. As of September 30, 2022, the loan had an outstanding balance of $35.2 million. See Note 16 for additional information.

Subsequent to September 30, 2022, we reached an agreement with the lender to extend the loan secured by Southpark Mall through June 2026, as well as waive the default triggered by our bankruptcy filing. As of September 30, 2022, the loan had an outstanding balance of $54.4 million. See Note 16.

Subsequent to September 30, 2022, we entered into a loan reinstatement and reaffirmation agreement with the lender regarding the loan secured by Jefferson Mall, which waived the default triggered by our bankruptcy filing. As of September 30, 2022, the loan had an outstanding balance of $56.6 million. See Note 16.

Our total share of consolidated, unconsolidated and other outstanding debt, excluding debt discounts and deferred financing costs, maturing during 2022, assuming all extension options are elected, is $265.6 million, and our total share of consolidated, unconsolidated and other outstanding debt, excluding debt discounts and deferred financing costs, that matured prior to 2022, which remains outstanding at September 30, 2022, is $103.4 million. We are in discussions with the existing lenders to modify and extend or otherwise refinance the loans.

As of September 30, 2022, we had $699.5 million of property-level debt and related obligations, including unconsolidated debt and related obligations, maturing or callable within the next 12 months from the issuance of the financial statements. Subsequent to September 30, 2022, we extended the maturity date or obtained waivers of default for $150.9 million of mortgage notes. See Note 16 for additional information. We intend to refinance and/or extend the maturity dates for the remaining $548.6 million of such mortgage notes payable. In instances where a refinancing and/or extension of maturity dates is unsuccessful we will repay certain of the mortgage notes based on the availability of liquidity and convey certain properties to the lender to satisfy the debt obligation.

Cash Flows - Operating, Investing and Financing Activities

There was $168.7 million of cash, cash equivalents and restricted cash as of September 30, 2022, a decrease of $67.5 million from December 31, 2021. Of this amount, $85.8 million was unrestricted cash and cash equivalents as of September 30, 2022. Also, at September 30, 2022, we had $249.9 million in U.S. Treasuries with maturities through July 2023.

Our net cash flows are summarized as follows (in thousands):

	Successor	Predecessor
	Nine Months Ended September 30,	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$153,820	$202,170
Net cash (used in) provided by investing activities	(107,832)	139,180
Net cash used in financing activities	(113,463)	(32,168)
Net cash flows	$(67,475)	$309,182

Cash Provided By Operating Activities

Cash provided by operating activities of the Successor was $153.8 million for the nine months ended September 30, 2022. Cash provided by operating activities of the Predecessor was $202.2 million for the nine months ended September 30, 2021. Cash provided by operating activities of the Successor reflects a significant increase in interest expense because we incurred interest expense on our new corporate and property-level debt during the nine months ended September 30, 2022. The Predecessor did not pay interest in the prior-year period on the secured credit facility and senior unsecured notes during bankruptcy. The Successor also had higher general and administrative expenses as we returned to normal operations and compensation practices following the early impacts of COVID-19, as well as our emergence from bankruptcy, and because we incurred professional fees associated with loan modifications/extensions and obtained credit ratings on our secured term loan. Conversely, the Successor had higher same-center net operating income and a lower amount of reorganization items, net.

Cash (Used In) Provided By Investing Activities

During the nine months ended September 30, 2022, the Successor had net cash used in investing activities of $107.8 million. During the nine months ended September 30, 2021, the Predecessor had net cash provided by investing activities of $139.2 million. Net cash used in investing activities of the Successor was higher primarily due to the timing of the reinvestment of cash in U.S. Treasury securities. During the Predecessor period there were certain redemptions of U.S. Treasury securities where the subsequent reinvestment in additional U.S. Treasury securities did not occur until after September 30, 2021. Also, the Successor had lower proceeds from sales of real estate assets during the nine months ended September 30, 2022. Conversely, the Successor had higher distributions from unconsolidated affiliates during the nine months ended September 30, 2022.

Cash Used In Financing Activities

During the nine months ended September 30, 2022, the Successor had net cash used in financing activities of $113.5 million. During the nine months ended September 30, 2021, the Predecessor had net cash used in financing activities of $32.2 million. Net cash used in financing activities of the Successor was higher primarily due to principal payments on the secured term loan and costs incurred to obtain new mortgage loans. Proceeds received from the new mortgage loans were used to redeem all the senior secured notes and retire two mortgage notes payable.

Debt

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties. Prior to consideration of unamortized deferred financing costs or debt discounts, of our $2,837.7 million outstanding debt at September 30, 2022, $1,969.1 million constituted non-recourse debt obligations and $868.6 million constituted recourse debt obligations. We believe the tables below provide investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

September 30, 2022:	Consolidated	Noncontrolling Interests	Other Debt (1)	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (2)
Fixed-rate debt:
Non-recourse loans on operating properties	$869,307	$(32,594)	$61,647	$614,231	$1,512,591	4.60%
Open-air centers and outparcels loan	180,000	—	—	—	180,000	6.95%	(3)
Recourse loans on operating properties	—	—	—	10,439	10,439	3.68%
Total fixed-rate debt	1,049,307	(32,594)	61,647	624,670	1,703,030	4.85%
Variable-rate debt:
Non-recourse loans on operating properties	57,015	(13,493)	—	53,011	96,533	5.38%
Recourse loans on operating properties	—	—	—	20,345	20,345	5.80%
Open-air centers and outparcels loan	180,000	—	—	—	180,000	6.61%	(3)
Secured term loan	837,824	—	—	—	837,824	5.31%
Total variable-rate debt	1,074,839	(13,493)	—	73,356	1,134,702	5.53%
Total fixed-rate and variable-rate debt	2,124,146	(46,087)	61,647	698,026	2,837,732	5.12%
Unamortized deferred financing costs	(16,621)	85	—	(2,294)	(18,830)
Debt discounts (4)	(90,821)	13,548	—	—	(77,273)
Total mortgage and other indebtedness, net	$2,016,704	$(32,454)	$61,647	$695,732	$2,741,629
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
(4)
In conjunction with fresh start accounting, the Company estimated the fair value of its mortgage notes and recognized debt discounts upon emergence from bankruptcy on November 1, 2021. The debt discounts are accreted over the term of the respective debt using the effective interest method.

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
(4)
In conjunction with fresh start accounting, the Company estimated the fair value of its mortgage notes and recognized debt discounts upon emergence from bankruptcy on November 1, 2021. The debt discounts are accreted over the term of the respective debt using the effective interest method.

The weighted-average remaining term of our total share of consolidated, unconsolidated and other debt, excluding debt discounts and deferred financing costs, was 2.4 years and 3.3 years at September 30, 2022 and December 31, 2021, respectively. The weighted-average remaining term of our pro rata share of consolidated, unconsolidated and other fixed-rate debt, excluding debt discounts and deferred financing costs, was 2.2 years and 3.2 years at September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022 and December 31, 2021, our total share of consolidated and unconsolidated variable-rate debt, excluding debt discounts and deferred financing costs, represented 40.0% and 32.8%, respectively, of our total pro rata share of debt, excluding debt discounts and deferred financing costs.

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

In June 2022, our board of directors established a regular quarterly dividend. We paid common stock dividends of $0.25 per share in each of the second and third quarters of 2022.

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

Capital Expenditures

The following tables, which exclude expenditures for developments, redevelopments and expansions, summarize our capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the three- and nine-month Successor periods ended September 30, 2022 and for the three- and nine-month Predecessor periods ended September 30, 2021 (in thousands):

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,
	2022	2021
Tenant allowances (1)	$5,639	$4,990

Deferred maintenance:
Parking area and parking area lighting	1,702	802
Roof replacements	149	220
Other capital expenditures	2,761	1,873
Total deferred maintenance	4,612	2,895

Capitalized overhead	377	198

Capitalized interest	156	—

Total capital expenditures	$10,784	$8,083
(1)
Tenant allowances primarily relate to new leases. Tenant allowances related to renewal leases were not material for the periods presented.

	Successor	Predecessor
	Nine Months Ended September 30,	Nine Months Ended September 30,
	2022	2021
Tenant allowances (1)	$12,679	$9,242

Deferred maintenance:
Parking area and parking area lighting	3,215	859
Roof replacements	275	538
Other capital expenditures	6,858	4,126
Total deferred maintenance	10,348	5,523

Capitalized overhead	1,200	665

Capitalized interest	531	32

Total capital expenditures	$24,758	$15,462
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

Developments

Properties Opened During the Nine Months Ended September 30, 2022

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2022 Cost	Opening Date	Initial Unleveraged Yield
Outparcel Developments:
Kirkwood Mall - Five Guys, Blaze Pizza, Thrifty White, Pancheros, Chick-fil-A	Bismarck, ND	100%	15,275	$7,976	$6,738	$2,380	Q2 '22	8.9%
(1)
Total Cost is presented net of reimbursements to be received. Represents total cost incurred by the Predecessor and the Successor.
(2)
Cost to Date does not reflect reimbursements until they are received. Represents total cost to date incurred by the Predecessor and the Successor.

Properties Under Redevelopment at September 30, 2022

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2022 Cost	Expected Opening Date	Initial Unleveraged Yield
Outparcel Development:
Mayfaire Town Center - hotel development	Wilmington, NC	49%	83,021	$15,435	$-	$-	Spring '24	11.0%

Redevelopments:
Dakota Square Herberger's - Five Below	Minot, ND	100%	9,502	1,834	1,891	1,891	Fall '22	8.7%
The Terrace - Nordstrom Rack (former Staples)	Chattanooga, TN	92%	24,155	2,527	416	416	Spring '23	13.0%
York Town Center - Burlington (former Bed Bath & Beyond)	York, PA	50%	28,000	1,247	972	972	Spring '23	18.5%
			61,657	$5,608	$3,279	$3,279

Total Properties Under Development			144,678	$21,043	$3,279	$3,279
(1)
Total Cost is presented net of reimbursements to be received. Represents total cost incurred by the Predecessor and the Successor.
(2)
Cost to Date does not reflect reimbursements until they are received. Represents total cost to date incurred by the Predecessor and the Successor.

Off-Balance Sheet Arrangements

Unconsolidated Affiliates

We have ownership interests in 25 unconsolidated affiliates as of September 30, 2022 that are described in Note 8 to the condensed consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the condensed consolidated balance sheets as investments in unconsolidated affiliates.

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

See Note 12 to the condensed consolidated financial statements for information related to our guarantees of unconsolidated affiliates' debt as of September 30, 2022 and December 31, 2021.

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

Our Annual Report on Form 10-K for the year ended December 31, 2021 contains a discussion of our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these policies and estimates during the nine months ended September 30, 2022. Our significant accounting policies are disclosed in Note 4 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

FFO of the Operating Partnership for the three month Successor period ended September 30, 2022 was $49.5 million. FFO of the Operating Partnership for the three month Predecessor period ended September 30, 2021 was $74.5 million. Excluding the adjustments noted below, FFO of the Operating Partnership, as adjusted, for the three month Successor period ended September 30, 2022 was $59.0 million. Excluding the adjustments noted below, FFO of the Operating Partnership, as adjusted, for the three month Predecessor period ended September 30, 2021 was $95.3 million. For the three month Successor period ended September 30, 2022, FFO of the Operating Partnership and FFO of the Operating Partnership, as adjusted, include the recognition of interest expense of $17.8 million by the Successor on the secured term loan and the new loans entered into this year that are secured by certain of our open-air centers and outparcels, as well as lower rental revenues due to lower collections of receivables for which we had previously reserved. FFO of the Operating Partnership and FFO of the Operating Partnership, as adjusted, of the Predecessor does not reflect interest expense on the senior unsecured notes and the secured credit facility as interest expense was not recognized on this debt due to the bankruptcy filing.

The reconciliation of net loss attributable to common shareholders to FFO allocable to Operating Partnership common unitholders for the three month Successor period ended September 30, 2022 and for the three month Predecessor period ended September 30, 2021 is as follows (in thousands):

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,
	2022	2021
Net loss attributable to common shareholders	$(14,510)	$(41,720)
Noncontrolling interest in income (loss) of Operating Partnership	25	(1,085)
Depreciation and amortization expense of:
Consolidated properties	61,050	46,479
Unconsolidated affiliates	3,665	13,480
Non-real estate assets	(123)	(416)
Dividends allocable to unvested restricted stock	216	—
Noncontrolling interests' share of depreciation and amortization in other consolidated subsidiaries	(829)	(571)
Loss on impairment	—	63,160
Gain on depreciable property	—	(4,836)
FFO allocable to Operating Partnership common unitholders	49,494	74,491
Debt discount accretion, net of noncontrolling interests' share (1)	25,425	—
Adjustment for unconsolidated affiliates with negative investment (2)	(13,116)	—
Litigation settlement (3)	(36)	(89)
Non-cash default interest expense (4)	(1,585)	8,919
Loss on available-for-sale securities	39	—
Reorganization items, net (5)	(1,220)	12,008
FFO allocable to Operating Partnership common unitholders, as adjusted	$59,001	$95,329
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
(3)
Represents a credit to litigation settlement expense in each of the three-month periods ended September 30, 2022 and 2021 related to claim amounts that were released pursuant to the terms of the settlement agreement related to the settlement of a class action lawsuit.
(4)
The three months ended September 30, 2022 includes the reversal of default interest expense when waivers or forbearance agreements were obtained. The three months ended September 30, 2021 includes default interest expense related to loans secured by properties that were in default prior to the Company filing bankruptcy, as well as loans secured by properties that remain in default due to the Company filing bankruptcy.
(5)
Represents costs incurred subsequent to the bankruptcy filing, which consists of professional fees, legal fees, retention bonuses and U.S. Trustee fees expensed in accordance with ASC 852.

FFO of the Operating Partnership for the nine month Successor period ended September 30, 2022 was $115.4 million. FFO of the Operating Partnership for the nine month Predecessor period ended September 30, 2021 was $215.5 million. Excluding the adjustments noted below, FFO of the Operating Partnership, as adjusted, for the nine month Successor period ended September 30, 2022 was $176.3 million. Excluding the adjustments noted below, FFO of the Operating Partnership, as adjusted, for the nine month Predecessor period ended September 30, 2021 was $243.5 million. For the nine months ended September 30, 2022, FFO of the Operating Partnership and FFO of the Operating Partnership, as adjusted, include the recognition of interest expense of $53.7 million on the secured term loan, the exchangeable notes, the secured notes and the new loans entered into this year that are secured by certain of our open-air centers and outparcels. The Predecessor did not recognize interest expense on the senior unsecured notes and the secured credit facility due to the bankruptcy filing.

The reconciliation of net loss attributable to common shareholders to FFO allocable to Operating Partnership common unitholders for the nine month Successor period ended September 30, 2022 and for the nine month Predecessor period ended September 30, 2021 is as follows (in thousands):

	Successor	Predecessor
	Nine Months Ended September 30,	Nine Months Ended September 30,
	2022	2021
Net loss attributable to common shareholders	$(96,830)	$(77,365)
Noncontrolling interest in loss of Operating Partnership	(34)	(2,013)
Depreciation and amortization expense of:
Consolidated properties	194,469	142,090
Unconsolidated affiliates	21,004	40,466
Non-real estate assets	(524)	(1,448)
Dividends allocable to unvested restricted stock	426	—
Noncontrolling interests' share of depreciation and amortization in other consolidated subsidiaries	(2,666)	(1,710)
Loss on impairment, net of taxes	186	120,342
Gain on depreciable property	(629)	(4,836)
FFO allocable to Operating Partnership common unitholders	115,402	215,526
Debt discount accretion, net of noncontrolling interests' share (1)	153,924	—
Adjustment for unconsolidated affiliates with negative investment (2)	(36,123)	—
Senior secured notes fair value adjustment (3)	(395)	—
Litigation settlement (4)	(182)	(890)
Non-cash default interest expense (5)	(19,805)	31,965
Gain on deconsolidation (6)	(36,250)	(55,131)
Loss on available-for-sale securities	39	—
Reorganization items, net (7)	(262)	52,014
FFO allocable to Operating Partnership common unitholders, as adjusted	$176,348	$243,484
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
(4)
Represents a credit to litigation settlement expense in each of the nine-month periods ended September 30, 2022 and 2021 related to claim amounts that were released pursuant to the terms of the settlement agreement related to the settlement of a class action lawsuit.
(5)
The nine months ended September 30, 2022 includes the reversal of default interest expense when waivers or forbearance agreements were obtained. The nine months ended September 30, 2021 includes default interest expense related to loans secured by properties that were in default prior to the Company filing bankruptcy, as well as loans secured by properties that remain in default due to the Company filing bankruptcy.
(6)
For the nine months ended September 30, 2022, we deconsolidated Greenbrier Mall due to a loss of control when the property was placed into receivership in connection with the foreclosure process. For the nine months ended September 30, 2021, we deconsolidated Asheville Mall and Park Plaza due to a loss of control when the properties were placed into receivership in connection with the foreclosure process.
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

Interest Rate Risk

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at September 30, 2022, a 0.5% increase or decrease in interest rates on variable-rate debt would increase or decrease annual cash flows by approximately $5.7 million.

Based on our proportionate share of total consolidated and unconsolidated debt at September 30, 2022, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $14.0 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $14.6 million.

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

PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings

The information in this Item 1 is incorporated by reference herein from Note 12.

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

The shareholders’ rights plan adopted by our board of directors may discourage a third party from acquiring us in a manner that might result in a premium price to our shareholders.

On September 8, 2022, our board of directors adopted a short-term rights plan (the “Rights Plan”) that will expire on September 8, 2023, or sooner under certain circumstances. Pursuant to the Rights Plan, the board of directors authorized a dividend of one share purchase right (a “Right”) for each outstanding share of our common stock. If a person or group of affiliated or associated persons acquires beneficial ownership of 10.0% or more of our outstanding common shares, subject to certain exceptions (including exceptions for existing holders who do not increase their holdings as provided in the Rights Plan), each Right would effectively entitle its holder (other than the acquiring person or group of affiliated or associated persons) to purchase additional common shares at a substantial discount to the public market price. In addition, under certain circumstances, we may exchange the Rights (other than Rights beneficially owned by the acquiring person or group of affiliated or associated persons), in whole or in part, for common shares on a one-for-one basis, or we may redeem the Rights for cash at a price of $0.001 per Right. The Rights Plan could make it more difficult for a third party to acquire us or a large block of our common shares without the approval of our board of directors, which may discourage a third party from acquiring us in a manner that might result in a premium price to our shareholders.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3: Defaults Upon Senior Securities

Not applicable.

ITEM 4: Mine Safety Disclosures

Not applicable.

ITEM 5: Other Information

None.

ITEM 6: Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
4.1

Stockholder Protection Rights Agreement, dated as of September 8, 2022 (the “Rights Agreement”), between CBL & Associates Properties, Inc. and Computershare Trust Company, N.A., as Rights Agent, which includes as Exhibit A the forms of Rights Certificate and Election to Exercise and as Exhibit B the form of Certificate of Designation and Terms of the Participating Preferred Stock (incorporated by reference from the Company's Current Report on Form 8-K, filed on September 9, 2022).

10.1	Employment Agreement for Benjamin W. Jaenicke, dated September 1, 2022 (incorporated by reference from the Company's Current Report on Form 8-K, filed on September 1, 2022).
10.2	Relocation Allowance Commitment with Benjamin W. Jaenicke, dated September 1, 2022 (incorporated by reference from the Company's Current Report on Form 8-K, filed on September 1, 2022).
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

CBL & ASSOCIATES PROPERTIES, INC.

Date: November 14, 2022	/s/ Farzana Khaleel
Farzana Khaleel
Executive Vice President -
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)