Form 10-K
period 2022-12-31
CBL & ASSOCIATES PROPERTIES INC
filed 2023-03-01
CIK 910612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐
		Emerging growth company	☐

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

Yes ☒	No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The aggregate market value of the 18,141,084 shares of CBL & Associates Properties, Inc.'s common stock, $0.001 par value, held by non-affiliates of the registrant as of June 30, 2022 was $423,134,062, based on the closing price of $23.49 per share on the New York Stock Exchange on June 30, 2022. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.)

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒	No ☐

As of February 23, 2023, 32,060,956 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of CBL & Associates Properties, Inc.’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference in Part III.

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
•
cyber attacks or acts of cyber terrorism; and
•
other risks referenced from time to time in filings with the Securities and Exchange Commission (“SEC”) and those factors listed or incorporated by reference into this report.

This list of risks and uncertainties is only a summary and is not intended to be exhaustive. We disclaim any obligation to update or revise any forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking information.

PART I

ITEM 1. BUSINESS

This Annual Report on Form 10-K (this "Annual Report") is being filed by CBL & Associates Properties, Inc. (the "Company," "CBL," "we," "us" and "our"), a Delaware corporation. As described below, we refer to the post-emergence reorganized company as the “Successor” and the pre-emergence company as the “Predecessor.” Unless stated otherwise or the context otherwise requires, references to the “Company,” “we,” “us” and “our” also includes our subsidiaries.

Emergence from Bankruptcy

Beginning on November 1, 2020, CBL and CBL & Associates Limited Partnership (the "Operating Partnership"), together with certain of its direct and indirect subsidiaries (collectively, the “Debtors”), filed voluntary petitions (the “Chapter 11 Cases”) under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Bankruptcy Court authorized the Debtors to continue to operate their businesses and manage their properties as debtors-in-possession pursuant to the Bankruptcy Code. The Chapter 11 Cases are being jointly administered for procedural purposes only under the caption In re CBL & Associates Properties, Inc., et al., Case No. 20-35226.

In connection with the Chapter 11 Cases, on August 11, 2021, the Bankruptcy Court entered an order, Docket No.1397 (Confirmation Order), confirming the Debtors’ Third Amended Joint Chapter 11 Plan of CBL & Associates Properties, Inc. and its Affiliated Debtors (With Technical Modifications) (as modified at Docket No. 1521, the “Plan”).

On November 1, 2021 (the “Effective Date”), the conditions to effectiveness of the Plan were satisfied and the Debtors emerged from the Chapter 11 Cases. The Company filed a notice of the Effective Date of the Plan with the Bankruptcy Court on November 1, 2021. Following the Effective Date, one of the Debtor’s Chapter 11 Cases remains open to administer claims pursuant to the Plan.

The Company’s Business

We were organized on July 13, 1993, as a Delaware corporation, and completed an initial public offering on November 3, 1993. We are a self-managed, self-administered, fully integrated real estate investment trust ("REIT"). We own, develop, acquire, lease, manage, and operate regional shopping malls, outlet centers, lifestyle centers, open-air centers and other properties. Our properties are located in 22 states, but are primarily in the southeastern and midwestern United States. We have elected to be taxed as a REIT for federal income tax purposes.

We conduct substantially all our business through the Operating Partnership, which is a variable interest entity ("VIE"). We are the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. CBL Holdings I, Inc. is the sole general partner of the Operating Partnership. At December 31, 2022, CBL Holdings I, Inc. owned a 1.0% general partner interest and CBL Holdings II, Inc. owned an 98.97% limited partner interest in the Operating Partnership, for a combined interest held by us of 99.97%. As of December 31, 2022, third parties owned a 0.03% limited partner interest in the Operating Partnership.

See Note 1 to the consolidated financial statements for information on our properties as of December 31, 2022. The Malls (“Malls, Lifestyle Centers and Outlet Centers”) and All Other Properties ("Open-Air Centers and Other") are collectively referred to as the “properties” and individually as a “property.”

We conduct our property management and development activities through CBL & Associates Management, Inc. (the “Management Company”) to comply with certain requirements of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). The Operating Partnership owns 100% of the Management Company’s outstanding stock.

Rental revenues are primarily derived from leases with retail tenants and generally include fixed minimum rents, percentage rents based on tenants’ sales volumes and reimbursements from tenants for expenditures related to real estate taxes, insurance, common area maintenance ("CAM") and other recoverable operating expenses, as well as certain capital expenditures. We also generate revenues from management, leasing and development fees, sponsorships, sales of peripheral land at our properties and from sales of operating real estate assets when it is determined that we can realize an appropriate value for the assets. Proceeds from such sales are generally used to retire related indebtedness, reduce outstanding balances on our indebtedness and for general corporate purposes.

The following terms used in this Annual Report on Form 10-K will have the meanings described below:

▪
GLA – refers to gross leasable area of space in square feet, including Anchors and Mall tenants.
▪
Anchor – refers to a department store, other large retail store, non-retail space or theater greater than or equal to 50,000 square feet.

▪
Junior Anchor - retail store, non-retail space or theater comprising 20,000 square feet and greater, but less than 50,000 square feet.
▪
Inline – retail store or non-retail space comprising less than 20,000 square feet.
▪
Freestanding – property locations that are not attached to the primary complex of buildings that comprise the mall shopping center.
▪
Outparcel – land and freestanding developments, such as retail stores, banks and restaurants, which are generally on the periphery of our properties.

Significant Markets and Tenants

Top Five Markets

Our top five markets, based on percentage of total revenues, were as follows for the year ended December 31, 2022:

Market	Percentage of Total Revenues
St. Louis, MO	7.0%
Laredo, TX	4.4%
Chattanooga, TN	4.3%
Lexington, KY	4.3%
Greensboro, NC	3.6%

Top 25 Tenants

Our top 25 tenants based on percentage of total revenues were as follows for the year ended December 31, 2022:

	Tenant	Number of Stores	Square Feet	Percentage of Total Revenues (1)
1	Signet Jewelers Ltd. (2)	112	166,502	2.80%
2	Victoria's Secret & Co.	49	397,537	2.65%
3	Foot Locker, Inc.	78	377,818	2.57%
4	American Eagle Outfitters, Inc.	61	372,587	2.20%
5	Dick's Sporting Goods, Inc. (3)	25	1,462,150	2.16%
6	Bath & Body Works, Inc.	57	231,813	1.93%
7	Genesco Inc. (4)	82	160,462	1.61%
8	Finish Line, Inc.	36	194,138	1.45%
9	The Buckle, Inc.	37	191,577	1.22%
10	Luxottica Group S.P.A. (5)	81	179,125	1.20%
11	Cinemark Holdings, Inc.	9	467,190	1.16%
12	The Gap, Inc.	45	534,986	1.16%
13	Hot Topic, Inc.	94	222,716	0.99%
14	Express Fashions	30	246,437	0.98%
15	Shoe Show, Inc.	29	378,849	0.91%
16	Spencer Spirit Holdings, Inc.	48	110,906	0.89%
17	Claire's Stores, Inc.	68	85,364	0.87%
18	H & M Hennes & Mauritz AB	38	803,811	0.85%
19	The TJX Companies, Inc. (6)	18	520,475	0.83%
20	Barnes & Noble	17	465,199	0.83%
21	Abercrombie & Fitch, Co.	28	189,942	0.78%
22	Ulta Salon, Cosmetics & Fragrance, Inc.	23	237,961	0.76%
23	Regal Entertainment Group	7	370,773	0.74%
24	The Children's Place, Inc.	35	151,723	0.71%
25	Focus Brands LLC (7)	69	48,270	0.69%
		1,176	8,568,311	32.93%
(1)
Includes the Successor Company’s proportionate share of total revenues from consolidated and unconsolidated affiliates based on the ownership percentage in the respective joint venture and any other applicable terms.
(2)
Signet Jewelers Ltd. operates Kay Jewelers, Marks & Morgan, JB Robinson, Shaw’s Jewelers, Osterman’s Jewelers, LeRoy’s Jewelers, Jared Jewelers, Belden Jewelers, Ultra Diamonds, Rogers Jewelers, Zales, Peoples and Piercing Pagoda.
(3)
Dick’s Sporting Goods, Inc. operates Dick’s Sporting Goods, Golf Galaxy and Field & Stream.
(4)
Genesco Inc. operates Journey’s, Underground by Journey’s, Shi by Journey’s, Johnston & Murphy, Hat Shack, Lids, Hat Zone and Clubhouse.
(5)
Luxottica Group S.P.A. operates Lenscrafters, Pearle Vision and Sunglass Hut.
(6)
The TJX Companies, Inc. operates T.J. Maxx, Marshalls, HomeGoods and Sierra Trading Post. In Europe, they operate T.K. Maxx and HomeSense.
(7)
Focus Brands operates certain Auntie Anne’s, Cinnabon, Moe’s Southwest Grill and Planet Smoothie locations.

Operating Strategy

We operate a diverse portfolio of dynamic properties including enclosed regional malls, outlet centers, lifestyle centers and open-air centers. Our locations are in strong mid-tier markets with a focus in the growing southeast and midwest. Nearly 30% of our 2022 same-center net operating income ("NOI") was generated by non-mall assets. Our primary objective is to operate our portfolio to maximize the long-term value of our company by generating increasing levels of NOI, and improving free cash flow through a variety of methods as further discussed below.

NOI is a non-GAAP measure. For a description of NOI, a reconciliation from net income (loss) to NOI, and an explanation of why we believe this is a useful performance measure, see Non-GAAP Measure – Same-center Net Operating Income in “Results of Operations.”

Internal Growth

We look to generate internal growth through a variety of strategies. We incorporate contractual rent increases in our leases and negotiate increases in rental rates as leases mature, when possible. We aggressively pursue new tenants to maintain and grow occupancy, enhance our merchandising mix and improve the credit quality of our tenant base. We actively manage our properties including a focus on controlling operating expenses with a goal of maintaining or improving operating margins and enhancing cash flows, while maintaining a high-quality customer experience. We pursue opportunities to generate ancillary revenues at our properties when space is available for shorter terms through temporary leases and license agreements, as well as advertising including sponsorships and promotional activities. These programs allow us to maximize revenues in our centers during downtime between permanent leases, as well as monetize other aspects of the property.

Asset Densification

Our strategy of owning a diverse portfolio of dynamic properties in strong mid-tier markets has served the company well as CBL’s dominant locations generate significant demand from retail and non-retail users alike. We actively evaluate unused parking fields and available land for primarily non-retail densification projects, which provides us with the opportunity to capitalize on the embedded equity value of our land and increase the overall value of our properties. We believe the addition of non-retail users drives new and additional traffic and sales to our centers, which may enhance their dominant position in the market.

Through redevelopment we capitalize on opportunities to increase the productivity of previously occupied space and enhance the overall value of the centers through re-tenanting and/or changing the use of the space, as well as aesthetic upgrades. Redevelopments may result from acquiring or regaining possession of Anchor space (such as former department stores) and re-leasing to a single user, subdividing it into multiple spaces or razing the building for new development. When evaluating a redevelopment project, we review the stand-alone cost and returns, terminal value, co-tenancy, as well as the impact that the project and new tenant(s) is expected to have on the rest of the property including the aesthetic impact and improvements to traffic, sales and leasing demand.

See Liquidity and Capital Resources section in Item 7 of this Annual Report for information on the projects completed during 2022 and under construction at December 31, 2022.

Active Portfolio Management and Asset Recycling

We actively manage our asset base with the goal of enhancing the overall quality and value of our portfolio. We regularly review our portfolio to identify assets that no longer fit our strategy or where we believe it appropriate to redeploy resources into investments with higher growth or higher return opportunities. We also selectively acquire properties, including available anchors or parcels, we believe will provide resilient cash flows or that can appreciate in value by increasing NOI through our redevelopment, leasing and management expertise.

Balance Sheet Strategy

Our balance sheet strategy is focused on reducing overall debt, extending our debt maturity schedule, limiting exposure to recourse loans and lowering our overall cost of borrowings to limit maturity risk, improve free cash flow and enhance enterprise value.

We also pursue opportunities to improve the terms of our secured property-level, mortgage loans including refinancing loans at lower interest rates and longer-term maturities. We are exploring refinancing opportunities in the open lending market, as appropriate, in addition to working with our current lenders toward favorable modifications of existing loans.

Environmental, Social and Governance (ESG)/Green Building Practices

CBL’s ESG efforts are spearheaded by the ESG Team, a dedicated task force that focuses on ESG factors including Sustainability, Social Governance and Corporate Governance as well as reporting to CBL’s Board, and publicly on our website and in public filings. The members that make up this committee represent various departments within CBL, such as Management, Investor Relations, People & Culture, Public Relations and Operations Services. The Nominating/Corporate Governance Committee is responsible for oversight of the Company’s ESG efforts. Part of our efforts includes regularly reviewing existing policies and procedures to include current best practices. More information on our sustainability, diversity, equity, inclusion and belonging ("DEIB"), social responsibility and community involvement initiatives is available in the Human Capital section below and on dedicated web pages at cblproperties.com/about. The information on our web site is not, and should not be considered, a part of this Form 10-K.

Environmental Matters

A discussion of the current effects and potential impacts on our business and properties of compliance with federal, state and local environmental regulations is presented in Item 1A of this Annual Report on Form 10-K under the subheading “Risks Related to Real Estate Investments and Our Business.”

Competition

Our properties compete with various shopping facilities in attracting retailers to lease space. In addition, retailers at our properties face competition from discount shopping centers, outlet centers, wholesale clubs, direct mail, television shopping networks, the internet and other retail shopping developments. The extent of the retail and non-retail competition varies from market to market. We work aggressively to attract customers through marketing promotions and social media campaigns. Many of our retailers have adopted an omni-channel approach which leverages sales through both digital and traditional retailing channels.

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

Equity

Common Stock

Our authorized common stock consists of 200,000,000 shares at $0.001 par value per share. We had 31,780,109 shares of common stock issued and outstanding as of December 31, 2022. In connection with the Company's emergence from Chapter 11 reorganization on the Effective Date, all equity interests of the Company issued and outstanding immediately prior to the Effective Date were deemed cancelled, discharged and of no force or effect.

Preferred Stock

Our authorized preferred stock consists of 15,000,000 shares at $0.001 par value per share. No shares of preferred stock were issued and outstanding as of December 31, 2022.

Financial Information about Segments

See Note 11 to the consolidated financial statements for information about our reportable segments.

Human Capital

We believe our people are critical to the success of our Company. We are committed to providing a work environment that attracts, develops, and retains high-performing team members and to promoting a culture that allows each team member to feel respected, included and empowered. We engage with our employees regularly and in 2022 completed an employee engagement assessment. The survey netted a 74% response rate and secured CBL Great Place to Work Certification™.

CBL does not have any employees other than its statutory officers. As of December 31, 2022, our Management Company had 395 full-time and 77 part-time employees that represented the following demographics:

▪
19% racially diverse and 62% female.
▪
We are proud that 4% of our workforce served in the military.

▪
Within the team, 6% self-identify as disabled.
▪
Generationally, the population is represented across the Gen X (32%), Gen Y (43%), and Baby Boomer (20%) array with an emerging Gen Z (4%) and a contribution by Traditionalists (<1%).

CBL benefits from low voluntary turnover which declined from 12% to 8% with 85% who left voluntarily completing our exit interview process rendering a net promoter score of 93%. While we support freedom of association, we enjoy direct relationships as none of our employees are represented by a union.

To attract, retain and develop our high-performing team members, we offer compensation programs that include a mix of salaries, variable incentive bonuses and equity-based awards. To help ensure pay for performance alignment, CBL team members and their direct managers participate in an annual performance evaluation process. The evaluation process includes interactive goal setting and feedback designed to enhance performance, engagement, and professional development. In 2022, an externally conducted compensation analysis reflected a 0.00% pay gap based on gender and 0.00% based on race. Our compensation programs are supplemented by comprehensive employment benefits as well as training and educational programs. Certain benefits are also available to part-time CBL team members.

We provide our team with learning and development opportunities including conferences, leadership programs, and other ad hoc training programs. Programs cover a variety of topics such as career development and skills training; health, well-being, and safety; DEIB; and more. We expanded these training efforts in 2022 to include new technology and tools for self-guided learning featuring on-demand educational content across a variety of topics. We also mandate annual cyber-security training for all full-time employees. In 2022, CBL team members completed 6,201 hours of training.

We are expanding outreach efforts in recruiting through several new partnerships including:

▪
Partnering with Transition Overwatch, which targets Veterans.
▪
Participating in ICSC’s Launch Academy and Project Destined internship opportunities for 2023, which target underrepresented groups in our industry.
▪
Participating in Chattanooga-based STEP-UP internship opportunities with underrepresented area high school students.

We have long maintained several employee-led programs, including CBL Community, CBL Cares, CBL Fit and CBL Social.

CBL Community is focused on initiatives that emphasize the importance and focus we place on people, the driving force behind CBL. CBL Community is pursuing internal and external endeavors to improve organizational impacts on diversity, equity, inclusion, and belonging (“DEIB”), through education, engagement initiatives, and the creation of opportunities and partnerships with underrepresented groups. To support these efforts, we have engaged a third-party consulting firm that specializes in inclusive leadership practices. To further these goals, in 2022 CBL Community introduced Fireside Chats, which allow team members to learn about various DEIB topics from their peers. Additionally, in 2022 initial groups of senior leadership and certain CBL team members completed DEIB training in accordance with the Company’s ESG Policy and DEIB Strategic Plan as overseen by the DEIB Steering Committee that is chaired by our chief executive officer. Finally, the entire CBL team will participate in Unconscious Bias training in the first quarter of 2023.

CBL Cares partners with and supports local charitable organizations that contribute to the growth and development of the communities we serve. One of our goals for 2022 was to increase the number of hours CBL team members volunteer through our CBL Cares volunteer program. We are pleased to have met this goal, with team members volunteering 924 hours with non-profit organizations, an increase over 2021. In total, through volunteer hours, corporate donations and CBL Cares funds, we provided support valued at nearly $200,000 to organizations across our portfolio that work to meet the diverse needs of our communities. Lastly, through our annual United Way workplace campaign as well as a special monetary and in-kind gift commemorating United Way’s 100th birthday, our team contributed more than $138,000 to United Way.

CBL Fit provides advocacy of wellness for the whole person at work and CBL Social provides engagement opportunities and interconnectivity through team-based events.

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

Risks Related to Real Estate Investments and Our Business

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
➣
Adverse changes in governmental regulations and related costs, including potential significant costs related to compliance with environmental laws and disclosure requirements.
➣
Competition from other retail facilities, and from alternatives to traditional retail such as online shopping.
•
Certain of our properties are subject to ownership interests held by third parties, whose interests may conflict with ours.
•
Inflation continues to impact our financial condition and results of operations.
•
Increased expenses, decreased occupancy rates, tenants converting to gross leases and requesting deferrals and rent abatements may not allow us to recover the majority of our CAM, real estate taxes and other operating expenses.
•
Bankruptcy of joint venture partners could impose delays and costs on us with respect to jointly owned retail properties.
•
Any significant resurgence of the COVID-19 pandemic or a similar threat, and governmental responses thereto, could once again materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance, as could any future outbreak of another highly infectious or contagious disease.
•
We face possible risks associated with climate change.
•
Possible terrorist activity or other acts of violence could adversely affect our financial condition and results of operations.
•
Social unrest and acts of vandalism or violence could adversely affect our business operations.
•
Our properties may be subject to impairment charges which could adversely affect our financial results.
•
While cybersecurity attacks, to date, have not materially impacted our financial results, future cyber attacks, cyber intrusions or other disruptions of our information technology networks could disrupt our operations, compromise confidential information and adversely impact our financial condition.

•
Pending or potential future litigation could distract our officers from attending to the Company’s business and could have a material adverse effect on our business, financial condition and results of operation.
•
Uninsured losses could adversely affect us, and in the future our insurance may not cover acts of terrorism.
•
Our bankruptcy filing, from which we emerged in 2021, may adversely affect our business.
•
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

Risks Related to Dividends and Our Stock

•
We currently are not eligible to register the offer and sale of securities on SEC Form S-3. We intend to regain eligibility to use Form S-3 as soon as is practicable; however, we cannot provide any assurance that we will be able to regain eligibility.
•
We cannot assure you of our ability to pay dividends or distributions in the future or the amount of any dividends or distributions.
•
Our ability to pay dividends on our common stock depends on the distributions we receive from our Operating Partnership, through which we conduct substantially all our business.

Risks Related to Geographic Concentrations

•
Our properties are located principally in the southeastern and midwestern United States, so our business is subject generally to economic conditions in these regions and, in particular, to adverse economic developments affecting the operating results of our properties in our five largest markets.

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
•
The shareholders’ rights plan adopted by our board of directors, which expires on September 8, 2023, may discourage a third party from acquiring us in a manner that might result in a premium price to our shareholders.

RISKS RELATED TO REAL ESTATE INVESTMENTS AND OUR BUSINESS

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

In addition, other factors may adversely affect the value of our properties without affecting their current revenues, including:

•
an environment of rising interest rates, which could negatively impact both the value of commercial real estate such as retail shopping centers and the overall retail climate;
•
adverse changes in governmental regulations, such as local zoning and land use laws, environmental regulations or local tax structures that could inhibit our ability to proceed with development, expansion or renovation activities that otherwise would be beneficial to our properties;
•
potential environmental or other legal liabilities that reduce the amount of funds available to us for investment in our properties; and
•
any inability to obtain sufficient financing (including construction financing, permanent debt, secured and unsecured notes issuances, lines of credit and term loans), or the inability to obtain such financing on commercially favorable terms, to fund repayment of maturing loans, new developments, acquisitions, and property redevelopments, expansions and renovations which otherwise would benefit our properties.

Illiquidity of real estate investments could significantly affect our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Substantially all our consolidated assets consist of investments in real estate properties. Because real estate investments are relatively illiquid, our ability to quickly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand for space, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. In addition, current economic and capital market conditions might make it more difficult for us to sell properties or might adversely affect the price we receive for properties that we do sell, as prospective buyers might experience increased costs of debt financing or other difficulties in obtaining debt financing.

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

We will incur various risks in connection with any developments, redevelopments or property expansions, including the risk that developments, redevelopments or expansion opportunities explored by us may be abandoned for various reasons including, but not limited to, credit disruptions that require the Company to conserve its cash until the capital markets stabilize or alternative credit or funding arrangements can be made. Developments, redevelopments or expansions also include the risk that construction costs of a project may exceed original estimates, possibly making the project unprofitable. Other risks include the risk that we may not be able to refinance construction loans which are generally with full recourse to us, the risk that occupancy rates and rents at a completed project will not meet projections and will be insufficient to make the project profitable, and the risk that we will not be able to obtain Anchor, mortgage lender and property partner approvals for certain expansion activities.

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

We own partial interests in 7 malls, 5 outlet centers, 1 lifestyle center, 12 open-air centers, 2 office buildings, a hotel and a hotel development. Of those interests, 2 malls, 3 outlet centers, 3 open-air centers, a hotel and a hotel development are all owned by unconsolidated joint ventures and are managed by a property manager that is affiliated with the third-party partner, which receives a fee for its services. The third-party partner of each of these properties controls the cash flow distributions, although our approval is required for certain major decisions. We have interests in two outlet centers that are owned by consolidated joint ventures and managed by a property manager that is affiliated with the third-party partner, which receives a fee for its services.

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

Inflation has impacted and may continue to impact our financial condition and results of operations.

The 2022 annual rate of inflation in the U.S. was higher than at any point in recent years. Inflationary price increases could have an adverse effect on consumer spending, which could impact our tenants’ sales and, in turn, our tenants’ business operations. This could affect the amount of rent these tenants pay, including if their leases provide for percentage rent, and their ability to pay rent. Also, inflation has caused increases in operating expenses, which could increase occupancy costs for tenants and, to the extent that we are unable to recover operating expenses from tenants, could increase operating expenses for us. In addition, if the rate of inflation exceeds the scheduled rent increases included in our leases, then our net operating income and our profitability would decrease. Inflation has resulted in increases in market interest rates, which not only negatively impact consumer spending and tenant investment decisions, but also increases the borrowing costs associated with our existing or any future variable rate debt, to the extent such rates are not effectively hedged or fixed, or any future debt that we incur. Inflation might also inhibit our ability to obtain new financing or refinancing.

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

There is also a trend of more tenants moving to gross leases with periodic increases, which provide that the tenant pays a single specified amount, with no additional payments for reimbursements of the tenant’s portion of operating expenses. As a result, we are responsible for any increases in operating expenses, and benefit from any decreases in operating expenses.

Additionally, in the event that our properties are not fully occupied, we would be required to pay the portion of any operating, redevelopment or renovation expenses allocable to the vacant space(s) that would otherwise typically be paid by the residing tenant(s).

Bankruptcy of joint venture partners could impose delays and costs on us with respect to the jointly owned retail properties.

In addition to the possible effects on our joint ventures of our having gone through the bankruptcy process, the bankruptcy of one of the other investors in any of our jointly owned shopping centers could materially and adversely affect the relevant property or properties. Under the bankruptcy laws, we would be precluded from taking some actions affecting the estate of the other investor without prior approval of the bankruptcy court, which would, in most cases, entail prior notice to other parties and a hearing in the bankruptcy court. At a minimum, the requirement to obtain court approval may delay the actions we would or might want to take. If the relevant joint venture through which we have invested in a property has incurred recourse obligations, the discharge in bankruptcy of one of the other investors might result in our ultimate liability for a greater portion of those obligations than we would otherwise bear.

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

There can be no assurance that our leases will be renewed or that vacant space will be re-leased at rates equal to or above the current average net effective rental rates or that substantial rent abatements, tenant improvements, early termination rights or below market renewal options will not be offered to attract new tenants or retain existing tenants. If the rental rates decrease, if our existing tenants do not renew their leases or if we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition and results of operations could be adversely affected.

Any significant resurgence of the COVID-19 pandemic or a similar threat, and governmental responses thereto, could once again materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance, as could any future outbreak of another highly infectious or contagious disease.

Over the past three years, the COVID-19 pandemic has had a material negative impact on economic and market conditions around the world, and specifically in the retail real estate sector. As the impact of the COVID-19 pandemic continued to evolve, governments and other authorities imposed measures intended to control its spread, including restrictions on freedom of movement, group gatherings and business operations such as travel bans, border closings, business closures, quarantines, stay-at-home orders, shelter-in-place orders, density limitations and social distancing measures. While these restrictions have long since been lifted, and the negative impact of the COVID-19 pandemic appears to be much improved, it remains possible that a significant resurgence of the threat from COVID-19, or any similar future pandemic, could result in governments and other authorities reinstituting these measures or imposing new, more restrictive measures, in response to our tenants’ and consumers’ perception of the related risks.

Demand for retail space and the profitability of our properties depends, in part, on the ability and willingness of tenants to enter into and perform obligations under leases. Any significant resurgence of COVID-19, or a similar future pandemic, could once again reduce the willingness of customers to visit our properties and adversely impact our tenants’ businesses based on many factors, including local transmission rates, the emergence of new variants, the development, availability, distribution, effectiveness and acceptance of existing and new vaccines, and the effectiveness and availability of cures or treatments. Further, demand could remain reduced due to heightened sensitivity to risks associated with the transmission of COVID-19 or any other pandemic diseases. Although consumers’ risk tolerance has evolved and tenants and consumers alike took measures to adapt to the COVID-19 pandemic, such as the addition of services like curbside pickup, the impact of these adaptations continues to evolve and there is no guarantee that retail will ever fully return to pre-pandemic levels.

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
•
our ability to renew leases or re-lease available space in our properties on favorable terms or at all, including as a result of a deterioration in the economic and market conditions in the markets in which we own properties or due to restrictions intended to prevent the spread of COVID-19 or any similar future pandemic, including any additional government mandated closures of businesses that frustrate our leasing activities;
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
•
our and our tenants’ ability to manage our respective businesses to the extent our and their management or personnel (including on-site employees) are impacted in significant numbers by COVID-19 or any future pandemic or are otherwise not willing, available or allowed to conduct work, including any impact on our tenants’ ability to deliver timely information to us that is necessary for us to make effective decisions; and
•
our and our tenants’ ability to ensure business continuity in the event our or our tenants’ continuity of operations plan is (i) not effective or improperly implemented or deployed or (ii) compromised due to increased cyber and remote access activity due to COVID-19 or any future pandemic.

To the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks described herein.

We face possible risks associated with climate change.

We may become subject to laws or regulations related to climate change, which could cause our business, results of operations and financial condition to be impacted adversely. The federal government has enacted, and some of the states and localities in which we operate may enact, certain climate change laws and regulations or have begun regulating carbon footprints and greenhouse gas emissions. Although these laws and regulations have not had any known material adverse effects on our business to date, they could result in substantial costs, including compliance costs, increased energy costs, retrofit costs and construction costs, including monitoring and reporting costs, and capital expenditures for environmental control facilities and other new equipment. We have implemented strategies to support our continued effort to reduce energy and water consumption, greenhouse gas emissions and waste production across our portfolio. We cannot predict how future laws and regulations, or future interpretations of current laws and regulations, related to climate change will affect our business, results of operations and financial condition. Additionally, the potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These may include changes to global weather patterns, which could include local changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperature averages or extremes. These impacts may adversely affect our properties, our business, financial condition and results of operations.

Additionally, there has been increasing public focus by investors, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. We may make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation may suffer.

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

All our properties (but not properties for which we hold an option to purchase but do not yet own) have been subject to Phase I environmental assessments or updates of existing Phase I environmental assessments. Such assessments generally consisted of a visual inspection of the properties, review of federal and state environmental databases and certain information regarding historic uses of the property and adjacent areas and the preparation and issuance of written reports. Some of our properties contain, or contained, underground storage tanks used for storing petroleum products or wastes typically associated with automobile service or other operations conducted at our properties. Certain of our properties contain, or contained, dry-cleaning establishments utilizing solvents. Where believed to be warranted, samplings of building materials or subsurface investigations were undertaken. At certain of our properties, where warranted by the conditions, we have developed and implemented an operations and maintenance program that establishes operating procedures with respect to asbestos-containing materials. The cost associated with the development and implementation of such programs was not material. We have also obtained environmental insurance coverage at certain of our properties.

We believe that our properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. As of December 31, 2022, we have recorded in our consolidated financial statements a liability of $2.6 million related to potential future asbestos abatement activities at our properties which are not expected to have a material impact on our financial condition or results of operations. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our present or former properties. Therefore, we have not recorded any liability related to hazardous or toxic substances. Nevertheless, it is possible that the environmental assessments available to us do not reveal all potential environmental liabilities. It is also possible that subsequent investigations will identify material contamination, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of our properties has not been or will not be affected by tenants and occupants of our properties, by the condition of properties in the vicinity of our properties or by third parties unrelated to us, the Operating Partnership or the relevant property’s partnership.

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

Over the past three years, there have been demonstrations and protests, some of which involved violence, looting, arson and property destruction, in cities throughout the United States. While the majority of protests have been peaceful, looting, vandalism and fires have taken place in certain places, which led to the imposition of mandatory curfews and, in some locations, deployment of the National Guard. Governmental actions taken to protect people and property, including curfews and restrictions on business operations, may disrupt operations, harm perceptions of personal well-being and increase the need for additional expenditures on security resources. The effect and frequency of the demonstrations, protests or other factors is uncertain, and we cannot assure there will not be further political or social instability in the future or that there will not be other events that could lead to further social, political and economic instability. If such events or disruptions persist for a prolonged period of time, our overall business and results of operations may be adversely affected.

Clauses in leases with certain tenants in our properties may include inducements, such as reduced rent and tenant allowance payments or other clauses such as co-tenancy or sales-based kick-out provisions, which can reduce our rents and Funds From Operations (“FFO”), and adversely impact our financial condition and results of operation and the value of our properties. This impact could be exacerbated by the loss of one or more significant tenants, due to bankruptcies or as a result of consolidations in the retail industry.

We could be adversely affected by the bankruptcy, early termination, sales performance, or closing of tenants and Anchors. Certain of our lease agreements include co-tenancy and/or sales-based kick-out provisions which allow a tenant to pay a reduced rent amount and, in certain instances, terminate the lease, if we fail to maintain certain occupancy levels or retain specified named Anchors, or if the tenant does not achieve certain specified sales targets. If occupancy or tenant sales do not meet or fall below certain thresholds, rents we are entitled to receive from our tenants could be reduced. Additionally, some tenants may have rent abatement clauses that delay rent commencement or reduce contractual rents for a prolonged period of time after initial occupancy. The effect of these clauses reduces our rents and FFO while they are applicable. We expect to continue to offer co-tenancy and rent abatement clauses in the future to attract tenants to our properties. As a result, our financial condition and results of operations may be adversely impacted.

The bankruptcy of a tenant could result in the termination of its lease and potentially trigger co-tenancy or other clauses in other tenants’ leases, which would lower the amount of cash generated by that property. Replacing tenants with better performing, emerging retailers may take longer than our historical experience of re-tenanting due to their lack of infrastructure and limited experience in opening stores as well as the significant competition for such emerging brands. In addition, when a department store operating as an Anchor at one of our properties has ceased operating, in certain instances we have experienced difficulty and delay and incurred significant expense in replacing the Anchor, re-tenanting, or otherwise re-merchandising the use of the Anchor space. This difficulty can be, and in some instances has been, exacerbated if the Anchor space is owned by a third party and we are not able to acquire the space, if the third party’s plans to lease or redevelop the space do not align with our interests or the third party does not act in a timely manner to lease or redevelop the space. In addition, the Anchor’s closing may, and in some instances has, lead to reduced customer traffic and lower mall tenant sales. As a result, we may, and in some instances have, also experience difficulty or delay in leasing spaces in areas adjacent to the vacant Anchor space. The early termination or closing of tenants or Anchors for reasons other than bankruptcy could have a similar impact on the operations of our properties, although in the case of early terminations we may benefit in the short-term from lease termination income.

Certain traditional department stores have experienced challenges including limited opportunities for new investment/openings and declining sales, which lead department stores to close stores or seek rent reductions. Department stores’ market share is declining, and their ability to drive traffic has substantially decreased. Despite traffic to our Malls, Lifestyle Centers and Outlet Centers traditionally being driven by department store Anchors, in the event of a need for replacement, it has become necessary to consider non-department store Anchors. Certain of these non-department store Anchors may demand higher allowances or other less favorable terms than a standard mall tenant due to the nature of the services/products they provide.

We are in a competitive business.

There are numerous shopping facilities that compete with our properties in attracting retailers to lease space. Our ability to attract tenants to our properties and lease space is important to our success, and difficulties in doing so can materially impact our properties’ performance. The existence of competing shopping centers could have a material adverse impact on our ability to develop, redevelop or operate properties, lease space to desirable Anchors and tenants, and on the level of rents that can be achieved. In addition, retailers at our properties face continued competition from shopping through various means and channels, including via the internet, lifestyle centers, value and outlet centers, wholesale and discount shopping clubs, and television shopping networks. Competition of this type could adversely affect our revenues and cash available for distribution to shareholders.

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

We monitor events or changes in circumstances that could indicate the carrying value of a long-lived asset may not be recoverable. We use significant judgement in assessing events or circumstances which might indicate impairment, including but not limited to, changes in our intent to hold a long-lived asset over its previously estimated useful life. Changes in our intent to hold a long-lived asset has a significant impact on the estimated undiscounted cash flows expected to result from the use and eventual disposition of a long-lived asset and whether a potential impairment loss shall be measured. When indicators of potential impairment are present that suggest that the carrying amounts of a long-lived asset may not be recoverable, we assess the recoverability of the asset by determining whether the asset’s carrying value will be recovered through the estimated undiscounted future cash flows expected from our use and its eventual disposition. In the event that such undiscounted future cash flows do not exceed the carrying value, we adjust the carrying value of the long-lived asset to its estimated fair value and recognize an impairment loss. The estimated fair value is calculated based on the following information, in order of preference, depending upon availability: (Level 1) recently quoted market prices, (Level 2) market prices for comparable properties, or (Level 3) the present value of future cash flows, including estimated salvage value. Certain of our long-lived assets may be carried at more than an amount that could be realized in a current disposition transaction. Projections of expected future operating cash flows require that we estimate future market rental income amounts subsequent to expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. As these assumptions are subject to economic and market uncertainties, they are difficult to predict and are subject to future events that may alter the assumptions used or management’s estimates of future possible outcomes. Therefore, the future cash flows estimated in our impairment analyses may not be achieved.

Breaches or other adverse cybersecurity incidents on our systems or those of our service providers or business partners could expose us to liability and lead to the loss or compromise of our information, including confidential information, sensitive information and intellectual property, and could result in a material adverse effect on our business and financial condition.

As a regular part of our business operations, we rely on information technology systems and network infrastructure, including the internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records. We rely on our own systems and also outsource some of our business requirements through service providers and other business partners pursuant to agreements. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by internal actors, computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems and infrastructure – and those of our providers/partners – are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems) and, in some cases, may be critical to the operations of certain of our tenants.

We have experienced adverse security incidents. All incidents experienced to date have been minor in scope and impact, were resolved quickly, had no material impact on the Company’s reputation, financial performance, customer or vendor relationships, and posed no material risk of potential litigation or regulatory investigations or actions. We expect unauthorized parties to continue to attempt to gain access to our systems or information, and/or those of our business partners and service providers. Cyber attacks targeting our infrastructure could result in a full or partial disruption of our operations, as well as those of our tenants.

A security incident, breach or other significant disruption involving our information technology networks and related systems could occur due to a virus or other harmful circumstance, intentional penetration or disruption of our information technology resources by a third party, natural disaster, hardware or software corruption or failure or error or poor product or vendor/developer selection (including a failure of security controls incorporated into or applied to such hardware or software), telecommunications system failure, service provider error or failure, intentional or unintentional personnel actions (including the failure to follow our security protocols), or lost connectivity to our networked resources. Such occurrences could disrupt the proper functioning of our networks and systems; result in disruption of business operations and loss of service to our tenants and customers; result in significantly decreased revenues; result in increased costs associated in obtaining and maintaining cybersecurity investigations and testing, as well as implementing protective measures and systems; result in increased insurance premiums and operating costs; result in misstated financial reports and/or missed reporting deadlines; result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; subject us to regulatory investigations and actions; cause harm to our competitive position and business value; and damage our reputation among our tenants and investors generally. Moreover, cyber attacks perpetrated against our Anchors and tenants, including unauthorized access to customers’ credit card data and other confidential information, could subject us to significant litigation, liability and costs, adversely impact our reputation, or diminish consumer confidence and consumer spending and negatively impact our business.

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

Although we and our service providers/business partners have implemented processes, procedures and controls to help mitigate these risks, there can be no assurance that these measures, as well as our increased awareness of the risk of cyber incidents, will be effective or that attempted or actual security incidents, breaches or system disruptions that could be damaging to us or others will not occur. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk. Lasty, while we have cybersecurity insurance, damages and claims arising from such incidents may not be covered, or may exceed the amount of any insurance coverage.

Pending or potential future litigation could distract our officers from attending to the Company’s business and could have a material adverse effect on our business, financial condition and results of operation.

Certain of the Company's officers and former directors have been named as defendants in a consolidated putative securities class action lawsuit (“Securities Class Action Litigation”). The complaint filed in the Securities Class Action Litigation alleges violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s contingent liabilities, business, operations, and prospects. The plaintiffs seek compensatory damages and attorneys’ fees and costs, among other relief, but have not specified the amount of damages sought. Following a January 31, 2023 mediation before a private mediator, the parties to the Securities Class Action Litigation reached an agreement in principle to resolve the Securities Class Action Litigation, subject to documentation and court approval. See Item 3. Legal Proceedings for more information on the Securities Class Action Litigation.

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

We carry a comprehensive blanket policy for general liability, property casualty (including fire, earthquake and flood) and rental loss covering all of our properties, with specifications and insured limits customarily carried for similar properties. However, even insured losses could result in a serious disruption to our business and delay our receipt of revenue. Furthermore, there are some types of losses, including lease and other contract claims, as well as some types of environmental losses, that generally are not insured or are not economically insurable. If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenues from the property. If this happens, we, or the applicable property’s partnership, may still remain obligated under guarantees provided to the lender for any mortgage debt, secured debt or other financial obligations related to the property.

We believe that the general liability and property casualty insurance policies on our properties currently include adequate coverage for losses resulting from acts of terrorism, as defined by TRIPRA. The cost of coverage for acts of terrorism is currently mitigated by the Terrorism Risk Insurance Act (“TRIA”). In January 2015, Congress reinstated TRIA under the Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”) and extended the program through December 31, 2020. Under TRIPRA, the amount of terrorism-related insurance losses triggering the federal insurance threshold was raised from $180 million in 2019 to $200 million in 2020. Additionally, the bill increased insurers’ co-payments for losses exceeding their deductibles, in annual steps, from 19% in 2019 to 20% in 2020. Each of these changes may have the effect of increasing the cost to insure against acts of terrorism for property owners, such as the Company, notwithstanding the other provisions of TRIPRA. In December 2019, Congress further extended TRIPRA through December 31, 2027. If TRIPRA is not continued beyond 2027 or is significantly modified, we may incur higher insurance costs and experience greater difficulty in obtaining insurance that covers terrorist-related damages. Our tenants may also have similar difficulties.

Our bankruptcy filing, from which we emerged in 2021, may adversely affect our business.

It is possible that the filing of our bankruptcy case, from which we emerged in November 2021, may have adversely affected and, in the future, may affect our business and relationships with tenants, suppliers, service providers, employees, lenders and other third parties. Due to uncertainties, many risks exist, including the risk that key suppliers or other third parties may terminate their relationships with us or require additional financial assurances or enhanced performance from us. Our ability to renew existing leases and compete for new tenants also may be adversely affected and our ability to attract, motivate and/or retain key employees may be adversely affected. Our ability to extend maturing loans or obtain new financing may be adversely affected. The occurrence of one or more of these events could have a material and adverse effect on our operations, financial condition and reputation. We cannot provide assurance that having been subject to bankruptcy protection will not adversely affect our operations in the future.

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

We are significantly dependent upon external financing to fund the growth of our business and ensure that we meet our debt servicing requirements. Our access to financing depends on the willingness of lending institutions to grant credit to us and conditions in the capital markets in general. An economic recession may cause extreme volatility and disruption in the capital and credit markets. This may make it difficult to obtain the financing we may need for future growth and/or to meet our debt service obligations as they mature. Although, we successfully obtained debt for refinancings and retirement of our maturing debt, acquisitions and the construction of new developments and redevelopments in the past, we cannot make any assurances as to whether we will be able to obtain debt in the future, or that the financing options available to us will be on favorable or acceptable terms.

Our indebtedness is substantial and could impair our ability to obtain additional financing.

At December 31, 2022, our pro-rata share of consolidated and unconsolidated debt outstanding, excluding debt discounts and deferred financing costs, was approximately $2,744.0 million. Our total share of consolidated and unconsolidated debt, excluding debt discounts and deferred financing costs, maturing in 2023, 2024 and 2025 giving effect to all maturity extensions, is approximately $215.4 million, $180.6 million and $166.1 million, respectively. Additionally, we had $151.4 million of debt, at our share, which matured prior to December 31, 2022. Three loans comprise the $151.4 million of debt that matured prior to December 31, 2022 and we remain in discussion with the lenders on each regarding restructuring or foreclosure actions. See Note 7, Note 8 and Note 20 to the consolidated financial statements for additional information.

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

An environment of rising interest rates could lead holders of our securities to seek higher yields through other investments, which could adversely affect the market price of our stock. One of the factors that has likely influenced the price of our stock in public markets is the annual distribution rate we pay as compared with the yields on alternative investments. In addition, increases in market interest rates could result in increased borrowing costs for us, which could be expected to adversely affect our cash flow and the amounts available for distributions to our stockholders and the Operating Partnership’s unitholders. Further, numerous other factors, such as governmental regulatory action and tax laws, could have a significant impact on the future market price of our stock.

As of December 31, 2022, our total share of consolidated and unconsolidated variable-rate debt, excluding debt discounts and deferred financing costs, was $1,124.1 million. Increases in interest rates will increase our cash interest payments on the variable-rate debt we have outstanding from time to time. If we do not have sufficient cash flow from operations, we might not be able to make all required payments of principal and interest on our debt, which could result in a default or have a material adverse effect on our financial condition and results of operations, and which might have further adverse effects on our cash flow and our ability to make distributions to shareholders. These significant debt payment obligations might also require us to use a significant portion of our cash flow from operations to make interest and principal payments on our debt rather than for other purposes such as working capital, capital expenditures or distributions to holders of our equity securities.

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

In July 2017, the Financial Conduct Authority (FCA), the authority that regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (ARRC) has identified the Secured Overnight Financing Rate (SOFR) as its preferred alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. The FCA no longer publishes one-week and two-month U.S. dollar LIBOR rates and plans to cease publishing all other LIBOR tenors (overnight, one-month, three-month, six-month and 12-month) on June 30, 2023. Although SOFR appears to be the preferred replacement rate for USD-LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside of the United States. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmark is anticipated in coming years. Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. The consequences of these developments cannot be entirely predicted, and there can be no assurance that they will not result in financial market disruptions, significant increases in benchmark interest rates, substantially higher financing costs or a shortage of available debt financing, any of which could have an adverse effect on us. It is important to note that some of our existing variable-rate debt uses LIBOR as a benchmark for establishing the rate.

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

Under the federal bankruptcy law and comparable provisions of state fraudulent transfer laws, a guarantee, such as the limited guarantee of the secured term loan provided by CBL or any future guarantee issued by any subsidiary of the Operating Partnership, could be voided and required to be returned to the guarantor, or to a fund for the benefit of the creditors of the guarantor, if, among other things, the guarantor, at the time it incurred the indebtedness evidenced by its guarantee (i) received less than reasonably equivalent value or fair consideration for the incurrence of the guarantee and (ii) one of the following was true with respect to the guarantor:

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

As a result of the Chapter 11 Cases and the existence of cumulative unpaid dividends on our preferred securities that were outstanding prior to the Chapter 11 Cases, we currently are not eligible to use SEC Form S-3 to register offers and sales of our securities under the Securities Act. Historically, we have relied on shelf registration statements on Form S-3 for our public capital raising transactions, and also to register the offer and sale of shares of common stock under our former dividend reinvestment plan. Our inability to use Form S-3 may harm our ability to raise capital in the future, as we will be required to use a registration statement on Form S-11 to register securities with the SEC until such time as we are able to regain eligibility to use Form S-3, which may be expected to hinder our ability to act quickly in raising capital to take advantage of market conditions and to increase our cost of raising capital. We intend to regain eligibility to use Form S-3 as soon as is practicable; however, we cannot provide any assurance that we will be able to regain eligibility.

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

Our properties are located principally in the southeastern and midwestern United States. Our properties located in the southeastern United States accounted for approximately 50.9% of our total pro-rata share of revenues from all properties for the year ended December 31, 2022 and currently include 19 malls, 4 lifestyle centers, 2 outlet centers, 18 open-air centers, 3 office buildings and a hotel. Our properties located in the midwestern United States accounted for approximately 22.9% of our total pro-rata share of revenues from all properties for the year ended December 31, 2022 and currently include 15 malls and 2 open-air centers. Further, our properties located in our five largest metropolitan area markets – St. Louis, MO; Laredo, TX; Chattanooga, TN; Lexington, KY; and Greensboro, NC – accounted for approximately 7.0%, 4.4%, 4.3%, 4.3% and 3.6%, respectively, of our total pro-rata share of revenues for the year ended December 31, 2022. No other market accounted for more than 3.4% of our total pro-rata share of revenues for the year ended December 31, 2022.

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

There are certain provisions of Delaware law (which we have opted out of having apply to the Company), our Certificate of Incorporation and our Bylaws, which may have the effect of delaying, deferring or preventing a third party from making an acquisition proposal for us. These provisions may also inhibit a change in control that some, or a majority, of our stockholders might believe to be in their best interest or that could give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares. These provisions and agreements are summarized as follows:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 for additional information pertaining to our properties’ performance.

Malls, Lifestyle Centers and Outlet Centers

We owned a controlling interest in 41 Malls, 4 Lifestyle Centers and 2 Outlet Centers as of December 31, 2022. We owned a non-controlling interest in 6 Malls, 1 Lifestyle Center and 3 Outlet Centers as of December 31, 2022. Our Malls, Lifestyle Centers and Outlet Centers generally have strong competitive positions because they are the only, or the dominant, regional property in their respective trade areas. The Malls, Lifestyle Centers and Outlet Centers are generally anchored by two or more anchors or junior anchors and a wide variety of smaller stores. Anchor and junior anchor tenants own or lease their stores and non-anchor stores lease their locations.

We own the land underlying each property in fee simple interest, except for Brookfield Square, Cross Creek Mall, Dakota Square Mall, Meridian Mall, St. Clair Square, Stroud Mall and WestGate Mall. We lease all or a portion of the land at each of these properties subject to long-term ground leases.

The following table summarizes certain information for our portfolio of Malls, Lifestyle Centers and Outlet Centers as of December 31, 2022 (dollars in thousands, except for sales per square foot amounts):

	Number of Properties	Total Center Square Footage	Total In-Line GLA	In-Line Sales per Square Foot	Percentage In-Line GLA Leased
Malls	47	40,859,094	13,142,059	$428	89%
Lifestyle Centers	5	4,236,897	1,675,162	491	93%
Outlet Centers	5	1,870,688	1,734,395	436	91%
Total Malls, Lifestyle Centers and Outlet Centers	57	46,966,679	16,551,616	$435	90%

The following table sets forth certain information for each of the Malls, Lifestyle Centers and Outlet Centers as of December 31, 2022 (dollars in thousands, except for sales per square foot amounts):

Property / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total Center SF (1)	Total In-Line GLA (2)	In-Line Sales per Square Foot (3)	Percentage In-Line GLA Leased (4)	Anchors & Junior Anchors (5)
Malls:
Arbor Place Atlanta (Douglasville), GA	1999	N/A	100%	1,162,523	307,600	429	95%	Belk, Dillard's, Forever 21, H&M, JC Penney, Macy's, Overstock Furniture and Mattress, Regal Cinemas, former Sears
Brookfield Square (6) Brookfield, WI	1967/2001	2008	100%	865,272	307,239	242	79%	Barnes & Noble, former Boston Store, H&M, JC Penney, Movie Tavern by Marcus, Whirlyball
CherryVale Mall Rockford, IL	1973/2001	2007	100%	870,668	348,252	339	82%	Barnes & Noble, former Choice Home Center, Galleria Furniture and Mattress, JC Penney, Macy's, Tilt Studio
Coastal Grand (7) Myrtle Beach, SC	2004	2007	50%	1,117,284	341,718	490	96%	Bed Bath & Beyond, Belk, Cinemark, Dick's Sporting Goods, future Stars & Strikes (8), Dillard's, H&M, JC Penney, former Sears
CoolSprings Galleria (7) Nashville, TN	1991	2015	50%	1,167,285	431,939	641	96%	Belk Men's & Kid's, Belk Women's & Home, Dillard's, H&M, JC Penney, King's Dining & Entertainment, Macy's
Cross Creek Mall Fayetteville, NC	1975/2003	2013	100%	814,850	292,597	579	90%	Belk, H&M, JC Penney, future Main Event, Macy's, Rooms to Go
Dakota Square Mall Minot, ND	1980/2012	2016	100%	740,785	222,493	333	91%	AMC Theatres, Barnes & Noble, JC Penney, Scheels, Sleep Inn & Suites, Target, Tilt Studio
East Towne Mall Madison, WI	1971/2001	2004	100%	801,260	211,971	357	89%	Barnes & Noble, former Boston Store, Dick's Sporting Goods, Flix Brewhouse, former Gordman's, H&M, JC Penney, former Sears
Eastland Mall Bloomington, IL	1967/2005	N/A	100%	732,651	247,509	293	72%	former Bergner's, Kohl's, former Macy's, Planet Fitness, former Sears
Fayette Mall Lexington, KY	1971/2001	2014	100%	1,159,287	461,010	514	86%	Dick's Sporting Goods, Dillard's, H&M, JC Penney, Macy's
Frontier Mall Cheyenne, WY	1981	1997	100%	523,746	203,626	350	90%	Former AMC Theatres, Dillard's, former Dillard's, Jax Outdoor Gear, JC Penney
Governor's Square (7)(12) Clarksville, TN	1986	1999	47.5%	682,064	238,042	412	93%	AMC Theatres, Belk, Dick's Sporting Goods, Dillard's, JC Penney, Ross Dress for Less, partial former Sears
Hamilton Place Chattanooga, TN	1987	2016	90%	1,169,510	339,889	471	96%	Barnes & Noble, Belk for Men, Kids & Home, Belk for Women, Dave & Buster's, Dick's Sporting Goods, Dillard's for Men, Kids & Home, Dillard's for Women, former Forever 21, H&M, JC Penney
Hanes Mall Winston-Salem, NC	1975/2001	1990	100%	1,435,164	468,462	424	92%	Belk, Dave & Buster's, Dillard's, Encore, H&M, JC Penney, future Truliant Federal Credit Union (9), future Novant Health (10)
Harford Mall Bel Air, MD	1973/2003	2007	100%	367,019	179,602	386	77%	Encore, Macy's, Macy's Furniture Gallery, future grocer (11)
Imperial Valley Mall El Centro, CA	2005	N/A	100%	762,736	214,096	452	98%	Cinemark, Dillard's, JC Penney, Macy's, former Sears
Jefferson Mall Louisville, KY	1978/2001	1999	100%	783,572	225,011	374	96%	Dillard's, H&M, JC Penney, Overstock Furniture and Mattress, Round1 Bowling & Amusement, Ross Dress for Less, partial former Sears
Kentucky Oaks Mall (7)(12) Paducah, KY	1982/2001	1995	50%	775,281	287,022	355	68%	Best Buy, Burlington, Dick's Sporting Goods, former Dillard's, former Dillard's Home Store, HomeGoods, JC

Property / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total Center SF (1)	Total In-Line GLA (2)	In-Line Sales per Square Foot (3)	Percentage In-Line GLA Leased (4)	Anchors & Junior Anchors (5)
Malls:
								Penney, Ross Dress for Less, Vertical Jump Park
Kirkwood Mall Bismarck, ND	1970/2012	2017	100%	832,697	228,833	325	96%	H&M, I. Keating Furniture, JC Penney, Scheels, Target, future Tilt
Laurel Park Place Livonia, MI	1989/2005	1994	100%	491,215	198,071	292	91%	Dunham Sports, Von Maur
Layton Hills Mall Layton, UT	1980/2006	1998	100%	482,120	212,674	404	98%	Dick's Sporting Goods, Dillard's, JC Penney
Mall del Norte Laredo, TX	1977/2004	1993	100%	1,219,053	407,961	515	87%	Former Beall's, Cinemark, Dillard's, Foot Locker, H&M, JC Penney, Macy's, Macy's Home Store, Main Event, former Sears, TruFit Athletic Club
Meridian Mall (13) Lansing, MI	1969/1998	2001	100%	946,073	284,980	294	81%	Bed Bath & Beyond, Dick's Sporting Goods, H&M, High Caliber Karting, JC Penney, Launch Trampoline Park, Macy's, Planet Fitness, Schuler Books & Music, former Younkers
Mid Rivers Mall St. Peters, MO	1987/2007	2015	100%	1,035,816	286,699	340	87%	Dick's Sporting Goods, Dillard's, H&M, JC Penney, Macy's, Marcus Theatres, former Sears, V-Stock
Monroeville Mall Pittsburgh, PA	1969/2004	2014	100%	985,279	446,583	310	85%	Barnes & Noble, Cinemark, Dick's Sporting Goods, Forever 21, H&M, JC Penney, Macy's
Northgate Mall Chattanooga, TN	1972/2011	2014	100%	646,381	181,101	344	79%	Belk, Burlington, former JC Penney, former Sears
Northpark Mall Joplin, MO	1972/2004	1996	100%	896,044	278,320	371	77%	Dunham's Sports, H&M, JC Penney, Jo-Ann Fabrics & Crafts, former Macy's Children's & Home, former Macy's Women & Men's, former Sears, T.J. Maxx, Tilt, Vintage Stock
Northwoods Mall North Charleston, SC	1972/2001	1995	100%	748,014	255,766	426	97%	Belk, Books-A-Million, Burlington, Dillard's, JC Penney, Planet Fitness
Oak Park Mall (7) Overland Park, KS	1974/2005	1998	50%	1,516,291	429,121	508	97%	Barnes & Noble, Dillard's for Women, Dillard's for Men, Children & Home, Forever 21, H&M, JC Penney, Macy's, Nordstrom
Old Hickory Mall Jackson, TN	1967/2001	1994	100%	538,641	161,546	378	76%	Belk, JC Penney, former Macy's, former Sears
Parkdale Mall Beaumont, TX	1972/2001	2018	100%	1,118,296	294,013	345	93%	Former Ashley HomeStore, former Beall's, Dick's Sporting Goods, Dillard's, Forever 21, H&M, HomeGoods, JC Penney, former Macy's, former Sears, Tilt, 2nd & Charles
Parkway Place Huntsville, AL	1957/1998	2002	100%	647,808	278,630	488	86%	Belk, Dillard's
Post Oak Mall College Station, TX	1982	1985	100%	788,279	300,754	333	95%	Former Beall's, City of College Station, Conn's Home Plus, Dillard's Men & Home, Dillard's Women & Children, Encore, JC Penney, former Sears
Richland Mall Waco, TX	1980/2002	1996	100%	693,461	191,883	450	98%	Dick's Sporting Goods, Dillard's for Men, Kids & Home, Dillard's for Women, former Dillard's for Women, JC Penney, Tilt Studio
South County Center St. Louis, MO	1963/2007	2001	100%	979,362	317,139	355	87%	Dick's Sporting Goods, Dillard's, JC Penney, Macy's, former Sears
Southpark Mall Colonial Heights, VA	1989/2003	2007	100%	676,589	213,182	419	99%	Dick's Sporting Goods, H&M, JC Penney, Macy's, Regal Cinemas, former Sears
St. Clair Square (14) Fairview Heights, IL	1974/1996	1993	100%	1,068,054	290,799	409	95%	Dillard's, JC Penney, Macy's, former Sears
Stroud Mall (15) Stroudsburg, PA	1977/1998	2005	100%	414,431	136,104	211	86%	Cinemark, EFO Furniture Outlet, JC Penney, Reaching Out For Jesus Christian Center, ShopRite

Property / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total Center SF (1)	Total In-Line GLA (2)	In-Line Sales per Square Foot (3)	Percentage In-Line GLA Leased (4)	Anchors & Junior Anchors (5)
Malls:
Sunrise Mall Brownsville, TX	1979/2003	2015	100%	799,000	236,923	503	99%	Former Beall's, Cinemark, Dick's Sporting Goods, Dillard's, JC Penney, Main Event, TruFit, Wave Fashion
Turtle Creek Mall Hattiesburg, MS	1994	1995	100%	844,980	191,593	390	85%	At Home, Belk, Dillard's, JC Penney, former Sears, Southwest Theaters, Urban Planet
Valley View Mall Roanoke, VA	1985/2003	2007	100%	863,447	336,687	410	92%	Barnes & Noble, Belk, JC Penney, Macy's, Macy's for Home & Children, former Sears
Volusia Mall Daytona Beach, FL	1974/2004	2013	100%	1,060,259	253,483	354	88%	Dillard's for Men & Home, Dillard's for Women, Dillard's for Juniors & Children, H&M, JC Penney, former Macy's, former Sears
West County Center (7) Des Peres, MO	1969/2007	2002	50%	1,198,680	384,730	751	94%	Barnes & Noble, Dick's Sporting Goods, Forever 21, H&M, JC Penney, Macy's, Nordstrom
West Towne Mall Madison, WI	1970/2001	2013	100%	772,990	281,868	384	85%	Dave & Buster's, Dick's Sporting Goods, Forever 21, Hobby Lobby, JC Penney, Total Wine & More, Von Maur
Westmoreland Mall Greensburg, PA	1977/2002	1994	100%	976,684	286,953	336	96%	H&M, JC Penney, Live! Casino Pittsburgh, Macy's, Macy's Home Store, Old Navy, former Sears
York Galleria York, PA	1989/1999	N/A	100%	756,707	225,858	337	70%	Boscov's, H&M, Hollywood Casino, Life Storage, Marshalls, PA Fitness
Total Malls				39,927,608	12,920,332	$428	89%

Property / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total Center SF (1)	Total In-Line GLA (2)	In-Line Sales per Square Foot (3)	Percentage In-Line GLA Leased (4)	Anchors & Junior Anchors (5)
Lifestyle Centers:
Alamance Crossing West Burlington, NC	2011	N/A	100%	224,554	30,366	N/A	74%	BJ's Wholesale Club, Dick's Sporting Goods, Kohl's
Friendly Center and The Shops at Friendly (7) Greensboro, NC	1957/ 2006/ 2007	2016	50%	1,368,491	604,350	592	93%	Barnes & Noble, Belk, Belk Home Store, Harris Teeter, Macy's, O2 Fitness, Regal Cinemas, REI, Sears, Truist, Whole Foods
Mayfaire Town Center Wilmington, NC	2004/2015	2017	100%	656,952	337,571	421	94%	Barnes & Noble, Belk, Flip N Fly, The Fresh Market, H&M, Michaels, Regal Cinemas
Pearland Town Center (16) Pearland, TX	2008	N/A	100%	712,025	306,438	406	94%	Barnes & Noble, Dick's Sporting Goods, Dillard's, Hospital Corporation of America, Macy's
Southaven Towne Center Southaven, MS	2005	2013	100%	607,519	184,423	394	91%	Bed Bath & Beyond, Dillard's, JC Penney, Overstock Furniture and Mattress, Sportsman's Warehouse, Urban Air Adventure Park
Total Lifestyle Centers				3,569,541	1,463,148	$491	93%

Property / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total Center SF (1)	Total In-Line GLA (2)	In-Line Sales per Square Foot (3)	Percentage In-Line GLA Leased (4)	Anchors & Junior Anchors (5)
Outlet Centers:
The Outlet Shoppes at Atlanta (7)(12) Woodstock, GA	2013	2015	50%	401,542	376,735	520	98%	Saks Fifth Ave OFF 5TH
The Outlet Shoppes at El Paso (7)(12) El Paso, TX	2007/2012	2014	50%	433,046	411,007	576	94%	H&M
The Outlet Shoppes at Gettysburg (12) Gettysburg, PA	2000/2012	N/A	50%	249,937	249,937	256	72%	None
The Outlet Shoppes at Laredo (12) Laredo, TX	2017	N/A	65%	358,091	315,344	262	84%	H&M, Nike Factory Store
The Outlet Shoppes of the Bluegrass (7)(12) Simpsonville, KY	2014	2015	50%	428,072	381,372	416	98%	H&M, Restoration Hardware Outlet
Total Outlet Centers				1,870,688	1,734,395	$436	91%

Total Malls, Lifestyle Centers and Outlet Centers				45,367,837	16,117,875	$435	90%

Excluded Properties (17)
Property / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total Center SF (1)	Total In-Line GLA (2)	In-Line Sales per Square Foot (3)	Percentage In-Line GLA Leased (4)	Anchors & Junior Anchors (5)
Malls:
WestGate Mall (18) Spartanburg, SC	1975/1995	1996	100%	931,486	221,727	N/A	N/A	Bed Bath & Beyond, Belk, Dillard's, H&M, JC Penney, Overstock Furniture and Mattress, former Regal Cinemas, former Sears

Lifestyle Centers:
Alamance Crossing East Burlington, NC	2007	N/A	100%	667,356	212,014	N/A	N/A	Barnes & Noble, Belk, Carousel Cinemas, Dillard's, Hobby Lobby, JC Penny

Total Excluded Properties				1,598,842	433,741

(1)
Total center square footage includes square footage of attached shops, immediately adjacent Anchor and Junior Anchor locations and leased freestanding locations of the property.
(2)
Excludes tenants 20,000 square feet and over.
(3)
Totals represent weighted averages for reporting tenants of 10,000 square feet or less.
(4)
Includes tenants under 20,000 square feet with leases in effect as of December 31, 2022.
(5)
Anchors and Junior Anchors listed are immediately adjacent to the property or are in freestanding locations immediately adjacent to the property.
(6)
Brookfield Square - The annual ground rent for 2022 was $106.
(7)
This property is owned in an unconsolidated joint venture.
(8)
Coastal Grand – Stars & Strikes opened in February 2023.
(9)
Hanes Mall – Truliant Federal Credit Union opened in January 2023.
(10)
Hanes Mall – The former Sears was purchased by Novant Health, which has indicated plans to redevelop this space for future medical offices with the construction start and opening to be determined.
(11)
Harford Mall - The former Sears was sold and is under construction for a future grocer.
(12)
The property is managed by a property manager that is affiliated with the third-party partner, which receives a fee for its services. The third-party partner controls the cash flow distributions, although our approval is required for certain major decisions.
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
(16)
Pearland Town Center is a mixed-use center which combines retail, office and residential components. For segment reporting purposes, the retail portion of the center is classified in Malls and the office and residential portions are classified as All Other. In 2021, we sold The Residences at Pearland Town Center, which was the residential portion.
(17)
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

Inline and Adjacent Freestanding Stores

The Malls, Lifestyle Centers and Outlet Centers have approximately 4,789 inline and adjacent freestanding stores. National and regional retail chains (excluding local franchises) lease approximately 72.1% of the occupied inline and adjacent freestanding store GLA. Although inline and adjacent freestanding stores occupy only 35.2% of the total Mall, Lifestyle Center and Outlet Center GLA (the remaining 64.8% is occupied by Anchors and Junior Anchors and a small percentage is vacant), the Malls, Lifestyle Centers and Outlet Centers received 81.9% of their total revenues from inline and adjacent freestanding stores for the year ended December 31, 2022.

Mall, Lifestyle Center and Outlet Center Lease Expirations

The following table summarizes the scheduled lease expirations for inline and adjacent freestanding stores as of December 31, 2022:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as a % of Total Leased GLA (3)
2023	589	$58,378,963	1,634,395	$35.72	14.2%	13.9%
2024	1019	109,687,083	3,428,430	31.99	26.7%	29.1%
2025	552	69,968,635	2,055,628	34.04	17.0%	17.4%
2026	433	58,820,134	1,539,084	38.22	14.3%	13.1%
2027	351	46,628,860	1,283,159	36.34	11.4%	10.9%
2028	192	29,573,986	813,436	36.36	7.2%	6.9%
2029	112	15,375,225	425,012	36.18	3.7%	3.6%
2030	69	11,389,810	284,553	40.03	2.8%	2.4%
2031	62	4,607,067	170,486	27.02	1.1%	1.4%
2032	49	6,149,834	151,414	40.62	1.5%	1.3%

(1)
Total annualized gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2022 for expiring leases that were executed as of December 31, 2022. Based on 100% of the applicable amounts and has not been adjusted for our ownership share.
(2)
Total annualized gross rent, including recoverable CAM expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2022.
(3)
Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2022.

See page 54 for a comparison between rents on leases that expired in the current reporting period compared to rents on new and renewal leases executed in 2022.

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

The following table summarizes tenant occupancy costs as a percentage of total inline and adjacent freestanding store sales for reporting tenants less than 10,000 square feet, excluding license agreements, for each of the past three years:

	Year Ended December 31, (1)
	2022	2021	2020
In-line store sales (in millions)	$3,920	$3,802	N/A (2)
In-line tenant occupancy costs	10.41%	10.65%	N/A (2)

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

Debt on Malls, Lifestyle Centers and Outlet Centers

Please see the table entitled “Mortgage Loans Outstanding at December 31, 2022” included herein for information regarding any liens or encumbrances related to our Malls, Lifestyle Centers and Outlet Centers.

Other Property Types

Other property types include the following categories:

(1)
Open-Air Centers - Designed to attract local and regional area customers and are typically anchored by a combination of big box retailers, supermarkets or value-priced stores that attract shoppers to each center’s small shops. The tenants at our Open-Air Centers typically offer necessities, value-oriented and convenience merchandise.
(2)
Other - Office Buildings and Hotel.

See Note 1 to the consolidated financial statements for additional information on the number of consolidated and unconsolidated properties in each of the above categories related to our other property types. The following tables set forth certain information for each of our other property types at December 31, 2022:

Property / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total Center SF (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors & Junior Anchors
Open-Air Centers:
Ambassador Town Center (4)(7) Lafayette, LA	2016	65%	419,904	265,931	93%	Costco (5), Dick's Sporting Goods, Marshalls, Nordstrom Rack
Annex at Monroeville Pittsburgh, PA	1986	100%	185,517	185,517	100%	Dick's Sporting Goods, Full Throttle Adrenaline Park
Coastal Grand Crossing (4) Myrtle Beach, SC	2005	50%	37,234	37,234	100%	PetSmart
CoolSprings Crossing Nashville, TN	1992	100%	366,451	78,810	99%	American Signature Furniture (5), Electronic Express (6), Gabe's (6), Target (5), Urban Air Adventure Park (6)
Courtyard at Hickory Hollow Nashville, TN	1979	100%	68,468	68,468	100%	AMC Theatres
Fremaux Town Center (4)(7) Slidell, LA	2014/2015	65%	616,339	488,339	92%	Best Buy, Dick's Sporting Goods, Dillard's (5), Kohl's, LA Fitness, Michaels, T.J. Maxx
Frontier Square Cheyenne, WY	1985	100%	186,552	16,527	100%	Ross Dress for Less (6), Target (5), T.J. Maxx (6)
Governor's Square Plaza (4)(7) Clarksville, TN	1985/1988	50%	169,842	73,273	100%	Bed Bath & Beyond, Jo-Ann Fabrics & Crafts, Target (5)
Gunbarrel Pointe Chattanooga, TN	2000	100%	273,913	147,913	99%	Kohl's, Target (5), Whole Foods
Hamilton Corner Chattanooga, TN	1990/2005	90%	67,310	67,310	100%	None
Hamilton Crossing Chattanooga, TN	1987/2005	92%	192,074	98,961	100%	Electronic Express (5), HomeGoods (6), Michaels (6), T.J. Maxx
Hammock Landing (4) West Melbourne, FL	2009/2015	50%	569,535	345,568	99%	Academy Sports + Outdoors, AMC Theatres, HomeGoods, Kohl's (5), Marshalls, Michaels, Ross Dress for Less, Target (5)
Harford Annex Bel Air, MD	1973/2003	100%	107,656	107,656	100%	Best Buy, Office Depot, PetSmart
The Landing at Arbor Place Atlanta (Douglasville), GA	1999	100%	162,958	113,717	86%	Ben's Furniture and Antiques, Ollie's Bargain Outlet, One Life Fitness (5)
Layton Hills Convenience Center Layton, UT	1980	100%	92,875	92,875	100%	Bed Bath & Beyond
Layton Hills Plaza Layton, UT	1989	100%	18,836	18,836	100%	None
Parkdale Crossing Beaumont, TX	2002	100%	88,064	88,064	98%	Barnes & Noble
The Pavilion at Port Orange (4) Port Orange, FL	2010	50%	398,101	398,101	90%	Belk, HomeGoods, Marshalls, Michaels, Regal Cinemas
The Plaza at Fayette Lexington, KY	2006	100%	209,535	209,535	90%	Cinemark, Sports Center
The Promenade D'Iberville, MS	2009/2014	100%	621,448	404,488	100%	Ashley Furniture HomeStore, Bed Bath & Beyond, Best Buy, Dick's Sporting Goods, Kohl's (5), Marshalls, Michaels, Ross Dress for Less, Target (5)
The Shoppes at Eagle Point (4) Cookeville, TN	2018	50%	237,809	237,809	98%	Academy Sports + Outdoors, Publix, Ross Dress for Less
The Shoppes at Hamilton Place Chattanooga, TN	2003	92%	132,079	132,079	100%	Bed Bath & Beyond, Marshalls, Ross Dress for Less
The Shoppes at St. Clair Square Fairview Heights, IL	2007	100%	84,383	84,383	83%	Barnes & Noble
Sunrise Commons Brownsville, TX	2001	100%	205,656	104,211	100%	former Kmart (6), Marshalls, Ross Dress for Less
The Terrace Chattanooga, TN	1997	92%	158,175	158,175	85%	Academy Sports + Outdoors, Party City

Property / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total Center SF (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors & Junior Anchors
Open-Air Centers:
West Towne Crossing Madison, WI	1980	100%	461,905	170,008	95%	Barnes & Noble, Best Buy, Kohl's (5), Metcalf's Markets (5), Nordstrom Rack, Office Max (6), former Shopko (5), former Stein Mart (6)
WestGate Crossing Spartanburg, SC	1985/1999	100%	158,262	158,262	98%	Big Air Trampoline Park, Hamricks, Jo-Ann Fabrics & Crafts
Westmoreland Crossing Greensburg, PA	2002	100%	278,995	278,995	98%	AMC Theatres, Dick's Sporting Goods, Levin Furniture, Michaels, T.J. Maxx
York Town Center (4) York, PA	2007	50%	297,451	247,451	88%	former Bed Bath & Beyond, Best Buy, Christmas Tree Shops, Dick's Sporting Goods (5), Ross Dress for Less, Staples
Total Open-Air Centers			6,867,327	4,878,496	95%

Property / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total Center SF (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors & Junior Anchors
Other:
840 Greenbrier Circle Office Chesapeake, VA	1983	100%	50,665	50,665	100%	None
Aloft Hotel (4)(7) Chattanooga, TN	2021	50%	89,674	N/A	N/A	None
CBL Center (8) Chattanooga, TN	2001	92%	132,212	132,212	86%	None
CBL Center II (8) Chattanooga, TN	2008	92%	74,749	74,749	95%	None
Pearland Office Pearland, TX	2009	100%	66,915	66,915	100%	None
Total Other			414,215	324,541	93%

Total Other Property Types			7,281,542	5,203,037	95%

(1)
Total center square footage includes square footage of attached shops, attached and immediately adjacent Anchors and Junior Anchors and leased freestanding locations.
(2)
All leasable square footage, including Anchors and Junior Anchors.
(3)
Includes all leased Anchors, Junior Anchors and tenants with leases in effect as of December 31, 2022.
(4)
This property is owned in an unconsolidated joint venture.
(5)
Owned by the tenant.
(6)
Owned by a third party.
(7)
The property is managed by a property manager that is affiliated with the third-party partner, which receives a fee for its services. The third-party partner controls the cash flow distributions, although our approval is required for certain major decisions.
(8)
We own a 92% interest in the CBL Center office buildings, with an aggregate square footage of approximately 207,000 square feet, where our corporate headquarters is located. As of December 31, 2022, we occupied 38.3% of the total square footage of the buildings.

Other Property Types Lease Expirations

The following table summarizes the scheduled lease expirations for tenants in occupancy at Other Property Types as of December 31, 2022:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as a % of Total Leased GLA (3)
2023	55	$4,966,549	220,850	$22.49	6.2%	5.4%
2024	85	12,140,276	617,494	19.66	15.2%	15.1%
2025	75	15,576,770	845,117	18.43	19.4%	20.7%
2026	69	13,228,804	632,447	20.92	16.5%	15.5%
2027	55	11,257,606	593,451	18.97	14.0%	14.5%
2028	39	8,032,268	436,691	18.39	10.0%	10.7%
2029	29	4,406,047	196,906	22.38	5.5%	4.8%
2030	20	3,659,272	168,955	21.66	4.6%	4.1%
2031	15	2,593,722	150,799	17.20	3.2%	3.7%
2032	20	4,268,028	220,623	19.35	5.3%	5.4%

(1)
Total annualized gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2022 for expiring leases that were executed as of December 31, 2022. Based on 100% of the applicable amounts and has not been adjusted for our ownership share.
(2)
Total annualized gross rent, including recoverable CAM expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2022.
(3)
Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2022.

Debt on Other Property Types

Please see the table entitled “Mortgage Loans Outstanding at December 31, 2022” included herein for information regarding any liens or encumbrances related to our Other Property Types.

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

Anchors and Junior Anchors may own their stores and the land underneath, as well as the adjacent parking areas, or may enter into long-term leases with respect to their stores. Rental rates for Anchor tenants are significantly lower than the rents charged to non-anchor tenants. Total revenues from Anchors and Junior Anchors accounted for 18.1% of the total revenues from our properties in 2022. Each Anchor and Junior Anchor that owns its store has entered into an operating and reciprocal easement agreement with us covering items such as operating covenants, reciprocal easements, property operations, initial construction and future expansion.

During 2022, the following Anchors and Junior Anchors were added to our properties, as listed below:

Name	Property	Location
Life Storage	York Galleria	York, PA
Main Event	Sunrise Mall	Brownsville, TX
Restoration Hardware Outlet	The Outlet Shoppes of the Bluegrass	Simpsonville, KY
Scheels	Dakota Square Mall	Minot, ND
Tilt	Dakota Square Mall	Minot, ND
Urban Planet	Turtle Creek Mall	Hattiesburg, MS
Von Maur	West Towne Mall	Madison, WI

As of December 31, 2022, our properties had a total of 443 Anchors and Junior Anchors, including 50 vacant Anchor and Junior Anchor locations, and excluding Anchors and Junior Anchors at our Excluded Malls. The Anchors and Junior Anchors and the amount of GLA leased or owned by each as of December 31, 2022 is as follows:

	Number of Stores				Gross Leasable Area
		Anchor Owned				Anchor Owned
Anchor/Junior Anchor	Leased (Owned by CBL)	Owned by Others	Ground Leased (Owned by CBL)	Total	Leased (Owned by CBL)	Owned by Others	Ground Leased (Owned by CBL)	Total Gross Leased Area
JC Penney (1)	17	20	4	41	1,828,329	2,528,291	586,030	4,942,650
Dillard's	—	29	4	33	—	4,125,026	659,763	4,784,789
Macy's	8	12	3	23	905,442	1,943,839	658,388	3,507,669
Belk	5	11	3	19	430,017	1,495,213	300,995	2,226,225
Sears	—	—	1	1	—	—	147,766	147,766
Academy Sports + Outdoors	3	—	—	3	199,091	—	—	199,091
AMC Theatres	4	—	1	5	160,295	—	56,255	216,550
American Signature Furniture	—	1	—	1	—	61,620	—	61,620
Ashley HomeStore	1	—	—	1	20,000	—	—	20,000
At Home	—	1	—	1	—	124,700	—	124,700
Barnes & Noble	15	—	—	15	450,537	—	—	450,537
Bed Bath & Beyond Inc.:
Bed Bath & Beyond	6	—	—	6	155,778	—	—	155,778
Christmas Tree Shops	1	—	—	1	33,992	—	—	33,992
Bed Bath & Beyond Inc. Subtotal	7	—	—	7	189,770	—	—	189,770
Ben's Furniture and Antiques	1	—	—	1	35,895	—	—	35,895
Best Buy	5	—	1	6	182,485	—	45,070	227,555
Big Air Trampoline Park	1	—	—	1	33,938	—	—	33,938
BJ's Wholesale Club	1	—	—	1	85,188	—	—	85,188
Books-A-Million, Inc.:
Books-A-Million	1	—	—	1	20,642	—	—	20,642
2nd & Charles	1	—	—	1	23,538	—	—	23,538
Books-A-Million, Inc. Subtotal	2	—	—	2	44,180	—	—	44,180
Boscov's (1)	—	1	—	1	—	150,000	—	150,000
Burlington (2)	1	2	—	3	63,013	94,049	—	157,062
Cinemark	7	—	—	7	382,506	—	—	382,506

	Number of Stores				Gross Leasable Area
		Anchor Owned				Anchor Owned
Anchor/Junior Anchor	Leased (Owned by CBL)	Owned by Others	Ground Leased (Owned by CBL)	Total	Leased (Owned by CBL)	Owned by Others	Ground Leased (Owned by CBL)	Total Gross Leased Area
City of College Station	—	1	—	1	—	103,888	—	103,888
Conn's Home Plus (1)	—	1	—	1	—	38,312	—	38,312
Costco	—	1	—	1	—	153,973	—	153,973
Dave & Buster's (2)	2	1	—	3	61,316	26,509	—	87,825
Dick's Sporting Goods Inc.:
Dick's Sporting Goods	22	1	1	24	1,254,518	50,000	80,515	1,385,033
Dick's Warehouse	1	—	—	1	77,117	—	—	77,117
Dick's Sporting Goods Inc. Subtotal	23	1	1	25	1,331,635	50,000	80,515	1,462,150
Dunham's Sports	2	—	—	2	125,551	—	—	125,551
EFO Furniture & Mattress Outlet	1	—	—	1	43,171	—	—	43,171
Electronic Express (1)	—	2	—	2	—	87,573	—	87,573
Encore	3	—	—	3	76,096	—	—	76,096
Flip N Fly	1	—	—	1	27,972	—	—	27,972
Flix Brewhouse	1	—	—	1	39,150	—	—	39,150
Foot Locker	1	—	—	1	22,847	—	—	22,847
Forever 21	6	—	—	6	157,141	—	—	157,141
Full Throttle Adrenaline Park	1	—	—	1	64,135	—	—	64,135
The Fresh Market	1	—	—	1	21,442	—	—	21,442
Gabe's (1)	—	1	—	1	—	29,596	—	29,596
Galleria Furniture and Mattress	1	—	—	1	64,165	—	—	64,165
H&M	27	—	—	27	594,164	—	—	594,164
Hamrick's	1	—	—	1	40,000	—	—	40,000
Harris Teeter	—	—	1	1	—	—	72,757	72,757
High Caliber Karting	1	—	—	1	100,683	—	—	100,683
Hobby Lobby (2)	—	1	—	1	—	61,659	—	61,659
Hollywood Casino	1	—	—	1	79,500	—	—	79,500
Hospital Corporation of America	1	—	—	1	48,000	—	—	48,000
I. Keating Furniture	1	—	—	1	103,994	—	—	103,994
Jax Outdoor Gear (1)	—	1	—	1	—	83,055	—	83,055
Jo-Ann Fabrics & Crafts	3	—	—	3	73,738	—	—	73,738
Kings Dining & Entertainment	1	—	—	1	22,678	—	—	22,678
Kohl's	2	4	1	7	142,205	312,731	83,000	537,936
LA Fitness	1	—	—	1	41,000	—	—	41,000
Launch Trampoline Park	1	—	—	1	31,989	—	—	31,989
Levin Furniture	1	—	—	1	55,314	—	—	55,314
Life Storage (1)	—	1	—	1	—	131,915	—	131,915
Live! Casino Pittsburgh	1	—	—	1	129,552	—	—	129,552
LIVE Ventures, Inc.:
V-Stock	1	—	—	1	23,058	—	—	23,058
Vintage Stock	1	—	—	1	46,108	—	—	46,108
LIVE Ventures, Inc. Subtotal	2	—	—	2	69,166	—	—	69,166
Macy's Furniture Gallery	1	—	—	1	24,599	—	—	24,599
Main Event (1)	1	1	—	2	61,844	64,103	—	125,947
Marcus Theatres	1	—	—	1	57,500	—	—	57,500
Metcalfe's Market (1)	—	1	—	1	—	67,365	—	67,365
Michaels (1)	6	1	—	7	132,595	23,645	—	156,240
Movie Tavern by Marcus	1	—	—	1	40,585	—	—	40,585
Nickels and Dimes, Inc.:
Tilt	2	—	—	2	64,658	—	—	64,658
Tilt Studio	3	—	—	3	212,372	—	—	212,372
Nickels and Dimes, Inc. Subtotal	5	—	—	5	277,030	—	—	277,030
Nike Factory Store	1	—	—	1	22,479	—	—	22,479
Nordstrom	—	—	2	2	—	—	385,000	385,000
Nordstrom Rack	2	—	—	2	56,053	—	—	56,053
O2 Fitness	1	—	—	1	27,048	—	—	27,048
Office Depot	1	—	—	1	23,425	—	—	23,425
OfficeMax (1)	—	1	—	1	—	24,606	—	24,606
Old Navy	1	—	—	1	20,257	—	—	20,257

	Number of Stores				Gross Leasable Area
		Anchor Owned				Anchor Owned
Anchor/Junior Anchor	Leased (Owned by CBL)	Owned by Others	Ground Leased (Owned by CBL)	Total	Leased (Owned by CBL)	Owned by Others	Ground Leased (Owned by CBL)	Total Gross Leased Area
Ollie's Bargain Outlet	1	—	—	1	28,446	—	—	28,446
One Life Fitness (1)	—	1	—	1	—	49,241	—	49,241
Overstock Furniture and Mattress	3	—	—	3	179,135	—	—	179,135
PA Fitness	1	—	—	1	30,664	—	—	30,664
Party City	1	—	—	1	20,841	—	—	20,841
PetSmart	2	—	—	2	46,248	—	—	46,248
Planet Fitness	3	—	—	3	63,509	—	—	63,509
Publix	1	—	—	1	45,600	—	—	45,600
Reaching Out For Jesus Christian Center	1	—	—	1	43,632	—	—	43,632
Regal Cinemas	3	1	1	5	188,365	57,854	60,400	306,619
REI	1	—	—	1	24,427	—	—	24,427
Restoration Hardware Outlet	1	—	—	1	24,558	—	—	24,558
Rooms To Go	—	1	—	1	—	45,000	—	45,000
Ross Dress for Less (1)(2)	8	2	—	10	215,747	70,981	—	286,728
Round1 Bowling & Amusement	1	—	—	1	50,000	—	—	50,000
Saks Fifth Avenue OFF 5TH	1	—	—	1	24,807	—	—	24,807
Scheel's	1	—	1	2	141,840	—	81,296	223,136
Schuler Books & Music	1	—	—	1	24,116	—	—	24,116
ShopRite	1	—	—	1	87,381	—	—	87,381
Sleep Inn & Suites	—	—	1	1	—	—	123,506	123,506
Southwest Theaters	1	—	—	1	29,830	—	—	29,830
Sports Center	1	—	—	1	60,000	—	—	60,000
Sportsman's Warehouse (1)	—	1	—	1	—	48,171	—	48,171
Staples	1	—	—	1	20,388	—	—	20,388
Target	—	8	—	8	—	948,730	—	948,730
The TJX Companies, Inc.:
HomeGoods (1)	4	1	—	5	97,277	26,355	—	123,632
Marshalls	7	—	—	7	207,050	—	—	207,050
T.J. Maxx (1)	4	1	—	5	109,031	28,081	—	137,112
The TJX Companies, Inc. Subtotal	15	2	—	17	413,358	54,436	—	467,794
Total Wine and More (2)	—	1	—	1	—	28,350	—	28,350
TruFit (1)	1	1	—	2	45,179	43,145	—	88,324
Truist	—	—	1	1	—	—	60,000	60,000
Urban Air Adventure Park (1)	1	1	—	2	33,860	30,404	—	64,264
Urban Planet	1	—	—	1	30,463	—	—	30,463
Vertical Trampoline Park	1	—	—	1	24,972	—	—	24,972
Von Maur (1)	—	2	—	2	—	232,377	—	232,377
Wave Fashion	1	—	—	1	27,978	—	—	27,978
WhirlyBall	1	—	—	1	43,440	—	—	43,440
Whole Foods (1)	1	—	1	2	26,841	—	34,320	61,161

Vacant Anchor/Junior Anchor:
Vacant - former AMC Theaters (Carmike Cinema)	1	—	—	1	31,119	—	—	31,119
Vacant - former Ashley HomeStore	1	—	—	1	20,487	—	—	20,487
Vacant - former Bealls	4	—	—	4	151,209	—	—	151,209
Vacant - former Bed Bath & Beyond	2	—	—	2	52,474	—	—	52,474
Vacant - former Bergner's	1	—	—	1	131,616	—	—	131,616
Vacant - former Boston Store (1)	—	2	—	2	—	354,205	—	354,205
Vacant - former Choice Home Center	1	—	—	1	64,165	—	—	64,165
Vacant - former Dillard's (1)	2	2	—	4	116,376	159,142	—	275,518
Vacant - former Forever 21 (3)	—	1	—	1	—	57,500	—	57,500
Vacant - former Gordman's	1	—	—	1	47,943	—	—	47,943
Vacant - former JC Penney (1)	—	1	—	1	—	158,771	—	158,771
Vacant - former Macy's	3	3	—	6	240,015	363,761	—	603,776
Vacant - former Sears (1)(2)	7	12	3	22	664,623	1,546,518	476,059	2,687,200
Vacant - former Shopko	—	1	—	1	—	97,773	—	97,773
Vacant - former Stein Mart (1)	—	1	—	1	—	21,200	—	21,200

	Number of Stores				Gross Leasable Area
		Anchor Owned				Anchor Owned
Anchor/Junior Anchor	Leased (Owned by CBL)	Owned by Others	Ground Leased (Owned by CBL)	Total	Leased (Owned by CBL)	Owned by Others	Ground Leased (Owned by CBL)	Total Gross Leased Area
Vacant - former Younkers	1	—	—	1	93,597	—	—	93,597

Current Developments:
Future grocer (1)(4)	1	—	—	1	161,358	—	—	161,358
Hobby Lobby/ Mardel Christian (1)(5)	—	1	—	1	—	101,445	—	101,445
Main Event (6)	1	—	—	1	37,500	—	—	37,500
Novant Health (1)(7)	—	1	—	1	—	174,643	—	174,643
Stars & Strikes (8)	1	—	—	1	52,054	—	—	52,054
Tilt	1	—	—	1	92,500	—	—	92,500
Truliant Federal Credit Union (1)(9)	—	1	—	1	—	150,447	—	150,447

Total Anchors/Junior Anchors	270	143	30	443	13,273,366	16,575,762	3,911,120	33,760,248

(1)
The following Anchors/Junior Anchors are owned by third parties: Boscov’s at York Galleria, the former Boston Store at Brookfield Square, the former Boston Store at East Towne Mall, Conn’s Home Plus at Post Oak Mall, the former Dillard’s for Women at Richland Mall, Electronic Express at Hamilton Crossing, Gabe’s at CoolSprings Crossing, HomeGoods at Hamilton Crossing, Jax Outdoor Gear at Frontier Mall, JC Penney at Frontier Mall, the former JC Penney at Northgate Mall, the former Kmart at Sunrise Commons, Life Storage at York Galleria, the former Macy’s at Hanes Mall, Main Event at Sunrise Mall, Metcalfe’s Market at West Towne Crossing, Michaels at Hamilton Crossing, Michaels at Westmoreland Crossing, OfficeMax at West Towne Crossing, One Life Fitness at The Landing at Arbor Place, Ross Dress for Less at Frontier Square, the former Sears at Arbor Place, the former Sears at Hanes Mall, the former Sears at Harford Mall, the former Sears at Northgate Mall, the former Sears at Post Oak Mall, the former Sears at Sunrise Mall, the former Sears at Volusia Mall, Sportsman’s Warehouse at Southaven Towne Center, the former Stein Mart at West Towne Crossing, T.J. Maxx at Frontier Square, T.J. Maxx at Westmoreland Crossing, TruFit Athletic Club at Sunrise Mall, Urban Air Adventure Park at CoolSprings Crossing, Von Maur at West Towne Mall and Whole Foods at Friendly Center.
(2)
The following are owned by Seritage Growth Properties: Burlington at Kentucky Oaks Mall, Burlington at Northwoods Mall, Dave & Buster’s at West Towne Mall, Hobby Lobby at West Towne Mall, Ross Dress for Less at Kentucky Oaks Mall, the former Sears at Imperial Valley Mall and Total Wine and More at West Towne Mall.
(3)
The upper floor of Belk for Men at Hamilton Place was formerly leased by Belk to Forever 21 and is now vacant.
(4)
The former Sears at Harford Mall was sold and is under construction for a future grocer (owned by others).
(5)
The former Kmart space at Sunrise Common will be redeveloped into Hobby Lobby/Mardel Christian (owned by others).
(6)
The former Sears space at Cross Creek Mall was sold to Main Event.
(7)
The former Sears space at Hanes Mall will be redeveloped for future office and retail space (owned by others).
(8)
Opened in February 2023.
(9)
Opened in January 2023 (owned by others).

Mortgage Loans Outstanding at December 31, 2022 (in thousands):

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/22 (1)	2023 Annual Debt Service (2)	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity (2)	Open to Prepayment Date (3)	Footnote
Consolidated Debt
Malls:
Arbor Place	100%	5.10%	$97,244	$7,948	May-26	—	$86,650	Open
Cross Creek Mall	100%	4.54%	97,431	11,781	Jan-23	—	97,431	Open	(4)
Fayette Mall	100%	4.25%	127,568	4,951	May-23	May-26	124,852	Open	(5)
Hamilton Place	90%	4.36%	93,997	6,400	Jun-26	—	85,535	Open
Jefferson Mall	100%	4.75%	55,817	4,456	Jun-26	—	49,265	Open
Northwoods Mall	100%	5.08%	57,059	4,743	Apr-26	—	50,681	Open
Parkdale Mall & Crossing	100%	5.85%	63,136	7,241	Mar-26	—	50,828	Open
Southpark Mall	100%	4.85%	54,022	4,240	Jun-26	—	48,133	Open
Volusia Mall	100%	4.56%	40,967	4,608	May-24	—	37,207	Open
			687,241	56,368			630,582
Outlet Centers:
The Outlet Shoppes at Gettysburg	50%	4.80%	20,974	1,323	Oct-25	—	20,049	Open
The Outlet Shoppes at Laredo	65%	7.37%	38,250	2,387	Jun-23	Jun-24	37,650	Open
			59,224	3,710			57,699

Open-Air Centers, Outparcels and Other:
Brookfield Square Anchor Redevelopment	100%	7.02%	18,240	2,295	Dec-23	Dec-24	17,340	Open
Hamilton Place open-air centers loan	90% - 92%	5.85%	65,000	3,803	Jun-32	—	58,208	Open
Open-air centers and outparcels loan	100%	7.59%	360,000	31,836	Jun-27	Jun-29	360,000	Open	(6)
			443,240	37,934			435,548
Corporate Debt:
Secured term loan	100%	6.87%	829,452	85,729	Nov-25	Nov-26/Nov-27	748,990	Open

Excluded Malls:
Alamance Crossing	100%	5.83%	41,417	1,701	Jul-21	—	41,417	Open	(7)	(8)
WestGate Mall	100%	4.99%	29,002	732	Jul-22	—	29,002	Open	(7)	(8)
			70,419	2,433			70,419

Total Consolidated Debt			$2,089,576	$186,174			$1,943,238

Unconsolidated Debt
Malls:
Coastal Grand	50%	4.09%	$99,942	$6,958	Aug-24	—	$95,249	Open
CoolSprings Galleria	50%	4.84%	143,213	9,803	May-28	—	125,774	Open
Oak Park Mall	50%	3.97%	262,528	15,755	Oct-25	—	247,061	Open
West County Center	50%	3.40%	161,887	9,856	Dec-22	—	161,887	Open	(4)	(8)
			667,570	42,372			629,971
Outlet Centers:
The Outlet Shoppes at Atlanta	50%	4.90%	66,591	4,511	Nov-23	—	65,036	Open
The Outlet Shoppes at Atlanta - Phase II	50%	6.62%	4,383	412	Nov-23	—	4,269	Open
The Outlet Shoppes at El Paso	50%	5.10%	70,086	4,888	Oct-28	—	61,342	Open
The Outlet Shoppes of the Bluegrass	50%	4.05%	64,969	4,464	Dec-24	—	61,316	Open
The Outlet Shoppes of the Bluegrass - Phase II	50%	9.12%	7,397	447	Apr-23	—	7,197	Open
			213,426	14,722			199,160

Lifestyle Centers:
Friendly Center	50%	3.48%	85,802	1,591	Apr-23	—	85,203	Open
The Shops at Friendly Center	50%	3.34%	60,000	646	Apr-23	—	60,000	Open
			145,802	2,237			145,203

Open-Air Centers, Outparcels and Other:
Ambassador Town Center	65%	4.35%	42,023	2,809	Jun-29	—	34,953	Open

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/22 (1)	2023 Annual Debt Service (2)	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity (2)	Open to Prepayment Date (3)	Footnote
Ambassador Town Center Infrastructure Improvements	65%	3.00%	7,001	1,337	Mar-25	—	2,961	Open
Coastal Grand - Dick's Sporting Goods	50%	5.05%	6,851	451	Nov-24	—	6,652	Open
Coastal Grand Outparcel	50%	4.09%	4,823	336	Aug-24	—	4,596	Open
Fremaux Town Center	65%	3.70%	60,214	4,480	Jun-26	—	52,130	Open
Hamilton Place Aloft Hotel	50%	6.62%	16,530	1,568	Nov-24	—	15,871	Open
Hammock Landing - Phase I	50%	6.62%	36,947	4,375	Feb-25	Feb-26	33,215	Open
Hammock Landing - Phase II	50%	6.62%	11,846	1,252	Feb-25	Feb-26	11,066	Open
Northgate Mall outparcels loan	50%	7.25%	4,787	369	Nov-25	—	4,787	Open
The Pavilion at Port Orange	50%	6.62%	49,498	6,170	Feb-25	Feb-26	44,048	Open
The Shoppes at Eagle Point	50%	5.40%	39,683	2,695	May-32	—	32,998	Open
York Town Center	50%	4.75%	30,000	1,755	Mar-25	—	28,299	Open
			310,203	27,597			271,576

Total Unconsolidated Debt			$1,337,001	$86,928			$1,245,910
Total Consolidated and Unconsolidated Debt			$3,426,577	$273,102			$3,189,148
Company's Pro-Rata Share of Total Debt			$2,743,995	$229,369					(9)
(1)
The amount listed includes 100% of the loan amount even though the Operating Partnership may have less than a 100% ownership interest in the property.
(2)
Assumes extension option will be exercised, if applicable.
(3)
Prepayment premium is based on yield maintenance or defeasance.
(4)
We are in discussions with the lender regarding an extension.
(5)
The loan has three one-year extension options for a fully extended maturity date of May 1, 2026.
(6)
The interest rate is a fixed 6.95% for $180,000 of the $360,000 loan, with the other half of the loan bearing a variable interest rate based on the 30-day SOFR plus 4.10%.
(7)
We are in discussions with the lender regarding foreclosure actions.
(8)
The loan is in maturity default.
(9)
Represents the Company's pro rata share of debt, including our share of unconsolidated affiliates' debt and excluding noncontrolling interests' share of consolidated debt on shopping center properties.

The following is a reconciliation of consolidated debt to our pro rata share of total debt, including debt discounts and unamortized deferred financing costs (in thousands):

Total consolidated debt	$2,089,576
Noncontrolling interests' share of consolidated debt	(38,807)
Company's share of unconsolidated debt	693,226
Unamortized deferred financing costs	(18,926)
Unamortized debt discounts	(64,841)
Company's pro rata share of total debt	$2,660,228

See Note 7 and Note 8 to the consolidated financial statements for additional information regarding property-specific indebtedness.

ITEM 3. LEGAL PROCEEDINGS

The information in response to this Item 3 is incorporated by reference herein from Note 14. Contingencies.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the New York Stock Exchange under the symbol "CBL".

Holders

There were approximately 545 shareholders of record for our common stock as of February 23, 2023. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.

Dividends

The decision to declare and pay dividends on any outstanding shares of our common stock, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors and will depend on our earnings, taxable income, FFO, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our then-current indebtedness, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, Delaware law and such other factors as our board of directors deems relevant. Our actual results of operations will be affected by a number of factors, including the revenues received from our properties, our operating expenses, interest expense, unanticipated capital expenditures and the ability of the anchors and tenants at our properties to meet their obligations for payment of rents and tenant reimbursements. For additional information, see discussion presented under the subheading “Dividends” in Note 9 of this report.

Issuances Under Equity Compensation Plans

See Part III, Item 12 contained herein for information regarding securities authorized for issuance under equity compensation plans.

Issuer Purchases of Equity Securities

The following table presents information with respect to repurchases of common stock made by us during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
Oct. 1–31, 2022	—	$—	—	$—
Nov. 1–30, 2022	—	—	—	—
Dec. 1–31, 2022	70,786	24.57	—	—
Total	70,786	$24.57	—	$—
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

Performance Graph

The graph that follows compares the cumulative total stockholder return on the Company’s common stock with the cumulative total return on the Russell 3000 Index and the FTSE NAREIT All Equity REITs Index. The results are based on an assumed $100 invested on November 2, 2021 (the first day of trading on the NYSE following the Company’s emergence from Chapter 11 reorganization and the NYSE listing), at the market close, through December 31, 2022, with all dividends reinvested. Share price performance presented below is not necessarily indicative of future results.

Total Return Performance
CBL & Associates Properties, Inc.
Russell 3000 Index
FTSE NAREIT All Equity REITs Index
Index Value
140
120
100
80
60
11/02/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22

	Period Ending
Index	11/02/21	12/31/21	03/31/22	06/30/22	09/30/22	12/31/22
CBL & Associates Properties, Inc.	$100.00	$104.00	$109.63	$78.30	$86.91	$85.32
Russell 3000 Index	100.00	101.61	96.25	80.17	76.59	82.09
FTSE NAREIT All Equity REITs Index	100.00	107.05	101.39	86.53	77.15	80.34

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

Fresh Start Accounting

Upon emergence from bankruptcy, we qualified for and adopted fresh start accounting in accordance with Accounting Standards Codification 852, which resulted in our becoming a new entity for financial reporting purposes. As a result, our financial results for the year ended December 31, 2022 and the period from November 1, 2021 through December 31, 2021 are referred to as those of the "Successor." Our financial results for the period from January 1, 2021 through October 31, 2021 and the year ended December 31, 2020 are referred to as those of the “Predecessor." Our results of operations as reported in our consolidated financial statements for these periods are prepared in accordance with GAAP. See Note 19 for additional information.

Executive Overview

We are a self-managed, self-administered, fully integrated REIT that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, outlet centers, lifestyle centers, open-air centers and other properties. We own interests in 91 properties, consisting of 47 malls, 29 open-air centers, five outlet centers, five lifestyle centers and five other properties, including single-tenant and multi-tenant outparcels. Our shopping centers are located in 22 states, and are primarily in the southeastern and midwestern United States. We have elected to be taxed as a REIT for federal income tax purposes.

We conduct substantially all our business through the Operating Partnership. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a VIE. See Item 2 for a description of our properties owned and under development as of December 31, 2022.

The Successor had a net loss for the year ended December 31, 2022 of $99.5 million. The Successor had a net loss for the period from November 1, 2021 through December 31, 2021 of $152.7 million. The Predecessor had a net loss for the period from January 1, 2021 through October 31, 2021 of $486.4 million. The Successor had a net loss attributable to common shareholders for the year ended December 31, 2022 of $96.0 million. The Successor had a net loss attributable to common shareholders for the period from November 1, 2021 through December 31, 2021 of $151.5 million. The Predecessor had a net loss attributable to common shareholders for the period from January 1, 2021 through October 31, 2021 of $470.6 million.

Our focus is on continuing to execute our strategy to transform our diverse portfolio of dynamic properties into dominant centers that offer a mix of retail, service, dining, entertainment and other non-retail uses, primarily through the re-tenanting of former anchor locations as well as diversification of in-line tenancy. This operational strategy is also supported by our balance sheet strategy focused on reducing overall debt, extending our debt maturity schedule and lowering our overall cost of borrowings to limit maturity risk, improve net cash flow and enhance enterprise value. While the industry and our Company continue to face challenges, some of which may not be in our control, we believe that the strategies in place to redevelop our properties and diversify our tenant mix will contribute to stabilization of our portfolio and revenues in future years.

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

On the Effective Date, the conditions to effectiveness of the Plan were satisfied and the Debtors emerged from the Chapter 11 Cases. The Company filed a notice of the Effective Date of the Plan with the Bankruptcy Court on November 1, 2021. Following the Effective Date, one of the Debtors’ Chapter 11 Cases remain open to administer claims pursuant to the Plan. See Note 18 and Note 19 to our consolidated financial statements for more information.

The filing of the Chapter 11 Cases constituted an event of default with respect to certain property-level debt of the Operating Partnership’s subsidiaries, which may have resulted in the automatic acceleration of certain monetary obligations or may have given the applicable lender the right to accelerate such amounts. As of December 31, 2022, we had no loans in default due to our filing of the Chapter 11 Cases. See Note 7 and Note 8 for additional information.

Results of Operations

Properties that were in operation for the entire year during both 2022 and 2021 are referred to as the “2022 Comparable Properties.” The tables below summarize deconsolidations and dispositions of properties that impact the results of operations of the Successor and Predecessor periods.

Successor Deconsolidations

Property	Location	Date of Deconsolidation
EastGate Mall (1)(2)	Cincinnati, OH	December 2021
Greenbrier Mall (1)(3)	Chesapeake, VA	March 2022
(1)
We deconsolidated the property due to a loss of control when the property was placed into receivership in connection with the foreclosure process.
(2)
The foreclosure process was completed in September 2022.
(3)
The foreclosure process was completed in October 2022.

Predecessor Deconsolidations Property	Location	Date Opened
Asheville Mall (1)(2)	Asheville, NC	January 2021
Park Plaza (1)(3)	Little Rock, AR	March 2021
(1)
We deconsolidated the property due to a loss of control when the property was placed into receivership in connection with the foreclosure process.
(2)
The foreclosure process was completed in August 2022.
(3)
The foreclosure process was completed in October 2021.

Successor Dispositions

Property	Location	Sales Date
Eastgate Mall Self Storage (1)	Cincinnati, OH	November 2021
Hamilton Place Self Storage (1)	Chattanooga, TN	November 2021
Mid Rivers Mall Self Storage (1)	St. Peters, MO	November 2021
Parkdale Mall Self Storage (1)	Beaumont, TX	November 2021
Springs at Port Orange (1)	Port Orange, FL	December 2021
(1)
The property was owned by a joint venture that was accounted for using the equity method of accounting.

Predecessor Dispositions

Property	Location	Sales Date
The Residences at Pearland Town Center	Pearland, TX	October 2021

Discussion of the Results of Operations for the Successor Year Ended December 31, 2022, the Successor Period from November 1, 2021 through December 31, 2021 and the Predecessor Period from January 1, 2021 through October 31, 2021

Revenues

(in thousands)

	Successor		Predecessor
	Year Ended December 31,	For the Period November 1, through December 31,	For the Period January 1, through October 31,
	2022	2021	2021
Rental revenues	$542,247	$103,252	$450,922
Management, development and leasing fees	7,158	1,500	5,642
Other	13,606	4,094	11,465
Total revenues	$563,011	$108,846	$468,029

Rental revenues of the Successor were $542.2 million and $103.3 million for the year ended December 31, 2022 and the period from November 1, 2021 through December 31, 2021, respectively. Rental revenues of the Predecessor were $450.9 million for the period from January 1, 2021 through October 31, 2021. For the year ended December 31, 2022, rental revenues of the Successor were lower primarily due to the deconsolidations of Greenbrier Mall and EastGate Mall in March 2022 and December 2021, respectively. The Successor year ended December 31, 2022 includes higher amortization of net above market leases due to the adoption of fresh start accounting upon our emergence from bankruptcy. Also, the Successor year ended December 31, 2022 includes higher percentage rents due to increased sales, as well as higher collections on amounts that had previously been reserved.

Operating Expenses

(in thousands)

	Successor		Predecessor
	Year Ended December 31,	For the Period November 1, through December 31,	For the Period January 1, through October 31,
	2022	2021	2021
Property operating	$(92,126)	$(15,258)	$(72,735)
Real estate taxes	(57,119)	(9,598)	(50,787)
Maintenance and repairs	(42,485)	(7,581)	(32,487)
Property operating expenses	(191,730)	(32,437)	(156,009)
Depreciation and amortization	(256,310)	(49,504)	(158,574)
General and administrative	(67,215)	(9,175)	(43,160)
Loss on impairment	(252)	—	(146,781)
Litigation settlement	304	118	932
Other	(834)	(3)	(745)
Total operating expenses	$(516,037)	$(91,001)	$(504,337)

Total property operating expenses of the Successor were $191.7 million and $32.4 million for the year ended December 31, 2022 and the period from November 1, 2021 through December 31, 2021, respectively. Total property operating expenses of the Predecessor were $156.0 million for the period from January 1, 2021 through October 31, 2021. For the year ended December 31, 2022, total property operating expenses of the Successor reflect increases in utility rates across our properties and the impact of wage inflation on third party contracts and services.

Depreciation and amortization expense of the Successor was $256.3 million and $49.5 million for the year ended December 31, 2022 and the period from November 1, 2021 through December 31, 2021, respectively. Depreciation and amortization expense of the Predecessor was $158.6 million for the period from January 1, 2021 through October 31, 2021. For the year ended December 31, 2022, depreciation and amortization expense of the Successor was higher primarily due to a new basis in depreciable assets and intangible in-place lease assets that have shorter useful lives resulting from the adoption of fresh start accounting upon our emergence from bankruptcy.

General and administrative expenses of the Successor were $67.2 million and $9.2 million for the year ended December 31, 2022 and the period from November 1, 2021 through December 31, 2021, respectively. General and administrative expenses of the Predecessor were $43.2 million for the period from January 1, 2021 through October 31, 2021. For the year ended December 31, 2022, general and administrative expenses of the Successor included higher compensation and share-based compensation expenses as we returned to normal operations and compensation practices following our emergence from bankruptcy. Also, for the year ended December 31, 2022, general and administrative expenses of the Successor include incremental professional fees associated with loan modifications and extensions, and fees incurred to obtain credit ratings on our secured term loan in accordance with the term loan agreement.

Other Income and Expenses

Interest and other income of the Successor was $4.9 million and $0.5 million for the year ended December 31, 2022 and the period from November 1, 2021 through December 31, 2021, respectively. Interest and other income of the Predecessor was $2.1 million for the period from January 1, 2021 through October 31, 2021. For the year ended December 31, 2022, interest and other income of the Successor was higher due to purchasing additional U.S. Treasury securities with higher interest rates.

Interest expense of the Successor was $217.3 million and $195.5 million for the year ended December 31, 2022 and the period from November 1, 2021 through December 31, 2021, respectively. Interest expense of the Predecessor was $72.4 million for the period from January 1, 2021 through October 31, 2021. For the year ended December 31, 2022, interest expense of the Successor included accretion of debt discounts of $117.3 million on property-level debt. For the period from November 1, 2021 through December 31, 2021, interest expense of the Successor included accretion of debt discounts of $174.4 million on property-level debt. The property-level debt discounts were recognized in conjunction with recording our property-level debt at fair value upon the adoption of fresh start accounting. For the year ended December 31, 2022, the Successor period also included interest expense related to the secured term loan and the new loans entered into during 2022 that are secured by certain of our open-air centers and outparcels. Additionally, for the year ended December 31, 2022, the Successor incurred higher interest expense due to higher interest rates during 2022. During 2022, the Successor had a reversal of previously recognized default interest expense of $20.2 million when forbearance/waiver agreements were obtained. During the Predecessor period from January 1, 2021 through October 31, 2021, we did not recognize interest expense on corporate debt while we were in bankruptcy. However, we did recognize $26.7 million of default interest expense during the Predecessor period from January 1, 2021 through October 31, 2021.

For the year ended December 31, 2022, the Successor recorded a $7.3 million gain on extinguishment of debt related to the loan secured by The Outlet Shoppes at Gettysburg. Subsequent to approval of the lender's claim against the general unsecured claims pool, the existing loan was modified. As part of the modification, the loan balance was reduced to $21.0 million and the corporate recourse was eliminated. The modification resulted in the loan being treated as a new loan for accounting purposes, which resulted in the recognition of gain on extinguishment of debt.

Reorganization items, net, of the Successor were an addition to income of $0.3 million and a reduction to income of $1.4 million for the year ended December 31, 2022 and the period from November 1, 2021 through December 31, 2021, respectively, which related to the true up of estimated accrued expenses to actual amounts, partially offset by professional fees and U.S. Trustee fees directly related to the bankruptcy filing. Reorganization items, net, of the Predecessor were a reduction to income of $435.2 million for the period from January 1, 2021 through October 31, 2021 which consisted of adjustments to record the assets and liabilities of the Successor at fair value as of the Effective Date, transactions associated with the Plan, professional fees, legal fees, retention bonuses and U.S. Trustee fees directly related to the bankruptcy.

For the year ended December 31, 2022, the Successor recorded a $36.3 million gain on deconsolidation related to Greenbrier Mall that was deconsolidated due to a loss of control when the mall was placed into receivership in connection with the foreclosure process. For the period from November 1, 2021 through December 31, 2021, the Successor recorded a $19.1 million gain on deconsolidation related to EastGate Mall that was deconsolidated due to a loss of control when the mall was placed into receivership in connection with the foreclosure process. For the period from January 1, 2021 through October 31, 2021, the Predecessor recorded a $55.1 million gain on deconsolidation related to Asheville Mall and Park Plaza that were deconsolidated due to a loss of control when the malls were placed into receivership in connection with the foreclosure process.

Equity in earnings of unconsolidated affiliates of the Successor was $19.8 million and $0.8 million for the year ended December 31, 2022 and the period from November 1, 2021 through December 31, 2021, respectively. Equity in losses of unconsolidated affiliates of the Predecessor was $10.8 million for the period from January 1, 2021 through October 31, 2021. For the year ended December 31, 2022 and the period from November 1, 2021 through December 31, 2021, equity in earnings of the Successor does not include equity in losses of certain unconsolidated affiliates where the Successor's investment in those unconsolidated affiliates was reduced to zero in connection with the application of fresh start accounting. The Predecessor period includes recognition of equity in losses of certain unconsolidated affiliates.

For the year ended December 31, 2022, the income tax provision of the Successor was $3.1 million. For the period from November 1, 2021 through December 31, 2021, the income tax benefit of the Successor was $5.9 million. For the period from January 1, 2021 through October 31, 2021, the income tax provision of the Predecessor was $1.1 million.

During the year ended December 31, 2022, the Successor recognized $5.3 million of gain on sales of real estate assets primarily related to the sale of five outparcels. During the period from January 1, 2021 through October 31, 2021, the Predecessor recognized $12.2 million of gain on sales of real estate assets primarily related to the sale of one center, four anchors and four outparcels.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2021 for the financial information for the Predecessor year ended December 31, 2020.

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

We compute NOI based on the Operating Partnership's pro rata share of both consolidated and unconsolidated properties. We believe that presenting NOI and same-center NOI (described below) based on our Operating Partnership’s pro rata share of both consolidated and unconsolidated properties is useful since we conduct substantially all our business through our Operating Partnership and, therefore, it reflects the performance of our properties in absolute terms regardless of the ratio of ownership interests of our common shareholders and the noncontrolling interest in the Operating Partnership. Our definition of NOI may be different than that used by other companies, and accordingly, our calculation of NOI may not be comparable to that of other companies.

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

We include a property in our same-center pool when we have owned all or a portion of the property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year ended December 31, 2021 and the current year ended December 31, 2022. New properties are excluded from same-center NOI, until they meet these criteria. Properties excluded from the same-center pool, which would otherwise meet these criteria, are properties where we intend to renegotiate the terms of the debt secured by the related property or return the property to the lender. Alamance Crossing East and WestGate Mall were classified as Excluded Properties as of December 31, 2022.

Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss). A reconciliation of our same-center NOI to net loss for the Successor year ended December 31, 2022, the Successor period from November 1, 2021 through December 31, 2021 and the Predecessor period from January 1, 2021 through October 31, 2021 is as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31,	For the Period November 1, through December 31,	For the Period January 1, through October 31,
	2022	2021	2021
Net loss	$(99,515)	$(152,731)	$(486,413)
Adjustments:
Depreciation and amortization	256,310	49,504	158,574
Depreciation and amortization from unconsolidated affiliates	20,813	9,847	45,126
Noncontrolling interests' share of depreciation and amortization in other consolidated subsidiaries	(3,498)	(622)	(1,901)
Interest expense	217,342	195,488	72,415
Interest expense from unconsolidated affiliates	88,331	11,425	34,514
Noncontrolling interests' share of interest expense in other consolidated subsidiaries	(7,960)	(1,464)	(2,790)
Abandoned projects expense	834	3	745
(Gain) loss on sales of real estate assets	(5,345)	3	(12,187)
Gain on sales of real estate assets of unconsolidated affiliates	(1,036)	—	(70)
Adjustment for unconsolidated affiliates with negative investment	(37,645)	(4,574)	—
Gain on deconsolidation	(36,250)	(19,126)	(55,131)
Loss on available-for-sale securities	39	—	—
Loss on impairment, net of noncontrolling interests' share	252	—	136,046
Litigation settlement	(304)	(118)	(932)
Reorganization items, net of noncontrolling interests' share	(298)	1,403	452,378
Income tax provision (benefit)	3,079	(5,885)	1,078
Lease termination fees	(5,115)	(3,597)	(4,843)
Straight-line rent and above- and below-market lease amortization	8,233	1,930	1,826
Net loss attributable to noncontrolling interests in other consolidated subsidiaries	5,999	1,186	13,313
General and administrative expenses	67,215	9,175	43,160
Management fees and non-property level revenues	(11,777)	(2,801)	(26,604)
Operating Partnership's share of property NOI	459,704	89,046	368,304
Non-comparable NOI	(16,345)	(3,228)	(15,264)
Total same-center NOI (1)	$443,359	$85,818	$353,040
(1)
Adjustments are based on our Operating Partnership's pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.

Same-center NOI of the Successor was $443.4 million for the year ended December 31, 2022. Same-center NOI of the Successor was $85.8 million for the period from November 1, 2021 through December 31, 2021. Same-center NOI of the Predecessor was $353.0 million for the period from January 1, 2021 through October 31, 2021. Same-center NOI of the Successor for the year ended December 31, 2022 was 1.0% higher primarily due to $13.2 million of higher revenues partially offset by $8.7 million of higher operating expenses. Rental revenues of the Successor for the year ended December 31, 2022 were $13.4 million higher primarily due to increases in occupancy and an increase in percentage rent due to higher trailing twelve-month sales, which was partially offset by lower tenant reimbursements. Property operating expenses of the Successor for the year ended December 31, 2022 were higher primarily due to increases in utility rates across our properties and the impact of wage inflation on third party contracts and services.

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

We derive the majority of our revenues from the Malls, Lifestyle Centers and Outlet Centers. The sources of our revenues by property type were as follows:

	Successor		Predecessor
	Year Ended December 31,	For the Period November 1, through December 31,	For the Period January 1, through October 31,
	2022	2021	2021
Malls, Lifestyle Centers and Outlet Centers	86.1%	87.3%	87.9%
All Other	13.9%	12.7%	12.1%

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

	Sales Per Square Foot for the Trailing Twelve Months Ended December 31,
	2022	2021
Mall, Lifestyle Center and Outlet Center same-center sales per square foot	$435	$447

In-Line Store Occupancy

Our portfolio in-line store occupancy is summarized in the below table (Excluded Properties are not included in occupancy metrics). Occupancy for Malls, Lifestyle Centers and Outlet Centers represents percentage of in-line gross leasable area under 20,000 square feet occupied. Occupancy for open-air centers represents percentage of gross leasable area occupied.

	As of December 31,
	2022	2021
Total portfolio	91.0%	89.3%
Malls, Lifestyle Centers and Outlet Centers:
Total malls	89.1%	87.2%
Total lifestyle centers	92.7%	86.7%
Total outlet centers	90.8%	93.6%
Total same-center malls, lifestyle centers and outlet centers	89.6%	87.9%
All Other:
Total open-air centers	95.3%	94.8%
Total other	93.0%	90.5%

Leasing

The following is a summary of the total square feet of leases signed in the year ended December 31, 2022 as compared to the prior year:

	Year Ended December 31,
	2022	2021
Operating portfolio:
New leases	1,257,659	721,436
Renewal leases	2,855,587	2,435,014
Development portfolio:
New leases	15,703	65,334
Total leased	4,128,949	3,221,784

Average annual base rents per square foot are computed based on contractual rents in effect as of December 31, 2022 and 2021, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type (1):

	Year Ended December 31,	Year Ended December 31,
	2022	2021
Total portfolio	$25.14	$25.09
Malls, Lifestyle Centers and Outlet Centers (1):
Total same-center malls, lifestyle centers and outlet centers	29.58	29.81
Total malls	30.01	30.16
Total lifestyle centers	29.30	27.60
Total outlet centers	26.68	27.34
All Other:
Total open-air centers	15.21	15.05
Total other	19.22	19.32
(1)
Excluded Properties are not included in base rent. Average base rents for open-air centers and other include all leased space, regardless of size.

Results from new and renewal leasing of comparable in-line space of less than 10,000 square feet during the year ended December 31, 2022 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (1)	% Change Average
All Property Types (2)	2,093,094	$35.35	$33.03	(6.5)%	$33.50	(5.2)%
Malls, Lifestyle Centers & Outlet Centers	1,929,512	36.75	34.11	(7.2)%	34.59	(5.9)%
New leases	149,689	41.63	45.23	8.7%	48.22	15.8%
Renewal leases	1,779,823	36.33	33.18	(8.7)%	33.44	(8.0)%

(1)
Average gross rent does not incorporate allowable future increases for recoverable common area expenses.
(2)
Includes malls, lifestyle centers, outlet centers, open-air centers and other.

New and renewal leasing activity of comparable in-line space of less than 10,000 square feet for the year ended December 31, 2022, based on commencement date inclusive of the impact of any rent concessions, are as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2022:
New	85	238,700	6.38	$36.34	$40.51	$36.43	$(0.09)	(0.2)%	$4.08	11.2%
Renewal	592	1,745,982	2.50	32.62	32.90	36.29	(3.67)	(10.1)%	(3.39)	(9.3)%
Commencement 2022 Total	677	1,984,682	2.98	33.06	33.82	36.30	(3.24)	(8.9)%	(2.48)	(6.8)%

Commencement 2023:
New	9	25,416	7.45	52.86	56.29	44.65	8.21	18.4%	11.64	26.1%
Renewal	195	600,285	2.64	35.26	35.55	34.29	0.97	2.8%	1.26	3.7%
Commencement 2023 Total	204	625,701	2.85	35.98	36.39	34.71	1.27	3.7%	1.68	4.8%

Total 2022/2023	881	2,610,383	2.95	$33.76	$34.44	$35.92	$(2.16)	(6.0)%	$(1.48)	(4.1)%

Liquidity and Capital Resources

As of December 31, 2022, we had $337.1 million available in unrestricted cash and U.S. Treasury securities. Our total pro rata share of debt, excluding unamortized deferred financing costs and debt discounts, at December 31, 2022 was $2,744.0 million. We had $54.4 million in restricted cash at December 31, 2022 related to cash held in escrow accounts for insurance, real estate taxes, capital expenditures and tenant allowances as required by the terms of certain mortgage notes payable, as well as amounts related to cash management agreements with lenders of certain property-level mortgage indebtedness, which are designated for debt service and operating expense obligations. We also had restricted cash of $42.8 million related to the properties that secure the corporate term loan and the open-air centers and outparcels loan of which we may receive a portion via distributions semiannually and quarterly in accordance with the provisions of the term loan and the open-air centers and outparcels loan, respectively.

During the year ended December 31, 2022, we continued to reinvest the cash from maturing U.S. Treasury securities into new U.S. Treasury securities. We designated our U.S. Treasury securities as available-for-sale. As of December 31, 2022, our U.S. Treasury securities have maturities through November 2023. Subsequent to December 31, 2022, we redeemed additional U.S. Treasury securities. See Note 20 for additional information.

During 2022, we entered into five new loans that had a combined outstanding balance of $481.6 million at our share as of December 31, 2022. A portion of the loan proceeds was used to redeem all the senior secured notes. See Note 7 and Note 8 for additional information about the interest rate on each loan, the use of the loan proceeds, the maturity date on each loan and the property or properties that secure each loan.

During 2022, we modified two loans which resulted in a lower interest rate for one loan and a reduced loan balance on the other loan. Also, we extended the maturity dates on seven loans, which had a combined outstanding balance of $503.8 million at our share as of December 31, 2022. Lastly, we entered into five forbearance agreements with lenders and had the default waived on two loans related to the default that was triggered when we filed for bankruptcy. See Note 7 and Note 8 for additional information about the modifications, extensions and forbearance/waiver agreements.

In February 2022, we issued 10,982,795 shares of common stock to holders of the $150.0 million aggregate principal amount of exchangeable notes issued on the Effective Date, in satisfaction of principal, accrued interest and the make whole payment, and all the exchangeable notes were cancelled in accordance with the terms of the indenture.

In March 2022, we deconsolidated Greenbrier Mall as a result of losing control when the property was placed in receivership. In October 2022, the lender foreclosed on the $61.6 million loan secured by Greenbrier Mall.

In June 2022, we paid off the $14.9 million loan secured by CBL Center at maturity.

In June 2022, our board of directors established a regular quarterly dividend. We paid common stock dividends of $0.25 per share in each of the second, third and fourth quarters of 2022. In November 2022, our board of directors declared a special dividend of $2.20 per share of common stock, payable all in cash. The special dividend was paid on January 18, 2023, to stockholders of record as of the close of business on December 12, 2022. The special dividend was made to ensure that we met the minimum distribution requirement to maintain our status as a real estate investment trust. Subsequent to December 31, 2022, our board of directors declared a $0.375 per share regular quarterly dividend for the first quarter of 2023. See Note 20 for additional information.

During 2022, we completed the sale of eleven real estate assets which generated $13.4 million in gross proceeds, at our share.

Our total share of consolidated and unconsolidated outstanding debt, excluding debt discounts and deferred financing costs, maturing during 2023, assuming all extension options are elected, is $215.4 million, and our total share of consolidated and unconsolidated outstanding debt, excluding debt discounts and deferred financing costs, that matured prior to 2023, which remains outstanding at December 31, 2022, is $151.4 million. We are in discussions with the existing lenders to modify and extend or otherwise refinance the loans.

As of December 31, 2022, we had $553.9 million of property-level debt and related obligations, including unconsolidated debt and related obligations, maturing or callable within the next 12 months from the issuance of the financial statements. We are in discussions with the lenders regarding foreclosure actions for two properties totaling $70.4 million of mortgage notes payable and intend to refinance and/or extend the maturity dates for the remaining $483.5 million of such mortgage notes payable. In instances where a refinancing and/or extension of maturity dates is unsuccessful we will repay certain of the mortgage notes based on the availability of liquidity and convey certain properties to the lender to satisfy the debt obligation.

Unconsolidated Affiliates

We have ownership interests in 23 unconsolidated affiliates as of December 31, 2022. See Note 7 to the consolidated financial statements for more information. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the accompanying consolidated balance sheets as investments in unconsolidated affiliates.

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

See Note 14 to the consolidated financial statements for information related to our guarantees of unconsolidated affiliates' debt as of December 31, 2022 and 2021.

Material Cash Requirements

The following table summarizes our material cash requirements as of December 31, 2022 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt:
Consolidated debt service (1)	$2,492,860	$520,262	$1,100,946	$792,837	$78,815
Noncontrolling interests' share in other consolidated subsidiaries	(45,166)	(15,638)	(13,184)	(9,635)	(6,709)
Our share of unconsolidated affiliates debt service (2)	777,234	238,493	337,283	56,244	145,214
Our share of total debt service obligations	3,224,928	743,117	1,425,045	839,446	217,320

Operating leases: (3)
Ground leases on consolidated properties	16,452	377	757	778	14,540

Purchase obligations: (4)
Construction contracts on consolidated properties	760	760	—	—	—
Our share of construction contracts on unconsolidated properties	2,559	2,559	—	—	—
Our share of total purchase obligations	3,319	3,319	—	—	—

Other contractual obligations: (5)
Master services agreements	26,457	26,457	—	—	—

Total material cash requirements	$3,271,156	$773,270	$1,425,802	$840,224	$231,860
(1)
Represents principal and interest payments due under the terms of mortgage and other indebtedness, net, and includes $991,489 of variable-rate debt service related to the secured term loan, $246,582 of variable-rate debt service related to the open-air centers and outparcels loan and $59,673 of variable-rate debt service on two operating properties. The future interest payments are projected based on the interest rates that were in effect at December 31, 2022. See Note 8 to the consolidated financial statements for additional information regarding the terms of long-term debt. The consolidated debt service less than one year includes two loans, with an aggregate principal balance of $70,419 as of December 31, 2022, secured by Alamance Crossing East and WestGate Mall that are past their maturity date. The Company is in discussion with the lenders regarding foreclosure actions.
(2)
Includes $150,815 of variable-rate debt service. Future contractual obligations have been projected using the same assumptions as used in (1) above.
(3)
Obligations where we own the buildings and improvements, but lease the underlying land under long-term ground leases. The maturities of these leases range from 2044 to 2089 and generally provide for renewal options.
(4)
Represents the remaining balance to be incurred under construction contracts that had been entered into as of December 31, 2022, but were not complete. The contracts are primarily for redevelopment of our properties.
(5)
Represents the remainder of an agreement for maintenance, security, and janitorial services at our properties that expires in September 2023.

Liquidity Sources

We derive the majority of our revenues from leases with retail tenants, which have historically been the primary source for funding short-term liquidity and capital needs such as operating expenses, debt service, tenant construction allowances, recurring capital expenditures, dividends and distributions. We believe that the combination of cash flows generated from our operations, combined with cash on hand and our investment in U.S. Treasury securities will, for the foreseeable future, provide adequate liquidity to meet our cash needs. In addition to these factors, we have options available to us to generate additional liquidity, including but not limited to, joint venture investments, financing of currently unencumbered properties and decreasing expenditures related to tenant construction allowances and other capital expenditures. We also generate revenues from sales of peripheral land at our properties and from sales of real estate assets when it is determined that we can realize an optimal value for the assets.

Cash Flows - Operating, Investing and Financing Activities

There was $141.9 million of cash, cash equivalents and restricted cash as of December 31, 2022, a decrease of $94.2 million from December 31, 2021. Of this amount, $44.7 million was unrestricted cash as of December 31, 2022. Also, at December 31, 2022, we had $292.4 million in U.S. Treasuries with maturities through November 2023. Our net cash flows are summarized as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31,	For the Period November 1, through December 31,	For the Period January 1, through October 31,	Year Ended December 31,
	2022	2021	2021	2020
Net cash provided by operating activities	$208,234	$57,049	$107,059	$133,365
Net cash (used in) provided by investing activities	(156,685)	(139,016)	247,494	(280,397)
Net cash (used in) provided by financing activities	(145,798)	(12,117)	(145,993)	209,696
Net cash flows	$(94,249)	$(94,084)	$208,560	$62,664

Cash Provided by Operating Activities

Cash provided by operating activities of the Successor was $208.2 million and $57.0 million for the year ended December 31, 2022 and the period from November 1, 2021 through December 31, 2021, respectively. Cash provided by operating activities of the Predecessor was $107.1 million and $133.4 million for the period from January 1, 2021 through October 31, 2021 and the year ended December 31, 2020, respectively. Cash provided by operating activities of the Successor for the year ended December 31, 2022 reflects a significant increase in interest expense because we incurred interest expense on our new corporate and property-level debt during 2022. The Predecessor did not pay interest on the secured credit facility and senior unsecured notes during bankruptcy. The Successor also had higher general and administrative expenses during the year ended December 31, 2022 as we returned to normal operations and compensation practices following our emergence from bankruptcy, and because we incurred professional fees associated with loan modifications/extensions and obtained credit ratings on our secured term loan. Conversely, the Successor had higher same-center net operating income and a lower amount of reorganization items, net.

Cash (Used in) Provided by Investing Activities

Cash used in investing activities of the Successor was $156.7 million and $139.0 million for the year ended December 31, 2022 and the period from November 1, 2021 through December 31, 2021, respectively. Cash provided by investing activities of the Predecessor was $247.5 million for the period from January 1, 2021 through October 31, 2021. Cash used in investing activities of the Predecessor was $280.4 million for the year ended December 31, 2020. During the year ended December 31, 2022, net cash used in investing activities of the Successor was higher primarily due to the timing of the reinvestment of cash in U.S. Treasury securities. During the Successor period from November 1, 2021 through December 31, 2021, there were certain redemptions of U.S. Treasury securities where the subsequent reinvestment in additional U.S. Treasury securities did not occur until after December 31, 2021. Also, the Successor had lower proceeds from sales of real estate assets during the year ended December 31, 2022. However, the Successor had higher distributions from unconsolidated affiliates during the year ended December 31, 2022.

Cash (Used in) Provided by Financing Activities

Cash used in financing activities of the Successor was $145.8 million and $12.1 million for the year ended December 31, 2022 and the period from November 1, 2021 through December 31, 2021, respectively. Cash used in financing activities of the Predecessor was $146.0 million for the period from January 1, 2021 through October 31, 2021 and cash provided by financing activities of the Predecessor was $209.7 million for the year ended December 31, 2020. During the year ended December 31, 2022, net cash used in financing activities of the Successor was higher primarily due to principal payments on the secured term loan and dividends paid on our common stock, as well as due to costs incurred to obtain new mortgage loans. Proceeds received from the new mortgage loans were used to redeem all the senior secured notes and retire two mortgage notes payable.

Debt

CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries, that it has a direct or indirect ownership interest in, is the borrower on all our debt.

CBL is a limited guarantor of the secured term loan as described in Note 8 to the consolidated financial statements, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates.

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties. Prior to consideration of unamortized deferred financing costs or debt discounts, of our $2,744.0 million in outstanding debt at December 31, 2022, $2,572.5 million constituted non-recourse debt obligations and $171.5 million constituted recourse debt obligations. We believe the tables below provide investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

December 31, 2022:	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties	$843,634	$(25,420)	$611,215	$1,429,429	4.57%
Open-air centers and outparcels loan	180,000	—	—	180,000	6.95%	(2)
Recourse loans on operating properties	—	—	10,427	10,427	3.67%
Total fixed-rate debt	1,023,634	(25,420)	621,642	1,619,856	4.83%
Variable-rate debt:
Non-recourse loans on operating properties	56,490	(13,387)	51,539	94,642	6.91%
Recourse loans on operating properties	—	—	20,045	20,045	7.54%
Open-air centers and outparcels loan	180,000	—	—	180,000	8.22%	(2)
Secured term loan	829,452	—	—	829,452	6.87%
Total variable-rate debt	1,065,942	(13,387)	71,584	1,124,139	7.10%
Total fixed-rate and variable-rate debt	2,089,576	(38,807)	693,226	2,743,995	5.76%
Unamortized deferred financing costs	(17,101)	317	(2,142)	(18,926)
Debt discounts (3)	(72,289)	7,448	—	(64,841)
Total mortgage and other indebtedness, net	$2,000,186	$(31,042)	$691,084	$2,660,228
(1)
Weighted-average interest rate excludes amortization of deferred financing costs.
(2)
The interest rate is a fixed 6.95% for $180,000 of the $360,000 loan, with the other half of the loan bearing a variable interest rate based on the 30-day SOFR plus 4.10%.
(3)
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

The following table presents our pro rata share of consolidated and unconsolidated debt as of December 31, 2022, excluding unamortized deferred financing costs and debt discounts, that is scheduled to mature in 2023 based on the original maturity date (in thousands):

	Balance
Consolidated Properties:
Cross Creek Mall	$97,431	(1)
Fayette Mall	127,568	(2)
The Outlet Shoppes at Laredo	24,863	(3)
Brookfield Square Anchor Redevelopment	18,240	(3)
	268,102
Unconsolidated Properties:
The Outlet Shoppes of the Bluegrass - Phase II	7,397
Friendly Shopping Center	42,901
The Shops at Friendly Center	30,000
The Outlet Shoppes at Atlanta	33,295
The Outlet Shoppes at Atlanta - Phase II	4,383
	117,976
Total 2023 maturities at our pro rata share	$386,078
(1)
We remain in discussions with the lender regarding an extension.
(2)
The loan has three one-year extension options for a fully extended maturity date of May 2026.
(3)
Loan has a one-year extension option.

Additionally, we have three loans, with an aggregate principal balance of $151.4 million at our share as of December 31, 2022, secured by Alamance Crossing East, WestGate Mall and West County Center that are past their maturity dates. The Company is in discussion with the lenders for the loans secured by Alamance Crossing East and WestGate Mall for foreclosure actions and is in discussion with the lender regarding restructuring or refinancing the loan secured by West County Center.

The weighted-average remaining term of our total share of consolidated and unconsolidated debt, excluding debt discounts and deferred financing costs, was 2.4 years and 3.3 years at December 31, 2022 and December 31, 2021, respectively. The weighted-average remaining term of our pro rata share of fixed-rate debt, excluding debt discounts and deferred financing costs, was 2.3 years and 3.2 years at December 31, 2022 and December 31, 2021, respectively.

As of December 31, 2022, our pro rata share of consolidated and unconsolidated variable-rate debt, excluding debt discounts and deferred financing costs, represented 41.0% of our total pro rata share of debt, excluding debt discounts and deferred financing costs. As of December 31, 2021, our pro rata share of consolidated and unconsolidated variable-rate debt, excluding debt discounts and deferred financing costs, represented 32.8% of our total pro rata share of debt, excluding debt discounts and deferred financing costs.

See Note 7 and Note 8 to the consolidated financial statements for additional information concerning the amount and terms of our outstanding indebtedness as of December 31, 2022.

Equity

We paid common stock dividends of $0.25 per share in each of the second, third and fourth quarters of 2022. Additionally, our board of directors declared a special dividend of $2.20 per share of common stock, which was paid in cash on January 18, 2023, to stockholders of record as of the close of business on December 12, 2022. The decision to declare and pay dividends on any outstanding shares of our common stock, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors and will depend on our earnings, taxable income, FFO, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our then-current indebtedness, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, Delaware law and such other factors as our board of directors deems relevant. Any dividends payable will be determined by our board of directors based upon the circumstances at the time of declaration. For additional information, see discussion presented under the subheading “Dividends” in Note 9 of this report. Our actual results of operations will be affected by a number of factors, including the revenues received from our properties, our operating expenses, interest expense, capital expenditures and the ability of the anchors and tenants at our properties to meet their obligations for payment of rents and tenant reimbursements. Subsequent to December 31, 2022, our board of directors declared a $0.375 per share regular quarterly dividend for the first quarter of 2023. See Note 20 for additional information.

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

As a publicly traded company, we previously accessed capital through both the public equity and debt markets. We had a shelf registration statement on Form S-3 on file with the SEC that expired in July 2021. Until we regain Form S-3 eligibility, we will be required to use a registration statement on Form S-11 to register securities with the SEC. We intend to regain eligibility to use Form S-3 as soon as is practicable; however, we cannot provide any assurance that we will be able to regain eligibility.

Capital Expenditures

The following table, which excludes expenditures for developments and expansions, summarizes capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the Successor year ended December 31, 2022, the Successor period from November 1, 2021 through December 31, 2021 and the Predecessor period from January 1, 2021 through October 31, 2021 (in thousands):

	Successor		Predecessor
	Year Ended December 31,	For the Period November 1, through December 31,	For the Period January 1, through October 31,
	2022	2021	2021
Tenant allowances	$19,885	$1,013	$10,639

Deferred maintenance:
Parking area and parking area lighting	5,528	198	1,038
Roof replacements	1,048	1,066	1,103
Other capital expenditures	10,839	1,955	4,636
Total deferred maintenance	17,415	3,219	6,777

Capitalized overhead	1,599	148	726

Capitalized interest	618	221	133

Total capital expenditures	$39,517	$4,601	$18,275

Annual capital expenditures budgets are prepared for each of our properties that are intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, will provide the necessary funding for these expenditures.

Developments and Redevelopments

Developments Completed During the Year Ended December 31, 2022

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2022 Cost	Opening Date	Initial Unleveraged Yield
Outparcel Developments:
Kirkwood Mall - Five Guys, Blaze Pizza, Thrifty White, Pancheros, Chick-fil-A	Bismarck, ND	100%	15,275	$7,976	$6,878	$2,520	Q2 '22	8.9%

Redevelopments:
Dakota Square Herberger's - Five Below	Minot, ND	100%	9,502	1,834	1,995	1,995	Q4 '22	8.7%

Total Properties Completed			24,777	$9,810	$8,873	$4,515

(1)
Total Cost is presented net of reimbursements to be received. Represents total cost incurred by the Predecessor and the Successor.
(2)
Cost to Date does not reflect reimbursements until they are received. Represents total cost to date incurred by the Predecessor and the Successor.

Properties under Development at December 31, 2022

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2022 Cost	Expected Opening Date	Initial Unleveraged Yield
Outparcel Development:
Mayfaire Town Center - hotel development	Wilmington, NC	49%	83,021	$15,435	$-	$-	Spring '24	11.0%

Redevelopments:
The Terrace - Nordstrom Rack (former Staples)	Chattanooga, TN	92%	24,155	2,527	1,622	1,622	Spring '23	13.0%
York Town Center - Burlington (former Bed Bath & Beyond)	York, PA	50%	28,000	1,247	987	987	Spring '23	18.5%
			52,155	3,774	2,609	2,609

Total Properties Under Development			135,176	$19,209	$2,609	$2,609

(1)
Total Cost is presented net of reimbursements to be received. Represents total cost incurred by the Predecessor and the Successor.
(2)
Cost to Date does not reflect reimbursements until they are received. Represents total cost to date incurred by the Predecessor and the Successor.

We are continually pursuing new redevelopment opportunities and have projects in various stages of pre-development. Except for the projects presented above, we did not have any other material capital commitments as of December 31, 2022.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that are reasonably likely to occur could materially impact the financial statements. Management believes that the following critical accounting policies discussed in this section reflect its more significant estimates and assumptions used in preparation of the consolidated financial statements. We have reviewed these critical accounting estimates and related disclosures with the audit committee of our board of directors. See Note 2 of the consolidated financial statements, included in Item 8 of this Annual Report on Form 10-K for a discussion of our significant accounting policies.

Application of Fresh Start Accounting

As described in Note 19 to the consolidated financial statements, we applied Financial Accounting Standards Board (“FASB”) ASC 852 in preparing the consolidated financial statements. For periods subsequent to the filing of the Chapter 11 Cases and before emergence, ASC 852 requires distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business. Upon the effectiveness of the Plan and the emergence of the Debtors from the Chapter 11 Cases, the Company determined it qualified for fresh start accounting under ASC 852, which resulted in the Company becoming a new entity for financial reporting purposes on the Effective Date. We elected to apply fresh start accounting using a convenience date of October 31, 2021. We evaluated and concluded that the events on November 1, 2021 were not material to our financial reporting on both a quantitative and qualitative basis.

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

Real Estate Assets

In developing the fair value estimates for the portfolio of our retail properties, all three traditional approaches to valuation were considered including the income approach, the sales comparison (market) approach and the cost approach. These valuation approaches have long been recognized as acceptable in the appropriate circumstances and in valuations of this type. Accordingly, all applicable properties were identified, investigated and examined by the valuation provider along with all intangible assets and liabilities associated with our properties. Furthermore, the valuation provider estimated the fair values and remaining useful lives ("RUL") of the related intangible assets and liabilities at the property-level, as applicable. In most cases, our properties included the following intangible assets/liabilities:

·
Above/below-market leases
·
In-place leases
·
Avoided lease origination costs (leasing commissions, tenant improvements, etc.)
·
Property-level debt

For the valuation of the tangible assets of each property, all pertinent information such as blueprints and drawings, property tax statements, prior appraisals and cost segregation reports were utilized. In terms of methodology, our properties were valued via the income approach in order to estimate building values. Separate values for the underlying land and site improvements were developed via the cost approach. As part of the allocation process, the fair value of the following tangible components was estimated:

·
Land
·
Building(s)
·
Site Improvements

Investment in Unconsolidated Affiliates

The fair value of our investment in unconsolidated affiliates for fresh start accounting was determined by valuing the underlying real estate assets associated with each unconsolidated joint venture in the same manner as all real estate assets, described above. We then calculated the net asset or liability value of each joint venture by applying the net working capital balance to the fair value of the real estate assets and the amount outstanding under any associated mortgage notes. The percentage of ownership interest in each joint venture was applied to the net asset or liability value which resulted in the fair value of each unconsolidated affiliate. See Note 2 for further information related to the equity method of accounting.

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

We review current economic considerations each reporting period, including the effects of tenant bankruptcies. Additionally, our assessment also takes into consideration the type of tenant and current discussions with the tenants regarding matters such as billing disputes, lease negotiations and executed deferrals or abatements, as well as recent rent payment and credit history. Evaluating and estimating uncollectable lease payments and related receivables requires a significant amount of judgment by management and is based on the best information available to management at the time of evaluation.

Carrying Value of Long-Lived Assets

We monitor events or changes in circumstances that could indicate the carrying value of a long-lived asset may not be recoverable. We use significant judgement in assessing events or circumstances which might indicate impairment, including but not limited to, changes in our intent to hold a long-lived asset over its previously estimated useful life. Changes in our intent to hold a long-lived asset have a significant impact on the estimated undiscounted cash flows expected to result from the use and eventual disposition of a long-lived asset and whether a potential impairment loss shall be measured. When indicators of potential impairment are present that suggest that the carrying amounts of a long-lived asset may not be recoverable, we assess the recoverability of the asset by determining whether the asset’s carrying value will be recovered through the estimated undiscounted future cash flows expected from our use and its eventual disposition. In the event that such undiscounted future cash flows do not exceed the carrying value, we adjust the carrying value of the long-lived asset to its estimated fair value and recognize an impairment loss. The estimated fair value is calculated based on the following information, in order of preference, depending upon availability: (Level 1) recently quoted market prices, (Level 2) market prices for comparable properties, or (Level 3) the present value of future cash flows, including estimated salvage value. Certain of our long-lived assets may be carried at more than an amount that could be realized in a current disposition transaction. We estimate future operating cash flows, the terminal capitalization rate and the discount rate, among other factors. As these assumptions are subject to economic and market uncertainties, they are difficult to predict and are subject to future events that may alter the assumptions used or management’s estimates of future possible outcomes. Therefore, the future cash flows estimated in our impairment analyses may not be achieved.

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

Non-GAAP Measures

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

We believe FFO allocable to Operating Partnership common unitholders is a useful performance measure since we conduct substantially all our business through our Operating Partnership and, therefore, it reflects the performance of our properties in absolute terms regardless of the ratio of ownership interests of our common shareholders and the noncontrolling interest in our Operating Partnership.

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

The reconciliation of net loss attributable to common shareholders to FFO allocable to Operating Partnership common unitholders is as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31,	For the Period November 1, through December 31,	For the Period January 1, through October 31,	Year Ended December 31,
	2022	2021	2021	2020
Net loss attributable to common shareholders	$(96,019)	$(151,545)	$(470,627)	$(332,494)
Noncontrolling interest in loss of Operating Partnership	(34)	—	(2,473)	(19,762)
Dividends allocable to unvested restricted stock	2,537	—	—	—
Depreciation and amortization expense of:
Consolidated properties	256,310	49,504	158,574	215,030
Unconsolidated affiliates	20,813	9,847	45,126	56,734
Non-real estate assets	(1,050)	(132)	(1,593)	(3,056)
Noncontrolling interests' share of depreciation and amortization in other consolidated subsidiaries	(3,498)	(622)	(1,901)	(3,638)
Loss on impairment, net of taxes and noncontrolling interests' share	186	—	136,046	195,336
(Gain) loss on depreciable property, net of taxes	(629)	(20)	(7,890)	25
FFO allocable to Operating Partnership common unitholders	178,616	(92,968)	(144,738)	108,175
Debt discount accretion, net of noncontrolling interests' share (1)	176,055	184,637	—	—
Adjustment for unconsolidated affiliates with negative investment (2)	(37,645)	(4,574)	—	—
Senior secured notes fair value adjustment (3)	(395)	395	—	—
Prepetition charges (4)	—	—	—	23,883
Litigation settlement (5)	(304)	(118)	(932)	(7,855)
Non-cash default interest expense (6)	(28,953)	(6,471)	35,072	13,096
Gain on deconsolidation (7)	(36,250)	(19,126)	(55,131)	—
Loss on available-for-sale securities	39	—	—	—
Reorganization items, net of noncontrolling interests' share (8)	(298)	1,403	452,378	35,977
Gain on extinguishment of debt (9)	(7,344)	—	—	(32,521)
FFO allocable to Operating Partnership common unitholders, as adjusted	$243,521	$63,178	$286,649	$140,755

(1)
In conjunction with fresh start accounting upon emergence from bankruptcy, we recognized debt discounts equal to the difference between the outstanding balance of mortgage notes payable and the estimated fair value of such mortgage notes payable. The debt discounts are accreted as additional interest expense over the terms of the respective mortgage notes payable using the effective interest method.
(2)
Represents our share of the earnings (losses) before depreciation and amortization expense of unconsolidated affiliates where we are not recognizing equity in earnings (losses) because our investment in the unconsolidated affiliate is below zero.
(3)
Represents the fair value adjustment recorded on the Secured Notes as interest expense.
(4)
For the Predecessor year ended December 31, 2020, represents professional fees related to our negotiations with the administrative agent and lenders under the secured credit facility and certain holders of the Predecessor Company’s senior unsecured notes regarding a restructure of such indebtedness prior to our bankruptcy filing.
(5)
Represents a credit to litigation settlement expense in each Successor and Predecessor period related to claim amounts that were released pursuant to the terms of the settlement agreement related to the settlement of a class action lawsuit.
(6)
The Successor year ended December 31, 2022 and the Successor period from November 1, 2021 through December 31, 2021 includes the reversal of default interest expense when waivers or forbearance agreements were obtained, as well as default interest on loans past their maturity. The Predecessor period from January 1, 2021 through October 31, 2021 includes default interest expense related to loans secured by properties that were in default prior to the Company filing bankruptcy, as well as loans secured by properties that were in default due to the Company filing bankruptcy. The Predecessor year ended December 31, 2020 includes default interest expense related to loans secured by properties that were in default prior to our bankruptcy filing, as well as loans secured by properties that were in default due to our bankruptcy filing.
(7)
For the Successor year ended December 31, 2022, the Successor Company deconsolidated Greenbrier Mall due to a loss of control when the property was placed into receivership in connection with the foreclosure process. For the Successor period from November 1, 2021 through December 31, 2021, the Successor Company deconsolidated EastGate Mall due to a loss of control when the property was placed into receivership in connection with the foreclosure process. For the Predecessor period from January 1, 2021 through October 31, 2021, the Predecessor Company deconsolidated Asheville Mall and Park Plaza due to a loss of control when the properties were placed into receivership in connection with the foreclosure process.
(8)
For the Successor year ended December 31, 2022 and the Successor period from November 1, 2021 through December 31, 2021, reorganization items, net, represents costs incurred subsequent to our bankruptcy filing associated with our reorganization efforts, which consists of professional fees, legal fees, retention bonuses and U.S. Trustee fees expensed in accordance with ASC 852. For the Predecessor period from January 1, 2021 through October 31, 2021 reorganization items represent adjustments related to the fair value of the Successor Company, adjustments related to the write off of the Predecessor Company’s debt and the issuance of new debt of the Successor Company, as well as costs incurred subsequent to our bankruptcy filing associated with our reorganization efforts, which consists of professional fees, legal fees, retention bonuses and U.S. Trustee fees. For the Predecessor year ended December 31, 2020, reorganization items represent costs incurred subsequent to our bankruptcy filing associated with our reorganization efforts, which consists of professional fees, legal fees, retention bonuses, U.S. Trustee fees and unamortized deferred financing costs and debt discounts expensed in accordance with ASC 852.
(9)
The Successor year ended December 31, 2022 includes a gain on extinguishment of debt related to the loan secured by The Outlet Shoppes at Gettysburg, which was modified and the modification was accounted for as an extinguishment for accounting purposes. The Predecessor year ended December 31, 2020 includes a gain on extinguishment of debt related to the non-recourse loans secured by Burnsville Center and Hickory Point Mall, which were conveyed to the lender.

FFO of the Operating Partnership for the Successor year ended December 31, 2022 was $178.6 million. FFO of the Operating Partnership for the Successor period from November 1, 2021 through December 31, 2021 was a loss of $93.0 million. FFO of the Operating Partnership for the Predecessor period from January 1, 2021 through October 31, 2021 was a loss of $144.7 million. Excluding the adjustments noted above, FFO of the Operating Partnership, as adjusted, for the Successor year ended December 31, 2022 was $243.5 million. Excluding the adjustments noted above, FFO of the Operating Partnership, as adjusted, for the Successor period from November 1, 2021 through December 31, 2021 was $63.2 million. Excluding the adjustments noted above, FFO of the Operating Partnership, as adjusted, for the Predecessor period from January 1, 2021 through October 31, 2021 was $286.6 million. For the Successor year ended December 31, 2022, FFO of the Operating Partnership and FFO of the Operating Partnership, as adjusted, include the recognition of interest expense of $75.0 million by the Successor on the secured term loan, the exchangeable notes, the secured notes and the new loans entered into in 2022 that are secured by certain of our open-air centers and outparcels. Additionally, for the Successor year ended December 31, 2022, FFO of the Operating Partnership and FFO of the Operating Partnership, as adjusted, reflect higher general and administrative expenses and property operating expenses due to higher compensation and share-based compensation expenses as we returned to normal operations and compensation practices following our emergence from bankruptcy and increases in utility rates across our properties and the impact of wage inflation on third party contracts and services, respectively. The Predecessor did not recognize interest expense on the senior unsecured notes and the secured credit facility due to the bankruptcy filing.

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

Interest Rate Risk

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at December 31, 2022, a 0.5% increase or decrease in interest rates on variable rate debt would increase or decrease annual cash flows by approximately $5.6 million.

Based on our proportionate share of total consolidated and unconsolidated debt at December 31, 2022, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $14.8 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $9.6 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Financial Statements and Schedules contained in Item 15 on page 72.

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

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company assessed the effectiveness of its internal control over financial reporting, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that, as of December 31, 2022, the Company maintained effective internal control over financial reporting, as stated in its report which is included herein.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that, as of December 31, 2022, the Company maintained effective internal control over financial reporting.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the Company's internal control over financial reporting as of December 31, 2022, as stated in their report which is included below.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of CBL & Associates Properties, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of CBL & Associates Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 1, 2023, expressed an unqualified opinion on those financial statements.

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

March 1, 2023

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference to the sections entitled “ELECTION OF DIRECTORS–General,” “ELECTION OF DIRECTORS-Delaware Lawsuit Concerning 2022 Annual Meeting Record Date,” “ELECTION OF DIRECTORS–Director Nominees," "ELECTION OF DIRECTORS–Additional Executive Officers,” “CORPORATE GOVERNANCE MATTERS–Code of Business Conduct and Ethics,” “CORPORATE GOVERNANCE MATTERS–Board of Directors’ Meetings and Committees – The Audit Committee,” and “Delinquent Section 16(a) Reports” in our definitive proxy statement which will be filed with the SEC within 120 days of December 31, 2022, with respect to our Annual Meeting of Stockholders to be held on May 24, 2023.

Our board of directors has determined that each of Marjorie L. Bowen, David J. Contis and Robert G. Gifford, each, an independent director and member of the audit committee, qualifies as an “audit committee financial expert” as such term is defined by the rules of the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to the sections entitled “DIRECTOR COMPENSATION,” “EXECUTIVE COMPENSATION,” “REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement which will be filed with the SEC within 120 days of December 31, 2022, with respect to our Annual Meeting of Stockholders to be held on May 24, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to the sections entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “Equity Compensation Plan Information as of December 31, 2022”, in our definitive proxy statement which will be filed with the SEC within 120 days of December 31, 2022, with respect to our Annual Meeting of Stockholders to be held on May 24, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to the sections entitled “CORPORATE GOVERNANCE MATTERS–Director Independence” and “CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS”, in our definitive proxy statement which will be filed with the SEC within 120 days of December 31, 2022, with respect to our Annual Meeting of Stockholders to be held on May 24, 2023.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to the section entitled “Independent Registered Public Accountants’ Fees and Services” under “RATIFICATION OF THE SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS” in our definitive proxy statement which will be filed with the SEC within 120 days of December 31, 2022, with respect to our Annual Meeting of Stockholders to be held on May 24, 2023.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)	Consolidated Financial Statements	Page Number

	Report of Independent Registered Public Accounting Firm	73

	PCAOB ID: 34

	Consolidated Balance Sheets as of December 31, 2022 and 2021	75

	Consolidated Statements of Operations for the Year Ended December 31, 2022 and for the Period November 1, 2021 through December 31, 2021 (Successor); and for the Period January 1, 2021 through October 31, 2021 and for the Year Ended December 31, 2020 (Predecessor)	76

	Consolidated Statements of Comprehensive Loss for the Year Ended December 31, 2022 and for the Period November 1, 2021 through December 31, 2021 (Successor); and for the Period January 1, 2021 through October 31, 2021 and for the Year Ended December 31, 2020 (Predecessor)	77
	Consolidated Statements of Equity for the Year Ended December 31, 2022, and for the Period November 1, 2021 through December 31, 2021 (Successor); and for the Period January 1, 2021 through October 31, 2021 and for the Year Ended December 31, 2020, (Predecessor)	78

	Consolidated Statements of Cash Flows for the Year Ended December 31, 2022 and for the Period November 1, 2021 through December 31, 2021 (Successor); and for the Period January 1, 2021 through October 31, 2021 and the Year Ended December 31, 2020, (Predecessor)	80

	Notes to Consolidated Financial Statements	81

(2)	Consolidated Financial Statement Schedules

	Schedule III Real Estate and Accumulated Depreciation	127

	Schedule IV Mortgage Loans on Real Estate	132

Financial statement schedules not listed herein are either not required or are not present in amounts sufficient to require submission of the schedule or the information required to be included therein is included in our consolidated financial statements in Item 15 or are reported elsewhere.

(3)	Exhibits
	The Exhibit Index preceding the Signature pages to this report is incorporated by reference into this Item 15(a)(3).	133

ITEM 16. FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of CBL & Associates Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CBL & Associates Properties, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, equity, and cash flows, for the year ended December 31, 2022 and the two months ended December 31, 2021 (Successor Company operations), the ten months ended October 31, 2021, and for the year ended December 31, 2020 (Predecessor Company operations) and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the Successor Company financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the two months ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Further in our opinion, the Predecessor Company financial statements present fairly, in all material respects, the results of its operations and its cash flows for the ten months ended October 31, 2021, and for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

Fresh-Start Accounting

As discussed in Note 18 to the financial statements, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective on November 1, 2021. Accordingly, the accompanying financial statements have been prepared in conformity with FASB Accounting Standards Codification 852, Reorganizations, for the Successor Company as a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods as described in Note 19 to the financial statements.

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

Real Estate Assets – Change in Management’s Intent — Refer to Note 2 to the financial statements

Critical Audit Matter Description

As of December 31, 2022, the Company owned controlling interests in 68 regional malls/open-air and lifestyle and outlet centers and 4 other properties and had a total net investment in real estate assets of $1.7 billion. The Company performs an impairment analysis on these long-lived assets if events or changes in circumstances indicate that the carrying value of any of its long-lived assets may not be recoverable. The Company uses significant judgement in assessing events or circumstances which might indicate impairment, including but not limited to, changes in management’s intent to hold a long-lived asset over its previously estimated useful life. Changes in management’s intent to hold a long-lived asset has a significant impact on the estimated undiscounted cash flows expected to result from the use and eventual disposition of a long-lived asset and whether a potential impairment loss shall be measured.

The Company’s use of judgement in the determination of its current intentions with respect to its long-lived assets as part of their impairment indicator assessment is subjective and requires judgment. Because of this, auditing these judgements required a high degree of auditor judgment and extensive auditor effort, especially given the inherent unpredictability involved in the timing of a sale or other disposition significantly before the end of its previously estimated useful life.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to changes in management’s intent with respect to its long-lived assets included the following, among others:

•
We tested the effectiveness of internal controls over management’s identification of possible indicators of impairment, including controls over the more likely than not determination of changes in management’s intentions related to its long-lived assets.
•
We evaluated the reasonableness of management’s assertions regarding its intentions to hold and operate its long-lived assets over its previously estimated useful lives by performing the following:
o
Inquired of Company personnel responsible for real estate investment strategy to determine if management’s intent regarding its long-lived assets had changed;
o
Inspected minutes of executive committee and board of directors meetings to identify if any long-lived assets had been identified for potential sale or disposition; and
o
Evaluated the reasonableness of management’s plan for its long-lived assets with near-term debt maturities. Our evaluation of management’s plans for such long-lived assets included considering the operating results of identified long-lived assets, comparing the availability of the Company’s other available borrowings and liquid assets to the outstanding debt balance, and inquiring of management to understand the terms of any in process refinancing activities.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

March 1, 2023

We have served as the Company's auditor since 2002.

CBL & Associates Properties, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
ASSETS (1)	2022	2021
Real estate assets:
Land	$596,715	$599,283
Buildings and improvements	1,198,597	1,173,106
	1,795,312	1,772,389
Accumulated depreciation	(136,901)	(19,939)
	1,658,411	1,752,450
Developments in progress	5,576	16,665
Net investment in real estate assets	1,663,987	1,769,115
Cash and cash equivalents	44,718	169,554
Available-for-sale securities - at fair value (amortized cost of $293,476 and $149,999 as of December 31, 2022 and 2021, respectively)	292,422	149,996
Receivables:
Tenant	40,620	25,190
Other	3,876	4,793
Investments in unconsolidated affiliates	77,295	103,655
In-place leases, net	247,497	384,705
Above market leases, net	171,265	234,286
Intangible lease assets and other assets	136,563	104,685
	$2,678,243	$2,945,979
LIABILITIES AND EQUITY
Mortgage and other indebtedness, net	$2,000,186	$1,813,209
10% senior secured notes - at fair value (carrying amount of $395,000 as of December 31, 2021)	—	395,395
Below market leases, net	110,616	151,871
Accounts payable and accrued liabilities	200,312	184,404
Total liabilities (1)	2,311,114	2,544,879
Commitments and contingencies (Note 8 and Note 14)
Shareholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized, 31,780,109 and 20,774,716 issued and outstanding in 2022 and 2021, respectively	32	21
Additional paid-in capital	710,497	547,726
Accumulated other comprehensive loss	(1,054)	(3)
Accumulated deficit	(338,934)	(151,545)
Total shareholders' equity	370,541	396,199
Noncontrolling interests	(3,412)	4,901
Total equity	367,129	401,100
	$2,678,243	$2,945,979
(1)
As of December 31, 2022, includes $195,034 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $202,901 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. See Note 10.

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Successor		Predecessor
	Year Ended December 31,	Period from November 1, through December 31,	Period from January 1, through October 31,	Year Ended December 31,
	2022	2021	2021	2020
REVENUES:
Rental revenues	$542,247	$103,252	$450,922	$554,064
Management, development and leasing fees	7,158	1,500	5,642	6,800
Other	13,606	4,094	11,465	14,997
Total revenues	563,011	108,846	468,029	575,861
EXPENSES:
Property operating	(92,126)	(15,258)	(72,735)	(84,061)
Depreciation and amortization	(256,310)	(49,504)	(158,574)	(215,030)
Real estate taxes	(57,119)	(9,598)	(50,787)	(69,686)
Maintenance and repairs	(42,485)	(7,581)	(32,487)	(34,132)
General and administrative	(67,215)	(9,175)	(43,160)	(53,425)
Loss on impairment	(252)	—	(146,781)	(213,358)
Litigation settlement	304	118	932	7,855
Prepetition charges	—	—	—	(23,883)
Other	(834)	(3)	(745)	(953)
Total expenses	(516,037)	(91,001)	(504,337)	(686,673)
OTHER INCOME (EXPENSES):
Interest and other income	4,938	510	2,055	6,396
Interest expense	(217,342)	(195,488)	(72,415)	(200,663)
Gain on extinguishment of debt	7,344	—	—	32,521
Gain on deconsolidation	36,250	19,126	55,131	—
Loss on available-for-sale securities	(39)	—	—	—
Gain (loss) on sales of real estate assets	5,345	(3)	12,187	4,696
Reorganization items, net	298	(1,403)	(435,162)	(35,977)
Income tax (provision) benefit	(3,079)	5,885	(1,078)	(16,836)
Equity in earnings (losses) of unconsolidated affiliates	19,796	797	(10,823)	(14,854)
Total other expenses	(146,489)	(170,576)	(450,105)	(224,717)
Net loss	(99,515)	(152,731)	(486,413)	(335,529)
Net loss attributable to noncontrolling interests in:
Operating Partnership	34	—	2,473	19,762
Other consolidated subsidiaries	5,999	1,186	13,313	20,683
Net loss attributable to the Company	(93,482)	(151,545)	(470,627)	(295,084)
Preferred dividends undeclared	—	—	—	(37,410)
Dividends allocable to unvested restricted stock	(2,537)	—	—	—
Net loss attributable to common shareholders	$(96,019)	$(151,545)	$(470,627)	$(332,494)
Basic and diluted per share data attributable to common shareholders:
Net loss attributable to common shareholders	$(3.20)	$(7.50)	$(2.39)	$(1.75)
Weighted-average common and potential dilutive common shares outstanding	30,046	20,208	196,591	190,277

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands, except per share amounts)

	Successor		Predecessor
	Year Ended December 31,	For the Period November 1, through December 31,	For the Period January 1, through October 31,	Year Ended December 31,
	2022	2021	2021	2020
Net loss	$(99,515)	$(152,731)	$(486,413)	$(335,529)

Other comprehensive gain (loss):
Unrealized (loss) gain on available-for-sale securities	(1,051)	(3)	(18)	18

Comprehensive loss	(100,566)	(152,734)	(486,431)	(335,511)
Comprehensive loss attributable to noncontrolling interests in:
Operating Partnership	34	—	2,473	19,762
Other consolidated subsidiaries	5,999	1,186	13,313	20,683
Comprehensive loss attributable to the Company	$(94,533)	$(151,548)	$(470,645)	$(295,066)
Dividends allocable to unvested restricted stock	(2,537)	—	—	—
Comprehensive loss attributable to common shareholders	$(97,070)	$(151,548)	$(470,645)	$(295,066)

CBL & Associates Properties, Inc.

Consolidated Statements of Equity

(in thousands, except share data)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2019 (Predecessor)	$2,160	$25	$1,741	$1,965,897	$—	$(1,161,351)	$806,312	$55,553	$861,865
Net loss	(2,727)	—	—	—	—	(295,084)	(295,084)	(37,718)	(332,802)
Other comprehensive income	—	—	—	—	18	—	18	—	18
Conversion of 20,956,110 Partnership common units	—	—	210	20,953	—	—	21,163	(21,163)	—
Issuance of 1,639,236 shares of common stock and restricted common stock	—	—	16	522	—	—	538	—	538
Cancellation of 140,540 shares of restricted common stock	—	—	(1)	(115)	—	—	(116)	—	(116)
Amortization of deferred compensation	—	—	—	1,769	—	—	1,769	—	1,769
Performance stock units	—	—	—	3,548	—	—	3,548	—	3,548
Adjustment for noncontrolling interests	302	—	—	(6,305)	—	—	(6,305)	6,002	(303)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(912)	(912)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	692	692
Balance, December 31, 2020 (Predecessor)	(265)	25	1,966	1,986,269	18	(1,456,435)	531,843	2,454	534,297
Net loss	(773)	—	—	—	—	(470,627)	(470,627)	(15,013)	(485,640)
Other comprehensive loss	—	—	—	—	(18)	—	(18)	—	(18)
Cancellation of 138,518 shares of restricted stock	—	—	(1)	(30)	—	—	(31)	—	(31)
Conversion of 1,193,978 Operating Partnership common units into shares of common stock	—	—	12	194	—	—	206	(206)	—
Amortization of deferred compensation	—	—	—	896	—	—	896	—	896
Performance stock units	—	—	—	311	—	—	311	—	311
Adjustment for noncontrolling interests	6	—	—	(871)	—	—	(871)	865	(6)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	(1,454)	(1,454)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	298	298
Cancellation of 201,549,255 shares of Predecessor equity	1,032	(25)	(1,977)	(1,986,769)	—	1,927,062	(61,709)	1,645	(60,064)
Fresh start accounting adjustments to noncontrolling interest	—	—	—	—	—	—	—	17,216	17,216
Issuance of 17,800,000 shares of Successor equity to noteholders and holders of unsecured claims	—	—	18	487,462	—	—	487,480	—	487,480
Issuance of 2,200,000 shares of Successor Equity to Predecessor shareholders and common unit holders	—	—	2	59,966	—	—	59,968	282	60,250
Balance, October 31, 2021 (Predecessor)	—	—	20	547,428	—	—	547,448	6,087	553,535

Balance, November 1, 2021 (Successor)	—	—	20	547,428	—	—	547,448	6,087	553,535
Net loss	—	—	—	—	—	(151,545)	(151,545)	(1,186)	(152,731)
Other comprehensive loss	—	—	—	—	(3)	—	(3)	—	(3)
Amortization of deferred compensation	—	—	—	299	—	—	299	—	299
Issuance of 784,999 shares of restricted common stock	—	—	1	(1)	—	—	—	—	—
Balance, December 31, 2021 (Successor)	$—	$—	$21	$547,726	$(3)	$(151,545)	$396,199	$4,901	$401,100

CBL & Associates Properties, Inc.

Consolidated Statements of Equity

(Continued)

(in thousands, except share data)

	Equity
	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2021 (Successor)	$21	$547,726	$(3)	$(151,545)	$396,199	$4,901	$401,100
Net loss	—	—	—	(93,482)	(93,482)	(6,033)	(99,515)
Other comprehensive loss	—	—	(1,051)	—	(1,051)	—	(1,051)
Dividends declared - common stock	—	—	—	(93,907)	(93,907)	—	(93,907)
Issuance of 115,884 shares of restricted common stock	—	—	—	—	—	—	—
Adjustment for noncontrolling interests	—	100	—	—	100	(100)	—
Contributions from noncontrolling interests	—	—	—	—	—	589	589
Distributions to noncontrolling interests	—	—	—	—	—	(2,769)	(2,769)
Cancellation of 93,286 shares of restricted common stock	—	(1,741)	—	—	(1,741)	—	(1,741)
Amortization of deferred compensation	—	7,400	—	—	7,400	—	7,400
Compensation expense related to performance stock units	—	4,485	—	—	4,485	—	4,485
Conversion of exchangeable notes into 10,982,795 shares of common stock	11	152,527	—	—	152,538	—	152,538
Balance, December 31, 2022 (Successor)	$32	$710,497	$(1,054)	$(338,934)	$370,541	$(3,412)	$367,129

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Successor		Predecessor
	Year Ended December 31,	For the Period November 1, through December 31,	For the Period January 1, through October 31,	Year Ended December 31,
	2022	2021	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(99,515)	$(152,731)	$(486,413)	$(335,529)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	256,310	49,504	158,574	215,030
Net amortization of deferred financing costs, discounts and premiums on available-for-sale securities and debt discounts	117,489	174,439	1,877	8,764
Reorganization items (non-cash)	—	—	256,433	25,294
Net amortization of intangible lease assets and liabilities	20,798	3,346	659	(574)
(Gain) loss on sales of real estate assets	(5,345)	3	(12,187)	(4,696)
Gain on insurance proceeds	(687)	(433)	—	(1,644)
Gain on deconsolidation	(36,250)	(19,126)	(55,131)	—
Loss on available-for-sale securities	39	—	—	—
Write-off of development projects	834	3	745	952
Share-based compensation expense	11,885	282	1,186	5,819
Loss on impairment	252	—	146,781	213,358
Gain on extinguishment of debt	(7,344)	—	—	(32,521)
Equity in (earnings) losses of unconsolidated affiliates	(19,796)	(797)	10,823	14,854
Distributions of earnings from unconsolidated affiliates	23,905	2,247	16,358	10,093
Change in estimate of uncollectable revenues	(4,463)	1,008	5,692	49,329
Change in deferred tax accounts	1,128	(10,853)	—	14,558
Changes in:
Tenant and other receivables	(10,494)	(4,574)	25,707	(75,109)
Other assets	(355)	1,120	368	(10,070)
Accounts payable and accrued liabilities	(40,157)	13,611	35,587	35,457
Net cash provided by operating activities	208,234	57,049	107,059	133,365
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(39,064)	(5,455)	(26,168)	(53,453)
Acquisitions of real estate assets	(5,766)	—	—	—
Proceeds from sales of real estate assets	9,633	—	33,265	7,817
Purchases of available-for-sale securities	(741,042)	(449,986)	(787,746)	(235,182)
Proceeds from disposal of investments	—	7,103	—	—
Redemptions of available-for-sale securities	600,697	299,988	1,019,735	—
Proceeds from insurance	743	—	1,064	988
Payments received on mortgage and other notes receivable	74	13	840	1,095
Additional investments in and advances to unconsolidated affiliates	(3,269)	(1,126)	327	(11,024)
Distributions in excess of equity in earnings of unconsolidated affiliates	25,547	10,758	10,689	10,625
Changes in other assets	(4,238)	(311)	(4,512)	(1,263)
Net cash (used in) provided by investing activities	(156,685)	(139,016)	247,494	(280,397)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	425,000	—	50,041	365,246
Principal payments on mortgage and other indebtedness	(524,171)	(11,690)	(194,283)	(154,658)
Additions to deferred financing costs	(18,834)	(427)	(1,684)	(590)
Proceeds from issuances of common stock	—	—	—	5
Contributions from noncontrolling interests	589	—	298	692
Payment of tax withholdings for restricted stock awards	(1,740)	—	(11)	(87)
Distributions to noncontrolling interests	(2,769)	—	(354)	(912)
Dividends paid to common shareholders	(23,873)	—	—	—
Net cash (used in) provided by financing activities	(145,798)	(12,117)	(145,993)	209,696
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(94,249)	(94,084)	208,560	62,664
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	236,198	330,282	121,722	59,058
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$141,949	$236,198	$330,282	$121,722
Reconciliation from consolidated statements of cash flows to consolidated balance sheets:
Cash and cash equivalents	$44,718	$169,554	$260,207	$61,781
Restricted cash (1):
Restricted cash	58,182	33,012	33,876	37,320
Mortgage escrows	39,049	33,632	36,199	22,621
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$141,949	$236,198	$330,282	$121,722

SUPPLEMENTAL INFORMATION
Cash paid for interest, net of amounts capitalized	$124,149	$11,589	$43,176	$125,366
Cash paid for reorganization items	$6,532	$525	$178,944	$301
(1)
Included in intangible lease assets and other assets in the consolidated balance sheets

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and unit data)

NOTE 1. ORGANIZATION

CBL & Associates Properties, Inc. ("CBL"), a Delaware corporation, is a self-managed, self-administered, fully-integrated real estate investment trust ("REIT") that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, lifestyle centers, open-air centers, outlet centers, office buildings and other properties, including single-tenant and multi-tenant outparcels. Its properties are located in 22 states but are primarily in the southeastern and midwestern United States.

CBL conducts substantially all its business through CBL & Associates Limited Partnership (the "Operating Partnership"), which is a variable interest entity ("VIE"). The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a VIE. As of December 31, 2022, the Operating Partnership owned interests in the following properties:

	Malls (1)	Outlet Centers (1)	Lifestyle Centers (1)	Open-Air Centers (2)	Other (2)(3)	Total
Consolidated Properties	41	2	4	21	4	72
Unconsolidated Properties (4)	6	3	1	8	1	19
Total	47	5	5	29	5	91
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
(4)
The Operating Partnership accounts for these investments using the equity method.

The Malls, Outlet Centers, Lifestyle Centers, Open-Air Centers and Other are collectively referred to as the “properties” and individually as a “property.”

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At December 31, 2022, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 98.97% limited partner interest for a combined interest held by CBL of 99.97%. As of December 31, 2022, third parties owned a 0.03% limited partner interest in the Operating Partnership.

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

Fresh Start Accounting and Reorganizations

As discussed in Note 19, upon the Company’s emergence from the voluntary petitions filed (the “Chapter 11 Cases”) under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”), the Company adopted fresh start accounting, which resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes. As a result of the application of fresh start accounting and the effects of the implementation of the Plan (defined below), the consolidated financial statements after November 1, 2021 (the "Effective Date"), are not comparable with the consolidated financial statements on or before that date. The lack of comparability is emphasized by the use of a “black line” to separate the Predecessor (defined below) and Successor (defined below) periods in the consolidated financial statements and footnote tables. References to “Successor” or “Successor Company” relate to the financial position and results of operations of the Company after the Effective Date. References to "Predecessor" or "Predecessor Company" refer to the financial position and results of operations of the Company on or before the Effective Date. See Note 19 for additional information.

During the Predecessor period, the Company applied Accounting Standards Codification (“ASC”) 852 - Reorganizations (“ASC 852”) in preparing the consolidated financial statements. ASC 852 requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. In addition, the Company classified all expenses, gains and losses that were incurred as a result of the Chapter 11 proceedings since filing as “Reorganization items, net” in the consolidated statements of operations.

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

Accounting Guidance Not Yet Adopted
Description	Financial Statement Effect and Other Information
Accounting Standards Update ("ASU") 2020-04 and ASU 2022-06, Reference Rate Reform

On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. This ASU was effective as of March 12, 2020 through December 31, 2022. On December 21, 2022, the FASB issued ASU 2022-06 to defer the sunset date of ASC 848 until December 31, 2024. The Successor Company has not adopted any of the optional expedients or exceptions as of December 31, 2022. The Successor Company does not anticipate needing to adopt this guidance, but will continue to monitor its contracts and evaluate the possible adoption of any such expedients or exceptions during the effective period to determine the impact on its consolidated financial statements.

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

All real estate assets acquired prior to and after the Effective Date have been accounted for using the acquisition method of accounting and accordingly, the results of operations are included in the consolidated statements of operations from the respective dates of acquisition. The Company allocates the purchase price to (i) tangible assets, consisting of land, buildings and improvements, as if vacant, and tenant improvements, and (ii) identifiable intangible assets and liabilities, generally consisting of above-market leases, in-place leases and tenant relationships, which are included in intangible lease assets and other assets, and below-market leases, which are included in accounts payable and accrued liabilities. The Company uses estimates of fair value based on estimated cash flows, using appropriate discount rates, and other valuation techniques to allocate the purchase price to the acquired tangible and intangible assets. Liabilities assumed generally consist of mortgage debt on the real estate assets acquired. Assumed debt is recorded at its fair value based on estimated market interest rates at the date of acquisition. The Successor Company expects its future acquisitions will be accounted for as acquisitions of assets in which related transaction costs will be capitalized.

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

The Successor Company’s intangibles and their balance sheet classifications as of December 31, 2022 and 2021, respectively, are summarized as follows:

	December 31, 2022		December 31, 2021
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Above-market leases	$241,048	$(69,783)	$244,575	$(10,289)
In-place leases	396,515	(149,018)	412,683	(27,979)
Intangible lease assets and other assets:
Tenant relationships	2,523	(12)	86	—
Below-market leases	153,273	(42,657)	158,300	(6,429)

These intangibles are related to specific tenant leases. Should a termination occur earlier than the date indicated in the lease, the related unamortized intangible assets or liabilities, if any, related to the lease are recorded as expense or income, as applicable. The total net amortization expense of the above intangibles for the Successor Company for the year ended December 31, 2022 was $152,174. The total net amortization expense of the above intangibles for the Successor Company for the period from November 1, 2021 through December 21, 2021 was $32,164. The total net amortization expense of the above intangibles for the Predecessor Company for the period from January 1, 2021 through October 31, 2021 was $1,195. The total net amortization expense of the above intangibles for the Predecessor Company for the year ended December 31, 2020 was $1,460. The estimated total net amortization expense for the next five succeeding years is $104,015 in 2023, $69,814 in 2024, $46,481 in 2025, $29,913 in 2026 and $19,098 in 2027.

The Successor Company capitalized interest expense of $618 for the year ended December 31, 2022. The Successor Company capitalized interest expense of $216 during the period from November 1, 2021 through December 31, 2021. The Predecessor Company did not capitalize interest expense during the period from January 1, 2021 through October 31, 2021. Total interest expense capitalized during the Predecessor year ended December 31, 2020 was $1,640.

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

For the year ended December 31, 2022, there was a reversal of $4,463 related to uncollectable revenues, which includes the write-off of $102 for straight line rent receivables. For the period November 1, 2021 through December 31, 2021, the Successor Company recorded $1,008 associated with uncollectable revenues, which includes $1,717 for straight line rent receivables. For the period from January 1, 2021 through October 31, 2021 the Predecessor Company recorded $5,692 associated with uncollectable revenues, which includes $2,806 for straight line rent receivables. For the year ended December 31, 2020, the Predecessor Company recorded $48,240 associated with uncollectable revenues, which includes $5,603 for straight line rent receivables.

Carrying Value of Long-Lived Assets

The Company monitors events or changes in circumstances that could indicate the carrying value of a long-lived asset may not be recoverable. The Company uses significant judgement in assessing events or circumstances which might indicate impairment, including but not limited to, changes in management’s intent to hold a long-lived asset over its previously estimated useful life. Changes in management’s intent to hold a long-lived asset have a significant impact on the estimated undiscounted cash flows expected to result from the use and eventual disposition of a long-lived asset and whether a potential impairment loss shall be measured. When indicators of potential impairment are present that suggest that the carrying amounts of a long-lived asset may not be recoverable, the Company assesses the recoverability of the asset by determining whether the asset’s carrying value will be recovered through the estimated undiscounted future cash flows expected from the Company’s use and its eventual disposition. In the event that such undiscounted future cash flows do not exceed the carrying value, the Company adjusts the carrying value of the long-lived asset to its estimated fair value and recognizes an impairment loss. The estimated fair value is calculated based on the following information, in order of preference, depending upon availability: (Level 1) recently quoted market prices, (Level 2) market prices for comparable properties, or (Level 3) the present value of future cash flows, including estimated salvage value. Certain of the Company’s long-lived assets may be carried at more than an amount that could be realized in a current disposition transaction. The Company estimates future operating cash flows, the terminal capitalization rate and the discount rate, among other factors. As these assumptions are subject to economic and market uncertainties, they are difficult to predict and are subject to future events that may alter the assumptions used or management’s estimates of future possible outcomes. Therefore, the future cash flows estimated in the Company’s impairment analyses may not be achieved. See Note 15 for information related to the impairment of long-lived assets in 2022, 2021 and 2020.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents.

Restricted Cash

Restricted cash of $97,231 and $66,644 was included in intangible lease assets and other assets at December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, restricted cash was related to cash held in escrow accounts for insurance, real estate taxes, capital expenditures and tenant allowances as required by the terms of certain mortgage notes payable, as well as amounts related to cash management agreements with the Company’s lenders that are designated for debt service and operating expense obligations. As of December 31, 2022, restricted cash was also related to properties that secure the corporate term loan and the open-air centers and outparcels loan of which we may receive a portion via distributions semiannually and quarterly in accordance with the provisions of the term loan and the open-air centers and outparcels loan, respectively.

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

On a periodic basis, the Company assesses whether there are any indicators that the fair value of the Company's investments in unconsolidated affiliates may be impaired. An investment is impaired only if the Company’s estimate of the fair value of the investment is less than the carrying value of the investment and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. The Company's estimates of fair value for each investment are based on a number of assumptions that are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates, and operating costs. As these factors are difficult to predict and are subject to future events that may alter the Company’s assumptions, the fair values estimated in the impairment analyses may not be realized. No impairment charges were recorded for the Successor year ended December 31, 2022 and the Successor period from November 1, 2021 through December 31, 2021. No impairment charges were recorded for the Predecessor period from January 1, 2021 through October 31, 2021 and the Predecessor year ended December 31, 2020.

Deferred Financing Costs

During 2020, as a result of the Chapter 11 Cases, unamortized financing costs of $16,779 related to the Predecessor Company's secured credit facility and senior unsecured notes were charged to expense and were recorded as “Reorganization items, net” within the Predecessor Company’s consolidated statements of operations. Unamortized financing costs of $17,101 and $1,568 for the Successor Company were included in mortgage and other indebtedness, net, at December 31, 2022 and 2021, respectively. Deferred financing costs include fees and costs incurred to obtain financing and are amortized on a straight-line basis to interest expense over the terms of the related indebtedness. Amortization expense related to deferred financing costs for the Successor Company for the year ended December 31, 2022 and for the period November 1, 2021 through December 31, 2021 was $2,744 and $51, respectively. Amortization expense related to deferred financing costs for the Predecessor Company for the period from January 1, 2021 through October 31, 2021 and the year ended December 31, 2020 was $814 and $5,476, respectively. Accumulated amortization of deferred financing costs was $2,733 and $19 for the Successor Company as of December 31, 2022 and 2021, respectively. See Note 19 for information regarding unamortized financing costs that were charged to expense in connection with Fresh Start Accounting.

Revenue Recognition

See Note 3 and Note 4 for a description of the Company's revenue streams.

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

As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. For the year ended December 31, 2022, the Successor Company had state tax expense of $1,631. The Successor Company had state tax expense of $142 for the period from November 1, 2021 through December 31, 2021. State tax expense for the Predecessor Company was $2,992 during the period from January 1, 2021 through October 31, 2021. State tax expense for the Predecessor Company was $2,882 for the year ended December 31, 2020.

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

The Successor and Predecessor Company recorded an income tax (provision) benefit as follows:

	Successor		Predecessor
	Year Ended December 31,	For the Period November 1, through December 31,	For the Period January 1, through October 31,	Year Ended December 31,
	2022	2021	2021	2020
Current tax provision	$(1,951)	$(4,968)	$(1,078)	$(2,278)
Deferred tax (provision) benefit	(1,128)	10,853	—	(14,558)
Income tax (provision) benefit	$(3,079)	$5,885	$(1,078)	$(16,836)

The Successor Company had a net deferred tax asset of $9,726 and $10,853 at December 31, 2022 and 2021, respectively. The net deferred tax asset at December 31, 2022 and 2021 is included in intangible lease assets and other assets. As of December 31, 2022, tax years that generally remain subject to examination by the Company’s major tax jurisdictions include 2022, 2021, 2020 and 2019.

The Company reports any income tax penalties attributable to its properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its consolidated statements of operations. In addition, any interest incurred on tax assessments is reported as interest expense. The Successor Company incurred nominal interest and penalty amounts during the year ended December 31, 2022 and for the period from November 1, 2021 through December 31, 2021. The Predecessor Company incurred nominal interest and penalty amounts during the period from January 1, 2021 through October 31, 2021 and for the year ended December 31, 2020.

Concentration of Credit Risk

The Company’s tenants include national, regional and local retailers. Financial instruments that subject the Company to concentrations of credit risk consist primarily of tenant receivables. The Company generally does not obtain collateral or other security to support financial instruments subject to credit risk, but it monitors the credit standing of tenants. The Company derives a substantial portion of its rental income from various national and regional retail companies; however, no single tenant collectively accounted for more than 5.0% of the Successor Company’s revenues for the year ended December 31, 2022.

Earnings per Share

Earnings per share ("EPS") is calculated under the two-class method. Under the two-class method, all earnings (distributed and undistributed) are allocated to common stock and participating securities. The Company grants restricted stock awards to certain employees under its share-based compensation program, which entitle recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock. These unvested restricted stock awards meet the definition of participating securities based on their respective rights to receive nonforfeitable dividends.

Diluted EPS incorporates the potential impact of contingently issuable shares. Diluted EPS is calculated under both the two-class and treasury stock methods, and the more dilutive amount is reported. Performance stock units ("PSUs") and unvested restricted stock awards are contingently issuable common shares and are included in diluted EPS if the effect is dilutive. See Note 16 for a description of the long-term incentive program that these units relate to.

The following table presents the calculation of basic and diluted EPS (in thousands, except per share amounts):

	Successor		Predecessor
	Year Ended December 31,	Period from November 1, through December 31,	Period from January 1, through October 31,	Year Ended December 31,
	2022	2021	2021	2020
Basic earnings per share
Net loss attributable to the Company	$(93,482)	$(151,545)	$(470,627)	$(295,084)
Less: Preferred dividends undeclared	—	—	—	(37,410)
Less: Dividends allocable to unvested restricted stock	(2,537)	—	—	—
Net loss attributable to common shareholders	$(96,019)	$(151,545)	$(470,627)	$(332,494)
Weighted-average basic shares outstanding	30,046	20,208	196,591	190,277
Net loss per share attributable to common shareholders	$(3.20)	$(7.50)	$(2.39)	$(1.75)

Diluted earnings per share (1)
Net loss attributable to common shareholders	$(96,019)	$(151,545)	$(470,627)	$(332,494)
Weighted-average basic shares outstanding	30,046	20,208	196,591	190,277
Net loss per share attributable to common shareholders	$(3.20)	$(7.50)	$(2.39)	$(1.75)
(1)
Due to a net loss for the Successor year ended December 31, 2022, the computation of diluted EPS does not include contingently issuable shares due to their anti-dilutive nature. Had the Successor reported net income for the year ended December 31, 2022, the denominator for diluted EPS would have been 30,206,521, including 160,098 contingently issuable shares related to PSUs and unvested restricted stock awards. There were no potential dilutive common shares and there were no anti-dilutive shares for the Successor period from November 1, 2021 through December 31, 2021. There were no potential dilutive common shares and there were no anti-dilutive shares for the Predecessor period from January 1, 2021 through October 31, 2021 and for the Predecessor year ended December 31, 2020.

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

NOTE 3. REVENUES

Revenues

The following table presents the Company's revenues disaggregated by revenue source:

	Successor		Predecessor
	Year Ended December 31,	For the Period November 1, through December 31,	For the Period January 1, through October 31,	Year Ended December 31,
	2022	2021	2021	2020
Rental revenues	$542,247	$103,252	$450,922	$554,064
Revenues from contracts with customers (ASC 606):
Operating expense reimbursements	7,873	1,173	6,542	9,025
Management, development and leasing fees (1)	7,158	1,500	5,642	6,800
Marketing revenues (2)	2,819	2,112	1,571	2,716
	17,850	4,785	13,755	18,541

Other revenues	2,914	809	3,352	3,256
Total revenues (3)	$563,011	$108,846	$468,029	$575,861

(1)
Included in All Other segment.
(2)
Marketing revenues solely relate to the Malls segment for all years presented.
(3)
Sales taxes are excluded from revenues.

See Note 11 for information on the Company's segments.

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

Outstanding Performance Obligations

The Company has outstanding performance obligations related to certain noncancellable contracts with customers for which it will receive fixed operating expense reimbursements for providing certain maintenance and other services as described above. As of December 31, 2022, the Company expects to recognize these amounts as revenue over the following periods:

Performance obligation	Less than 5 years	5-20 years	Over 20 years	Total
Fixed operating expense reimbursements	$20,872	$47,180	$42,875	$110,927

The Company evaluates its performance obligations each period and makes adjustments to reflect any known additions or cancellations. Performance obligations related to variable consideration, which is based on sales, are constrained.

NOTE 4. LEASES

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

The components of rental revenues are as follows:

	Successor		Predecessor
	Year Ended December 31,	For the Period November 1, through December 31,	For the Period January 1, through October 31,	Year Ended December 31,
	2022	2021	2021	2020
Fixed lease payments	$396,755	$75,740	$271,221	$459,958
Variable lease payments	145,492	27,512	179,701	94,106
Total rental revenues	$542,247	$103,252	$450,922	$554,064

The undiscounted future fixed lease payments to be received under the Company's operating leases as of December 31, 2022, are as follows:

Years Ending December 31,	Operating Leases
2023	$366,633
2024	294,854
2025	229,284
2026	171,650
2027	121,611
Thereafter	266,165
Total undiscounted lease payments	$1,450,197

NOTE 5. ACQUISITIONS

The Company's acquisitions of shopping center and other properties are accounted for as acquisitions of assets. The Company includes the results of operations of real estate assets acquired in the consolidated statements of operations from the date of the related acquisition.

2022 Acquisitions

In July 2022, the Successor Company acquired the JC Penney parcel located at CoolSprings Galleria for $5,650. This property is included in All Other for purposes of segment reporting.

2021 and 2020 Acquisitions

There were no acquisitions during the Successor period from November 1, 2021 through December 31, 2021 or the Predecessor period from January 1, 2021 through October 31, 2021. There were no acquisitions during the Predecessor year ended December 31, 2020.

NOTE 6. DISPOSITIONS AND HELD FOR SALE

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

2022 Dispositions

During the year ended December 31, 2022, the Successor Company deconsolidated Greenbrier Mall, which resulted in $36,250 of gain on deconsolidation. Greenbrier Mall was included in Malls for purposes of segment reporting. See Note 15 for additional information.

For the year ended December 31, 2022, the Successor Company realized a gain of $5,345, primarily related to the sale of five outparcels. Gross proceeds from sales of real estate assets were $11,490 for the Successor year ended December 31, 2022. During the year ended December 31, 2022, the Successor Company sold an outparcel that resulted in a loss on sale of $252. See Note 15 for additional information.

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

Held-for-Sale

As of December 31, 2022 and 2021, there were no properties that met the criteria to be considered held-for-sale.

NOTE 7. UNCONSOLIDATED AFFILIATES

Although the Company had majority ownership of certain joint ventures during 2022, 2021 and 2020, it evaluated the investments and concluded that the other partners or owners in these joint ventures had substantive participating rights or the ability to direct the activities that most significantly affect the economic performance of VIEs, such as approvals of:

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

As a result of these considerations, the Company accounts for these investments using the equity method of accounting.

At December 31, 2022, the Successor Company had investments in 23 entities, which are accounted for using the equity method of accounting. The Successor Company's ownership interest in these unconsolidated affiliates ranges from 33.0% to 65.0%. Of these entities, 16 are owned in 50/50 joint ventures.

2022 Activity - Unconsolidated Affiliates

Ambassador Town Center J.V., LLC

In June 2022, the joint venture entered into a new $42,492, non-recourse loan secured by Ambassador Town Center. The loan matures in June 2029 and bears a fixed interest rate of 4.35%. The previous loan was paid off in conjunction with the closing of the new loan.

Asheville Mall CBMS, LLC

In August 2022, the Successor Company transferred title to the mall to the mortgage holder in satisfaction of the non-recourse debt secured by the property, which had a balance of $62,121.

Atlanta Outlet JV, LLC

In February 2022, the joint venture entered into a forbearance agreement with the lender regarding the default triggered by the filing of the Chapter 11 Cases related to the loan secured by The Outlet Shoppes at Atlanta.

BI Development, LLC and BI Development II, LLC

In August 2022, the Successor Company and another joint venture member bought out a third member's interest increasing the Successor Company's interest from 20% to a 50% membership interest in each joint venture.

Bullseye, LLC

In March 2022, the joint venture sold its income-producing property, which generated gross proceeds of $10,500. The Successor Company’s share of the net profit from the sale was $662.

EastGate Mall CMBS, LLC

In September 2022, the Successor Company transferred title to the mall to the mortgage holder in satisfaction of the non-recourse debt secured by the property, which had a balance of $29,951.

Fremaux Town Center JV, LLC

In March 2022, the joint venture entered into a forbearance agreement with the lender regarding the default triggered by the Chapter 11 Cases related to the loan secured by Fremaux Town Center.

Greenbrier Mall II, LLC

In March 2022, the Successor Company deconsolidated Greenbrier Mall as a result of the Successor Company losing control when the property was placed in receivership. For the year ended December 31, 2022, the Successor Company recognized a gain on deconsolidation of $36,250. In October 2022, the Successor Company transferred title to the mall to the mortgage holder in satisfaction of the non-recourse debt secured by the property, which had a balance of $61,647.

Louisville Outlet Shoppes, LLC

In May 2022, the joint venture entered into a forbearance agreement with the lender regarding the default triggered by the Chapter 11 Cases related to the loan secured by The Outlet Shoppes of the Bluegrass. In August 2022, the joint venture notified the lender of its election to extend the loan secured by The Outlet Shoppes of the Bluegrass - Phase II through April 15, 2023. The loan secured by The Outlet Shoppes of the Bluegrass - Phase II had a balance of $7,397 as of December 31, 2022.

Mall of South Carolina, LP and Mall of South Carolina Outparcel, LP

In March 2022, the joint ventures entered into forbearance agreements with the lenders regarding the default triggered by the Chapter 11 Cases related to the loans secured by Coastal Grand and Coastal Grand Crossing.

Shoppes at Eagle Point, LLC

In April 2022, the joint venture entered into a new $40,000, ten-year, non-recourse loan secured by The Shoppes at Eagle Point. The new loan bears a fixed interest rate of 5.4%. Proceeds from the new loan were utilized to retire the previous partial recourse loan, which had been set to mature in October 2022.

Vision-CBL Mayfaire TC Hotel, LLC

In August 2022, the joint venture entered into an agreement to acquire, develop and operate a hotel adjacent to Mayfaire Town Center. In December 2022, the Successor Company recorded a $1,436 gain on sale of real estate assets related to land that it contributed to the joint venture in exchange for a 49% membership interest. The unconsolidated affiliate is a VIE. The joint venture has entered into a construction loan in the amount of $18,900.

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

2021 Activity - Unconsolidated Affiliates

Ambassador Infrastructure, LLC

The joint venture reached an agreement with the lender to modify the loan secured by Ambassador Infrastructure. The agreement provides an additional four-year term with a fixed interest rate of 3.0%. The extended loan, maturing in March 2025, had an outstanding balance of $7,001 at December 31, 2022. Additionally, the agreement provides a waiver related to the default triggered as a result of the Chapter 11 Cases, which became effective when the Company and the Operating Partnership, together with certain of its direct and indirect subsidiaries (collectively, the “Debtors”) emerged from bankruptcy on November 1, 2021.

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

Continental 425 Fund LLC

In December 2021, the Successor Company sold its interest in the Continental 425 Fund LLC joint venture. This joint venture owned the Springs at Port Orange, which was secured by a $44,400 loan. The Successor Company received $7,103 in proceeds after factoring in its share of the outstanding debt.

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

Port Orange I, LLC

In March 2021, the joint venture reached an agreement with the lender to modify the loan secured by The Pavilion at Port Orange. The agreement provides an additional four-year term, with a one-year extension option, for a fully extended maturity date of February 2026. Also, the agreement provides for interest of LIBOR plus 2.5% in years one and two, LIBOR plus 2.75% in year three, LIBOR plus 3.0% in year four and LIBOR plus 3.25% in year five. Additionally, the agreement provides forbearance related to the default triggered as a result of the Chapter 11 Cases, which became effective when the Debtors emerged from bankruptcy on November 1, 2021. This loan had a total outstanding balance of $49,498 at December 31, 2022, of which our share was $24,749.

West Melbourne I, LLC

In March 2021, the joint venture reached agreements with the lender to modify the loans secured by Hammock Landing Phases I & II. Each agreement provides an additional four-year term, with a one-year extension option, for a fully extended maturity date of February 2026. Also, each agreement provides for interest of LIBOR plus 2.5% in years one and two, LIBOR plus 2.75% in year three, LIBOR plus 3.0% in year four and LIBOR plus 3.25% in year five. Additionally, the agreements provide forbearance related to the default triggered as a result of the Chapter 11 Cases, which became effective when the Debtors emerged from bankruptcy on November 1, 2021. These loans had a combined total outstanding loan balance of $48,793 at December 31, 2022, of which our share was $24,397.

2020 Activity - Unconsolidated Affiliates

Atlanta Outlet JV, LLC

In February 2020, Atlanta Outlet JV, LLC, a 50/50 joint venture, closed on a new loan in the amount of $4,680, with an interest rate of LIBOR plus 2.5% and a maturity date of November 2023. Proceeds were used to retire the previous loan. The Operating Partnership and its joint venture partner each guaranteed 100% of the loan. The unconsolidated affiliate is a VIE.

BI Development II, LLC

In June 2020, the Predecessor Company entered into a joint venture, BI Development II, LLC, to acquire, redevelop and operate the vacant Sears parcel at Northgate Mall in Chattanooga, TN. The Company had a 20% membership interest in the joint venture. The Successor Company made no initial capital contribution and has no future funding obligations. The unconsolidated affiliate is a VIE.

CBL/T-C, LLC

In October 2020, Oak Park Mall, LLC entered a forbearance agreement with the lender to restructure the non-recourse loan that is secured by Oak Park Mall. Pursuant to the terms of the forbearance agreement, all interest payments from June 2020 through November 2020 were deferred. The loan was interest only through November 1, 2022; however, beginning on September 1, 2021 and continuing through November 1, 2022, the deferred interest was repaid in equal monthly installments in addition to the scheduled interest payments. Beginning December 1, 2022, Oak Park Mall, LLC began making full monthly payments of principal and interest. Oak Park Mall, LLC executed a deed-in-lieu of foreclosure, along with other transfer documents, for the benefit of the lender, which were placed in escrow. In the event Oak Park Mall, LLC fails to make any of the required payments under the forbearance agreement, the lender can exercise its rights to receive the deed-in-lieu and other transfer documents from escrow. The unconsolidated affiliate is a VIE.

Condensed Combined Financial Statements - Unconsolidated Affiliates

Condensed combined financial statement information of the unconsolidated affiliates is as follows:

	December 31, 2022	December 31, 2021
ASSETS:
Investment in real estate assets	$1,971,348	$2,364,154
Accumulated depreciation	(829,574)	(934,374)
	1,141,774	1,429,780
Developments in progress	10,914	7,288
Net investment in real estate assets	1,152,688	1,437,068
Other assets	170,756	188,683
Total assets	$1,323,444	$1,625,751
LIABILITIES:
Mortgage and other indebtedness, net	$1,333,152	$1,452,794
Other liabilities	33,419	64,598
Total liabilities	1,366,571	1,517,392
OWNERS' EQUITY:
The Company	3,123	102,792
Other investors	(46,250)	5,567
Total owners' equity (deficit)	(43,127)	108,359
Total liabilities and owners’ equity	$1,323,444	$1,625,751

.	Year Ended December 31,
	2022	2021	2020
Total revenues	$260,275	$251,933	$213,319
Net income (loss) (1)	$137,454	$58,596	$(12,659)

(1)
The Successor Company's and the Predecessor Company's pro rata share of net income (loss) is included in equity in earnings (losses) of unconsolidated affiliates for each period presented in the accompanying consolidated statements of operations. The Successor Company's pro rata share of net income was $19,796 for the year ended December 31, 2022. The Successor Company’s pro rata share of net income was $797 for the period from November 1, 2021 through December 31, 2021. The Predecessor Company’s pro rata share of net loss was $10,823 for the period from January 1, 2021 through October 31, 2021. The Predecessor Company’s pro rata share of net loss was $14,854 for the year ended December 31, 2020.

Variable Interest Entities

The Operating Partnership and certain of its subsidiaries are deemed to have the characteristics of a VIE primarily because the limited partners of these entities do not collectively possess substantive kick-out or participating rights.

Generally, a VIE is a legal entity in which the equity investors do not have the characteristics of a controlling financial interest or the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. A limited partnership is considered a VIE when the majority of the limited partners unrelated to the general partner possess neither the right to remove the general partner without cause, nor proportionate rights to participate in the decisions that most significantly affect the financial results of the partnership. The Company consolidates the Operating Partnership, which is a VIE, for which the Company is the primary beneficiary. The Company, through the Operating Partnership, consolidates all VIEs for which it is the primary beneficiary. In determining whether the Company is the primary beneficiary of a VIE, the Company considers qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of the Company's investment; the obligation or likelihood for the Company or other investors to provide financial support; and the similarity with and significance to the Company's business activities and the business activities of the other investors.

Consolidated VIEs

As of December 31, 2022, the Company had investments in 11 consolidated VIEs with ownership interests ranging from 50% to 92%.

See Note 14 for a description of guarantees the Operating Partnership has issued related to the unconsolidated affiliates.

NOTE 8. MORTGAGE AND OTHER INDEBTEDNESS, NET

CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries that it has a direct or indirect ownership interest in is the borrower on all the Company's debt.

CBL is a limited guarantor of the secured term loan for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates.

The Company's mortgage and other indebtedness, net, and 10% senior secured notes due 2029 (the “Secured Notes”) consisted of the following:

	December 31, 2022		December 31, 2021
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt at fair value:
Secured Notes - at fair value (carrying amount of $395,000 as of December 31, 2021)	$—	—	$395,395	10.00%

Fixed-rate debt:
Exchangeable senior secured notes	—	—	150,000	7.00%
Open-air centers and outparcels loan	180,000	6.95%	—	—
Non-recourse loans on operating properties	843,634	4.90%	916,927	5.04%
Total fixed-rate debt	1,023,634	5.26%	1,066,927	5.32%
Variable-rate debt:
Secured term loan	829,452	6.87%	880,091	3.75%
Open-air centers and outparcels loan	180,000	8.22%	—	—
Non-recourse loans on operating properties	56,490	7.26%	66,911	3.21%
Total variable-rate debt	1,065,942	7.12%	947,002	3.71%
Total fixed-rate and variable-rate debt	2,089,576	6.21%	2,013,929	4.56%
Unamortized deferred financing costs	(17,101)		(1,567)
Debt discounts (2)	(72,289)		(199,153)
Total mortgage and other indebtedness, net	$2,000,186		$1,813,209

(1)
Weighted-average interest rate excludes amortization of deferred financing costs.
(2)
In conjunction with fresh start accounting, the Company estimated the fair value of its mortgage notes with the assistance of a third-party valuation advisor. This resulted in recognizing a debt discount on the Effective Date. The debt discount is accreted over the term of the respective debt using the effective interest method. The remaining debt discounts at December 31, 2022 will be accreted over a weighted average period of 2.9 years.

Non-recourse loans on operating properties, the open-air centers and outparcels loan and the secured term loan include loans that are secured by properties owned by the Company that have a carrying value of $1,632,708 at December 31, 2022.

Financial Covenants and Restrictions

Certain of the Company’s properties that are pledged as collateral on non-recourse mortgage loans are subject to cash management agreements with the lenders, which restrict the cash balances associated with those properties to only be used for debt service, capital expenditures and operating expense obligations.

Corporate Debt

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

The exit credit agreement requires HoldCo I to comply with certain financial ratios in the aggregate for the collateral properties, including a covenant that it not permit the (i) interest coverage ratio (as defined in the exit credit agreement) commencing with the fiscal quarter ending December 31, 2021, to be less than 1.50 to 1.00, (ii) minimum debt yield ratio (as defined in the exit credit agreement) commencing with the fiscal quarter ending March 31, 2023 as of the last day of any fiscal quarter ending prior to the maturity date, to be less than eleven and a half percent (11.50%) and (iii) the occupancy rate (as defined in the exit credit agreement) commencing with the fiscal quarter ending March 31, 2023, as of the last day of any fiscal quarter ending prior to the maturity date, to be less than seventy five percent (75%). The Operating Partnership provided a limited guaranty up to a maximum of $175,000 (the “principal liability cap”). The principal liability cap is reduced by an amount equal to 100% of the first $2,500 in principal amortization made by HoldCo I each calendar year and is reduced further by 50% of the principal amortization payments made by HoldCo I each calendar year in excess of the first $2,500 in principal amortization for such calendar year. As of December 31, 2022, the principal liability cap had been reduced to $140,986. The principal liability cap is eliminated when the loan balance is reduced below $650,000. Additionally, the Company believes that it was in compliance with all financial covenants and restrictions at December 31, 2022.

The exit credit agreement is secured by first-priority liens on substantially all the personal and real property assets of HoldCo I and its direct and indirect subsidiaries, including without limitation, HoldCo I’s and the subsidiary guarantors’ ownership interests in the capital stock, membership interests or partnership interests in the subsidiary guarantors. HoldCo I consists of sixteen malls, three lifestyle centers, three open-air centers and various parcels adjacent to the respective properties.

Secured Notes Indenture

On the Effective Date, CBL & Associates HoldCo II, LLC ("HoldCo II") entered into a secured notes indenture relating to the Secured Notes in an aggregate principal amount of $455,000. The Secured Notes were scheduled to mature November 15, 2029 and bore interest at a rate of 10% per annum, payable semi-annually on November 15 and May 15, beginning May 15, 2022.

The Secured Notes were secured by first priority perfected liens on certain personal and real property assets owned as of the Effective Date by HoldCo II and certain secured notes subsidiary guarantors and certain assets of HoldCo II and each secured notes subsidiary guarantor acquired after the Effective Date.

HoldCo II could redeem the Secured Notes at its option, subject to satisfaction of customary conditions thereof, including payment of accrued and unpaid interest through the date of such optional redemption and any applicable premium. HoldCo II redeemed $60,000 aggregate principal amount of the Secured Notes pursuant to an optional redemption on November 8, 2021, which left an outstanding balance of $395,000. As noted below, proceeds from 2022 financings were used to complete the redemption of all $395,000 outstanding on the Secured Notes.

Exchangeable Notes Indenture

On the Effective Date, HoldCo II entered into a secured exchangeable notes indenture relating to the issuance of the exchangeable notes in an aggregate principal amount of $150,000. The exchangeable notes were scheduled to mature November 15, 2028 and bore interest at a rate of 7.0% per annum, payable semi-annually on November 15 and May 15, beginning May 15, 2022.

The exchangeable notes were secured by first priority perfected liens on certain personal and real property assets owned as of the Effective Date by Holdco II and certain of its subsidiaries and certain assets of HoldCo II and each of its subsidiaries acquired after the Effective Date.

In December 2021, the Company announced that HoldCo II exercised its optional exchange right with respect to all the $150,000 aggregate principal amount of the exchangeable notes. The exchange date was January 28, 2022, and settlement occurred on February 1, 2022. Per the terms of the indenture governing the exchangeable notes, shares of the Company’s common stock, par value $0.001, plus cash in lieu of fractional shares, were issued to settle the exchange. On February 1, 2022, the Company issued 10,982,795 shares of common stock to holders of the exchangeable notes in satisfaction of principal, accrued interest and the make whole payment, and all the exchangeable notes were cancelled in accordance with the terms of the indenture.

Fixed-Rate Property Debt

As of December 31, 2022, fixed-rate loans on operating properties bear interest at stated rates ranging from 4.25% to 6.95%. Fixed-rate loans on operating properties generally provide for monthly payments of principal and/or interest and mature at various dates through June 2032, with a weighted-average maturity of 2.1 years.

2022 Activity

In February 2022, the loan secured by Fayette Mall was modified to reduce the fixed interest rate to 4.25% and extend the maturity date through May 2023, with three one-year extension options, subject to certain requirements. As part of the modification, two ground leased outparcels were released from the collateral in exchange for the addition of the redeveloped former middle anchor location. As of December 31, 2022, the loan secured by Fayette Mall had a balance of $127,568.

In March 2022, the Company deconsolidated Greenbrier Mall as a result of the Company losing control when the property was placed in receivership. See Note 7 for additional information.

In May 2022, the loan secured by Arbor Place was extended for four years, with a new maturity date of May 2026. The interest rate remained at the current fixed rate of 5.10%. As of December 31, 2022, the loan secured by Arbor Place had a balance of $97,244.

In May 2022, the loan secured by Northwoods Mall was extended for four years, with a new maturity date of April 2026. The interest rate remained at the current fixed rate of 5.08%. As of December 31, 2022, the loan secured by Northwoods Mall had a balance of $57,059.

In May 2022, the Company entered into a new $65,000 non-recourse loan. The loan has a ten-year term with a fixed interest rate of 5.85%. It is interest-only for the first three years. The loan is secured by open-air centers, which include Hamilton Crossing, Hamilton Corner, The Terrace and The Shoppes at Hamilton Place. Proceeds from the loan were used to redeem $60,000 aggregate principal amount of the Secured Notes. Also, the previous $7,058 Hamilton Crossing loan was paid off in conjunction with the closing of the new loan.

In June 2022, the Company entered into a new $360,000 loan that is interest only until maturity. The interest rate is a fixed 6.95% for $180,000 of the loan, with the other half of the loan bearing a variable interest rate based on the 30-day SOFR plus 4.10%. The loan has an initial term of five years with one two-year extension, subject to certain conditions. The loan is secured by a pool of 90 outparcels and 13 open-air centers. The open-air centers include Alamance Crossing West, CoolSprings Crossing, Courtyard at Hickory Hollow, Frontier Square, Gunbarrel Pointe, Harford Annex, The Plaza at Fayette, Sunrise Commons, The Shoppes at St. Clair Square, The Landing at Arbor Place, West Towne Crossing, West Towne District and WestGate Crossing. Proceeds from the loan were used to complete the redemption of all $335,000 outstanding on the Secured Notes, which eliminated the recourse guaranty. Also, proceeds were used to paydown $8,322 on the Brookfield Square Anchor Redevelopment loan, which had an outstanding balance of $18,240 as of December 31, 2022.

In June 2022, the Company paid off the $14,949 loan secured by CBL Center at maturity.

In August 2022, the loan secured by Parkdale Mall and Crossing was extended to March 2026. As of December 31, 2022, the loan secured by Parkdale Mall and Crossing had a balance of $63,136.

In October 2022, the loan secured by The Outlet Shoppes at Gettysburg was modified after the lender's claim against the general unsecured claim pool related to the Chapter 11 Cases was allowed. The loan balance was reduced to $21,000 and the corporate recourse was eliminated. The fixed interest rate of 4.80% and the maturity date of October 2025 remain unchanged. The modification resulted in the loan being treated as a new loan for accounting purposes, which resulted in the recognition of gain on extinguishment of debt of $7,344. As of December 31, 2022, the loan secured by Outlet Shoppes at Gettysburg had a balance of $20,974.

In October 2022, the Company entered into a short-term extension with the lender regarding the loan secured by Cross Creek Mall. This action extended the maturity date to January 5, 2023. The Company remains in discussions with the lender regarding a long term extension. As of December 31, 2022, the loan secured by Cross Creek Mall had a balance of $97,431.

In October 2022, the Company reached an agreement with the lender to extend the loan secured by Southpark Mall through June 2026, as well as waive the default triggered by the Company's bankruptcy filing. As of December 31, 2022, the loan secured by Southpark Mall had a balance of $54,022.

In October 2022, the Company entered into a loan reinstatement and reaffirmation agreement with the lender regarding the loan secured by Jefferson Mall, which waived the default triggered by the Company's bankruptcy filing. As of December 31, 2022, the loan secured by Jefferson Mall had a balance of $55,817.

Variable-Rate Property Debt

Two non-recourse loans secured by operating properties, totaling $56,490, mature in 2023. The two non-recourse loans and the open-air centers and outparcels loan bear interest at a variable interest rate indexed to LIBOR and SOFR, respectively. At December 31, 2022, the interest rates ranged from 7.02% to 8.22%.

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

Scheduled Principal Payments

As of December 31, 2022, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, are as follows:

2023	$321,695
2024	83,003
2025	813,630
2026	377,078
2027	360,896
Thereafter	62,855
Total	2,019,157
Principal balance of loans with maturity date prior to December 31, 2022 (1)	70,419
Total mortgage and other indebtedness	$2,089,576
(1)
Represents the aggregate principal balance as of December 31, 2022 of the loans secured by Alamance Crossing East and Westgate Mall, which are in maturity default. The Company is in discussions with the lender regarding the loans secured by these properties. The loan secured by Alamance Crossing East matured in July 2021 and had a balance of $41,417 as of December 31, 2022. The loan secured by Westgate Mall matured in July 2022 and had a balance of $29,002 as of December 31, 2022.

Of the $321,695 of scheduled principal payments in 2023, $281,489 relates to the maturing principal balance of four operating property loans.

As of December 31, 2022, the Company had $553,910 of property-level debt and related obligations, including unconsolidated debt and related obligations, maturing or callable within the next 12 months from the issuance of the financial statements. Management is in discussions with the lenders regarding foreclosure actions for two properties totaling $70,419 of mortgage notes payable and intends to refinance and/or extend the maturity dates for the remaining $483,492 of such mortgage notes payable. In instances where a refinancing and/or extension of maturity dates is unsuccessful the Company will repay certain of the mortgage notes based on the availability of liquidity and convey certain properties to the lender to satisfy the debt obligation.

NOTE 9. SHAREHOLDERS’ EQUITY

Common Stock and Common Units

The Successor Company's authorized common stock consists of 200,000,000 shares at $0.001 par value per share. The Successor Company had 31,780,109 and 20,774,716 shares of common stock issued and outstanding as of December 31, 2022 and 2021, respectively.

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

On the Effective Date, by operation of the Debtors’ Third Amended Joint Chapter 11 Plan of CBL & Associates Properties, Inc. and its Affiliated Debtors (With Technical Modifications) (as modified at Docket No. 1521, the “Plan”), all agreements, instruments, and other documents evidencing, relating to or connected with any equity interests of the Company, including (1) CBL’s old common stock, par value $0.01 per share, and CBL’s old preferred stock and related depositary shares and (2) the Operating Partnership’s old limited partnership common interests and the old limited partnership preferred interests related to CBL’s old preferred stock, in each case issued and outstanding immediately prior to the Effective Date, and any rights of any holder in respect thereof, were deemed cancelled, discharged and of no force or effect.

On the Effective Date, (1) CBL issued (i) 1,089,717 shares of new common stock to (a) existing holders of the old common stock and (b) certain of the existing holders of the old limited partnership common interests that have elected to receive shares of new common stock in exchange for old limited partnership common interests, (ii) 1,100,000 shares of new common stock to existing holders of the old preferred stock, (iii) 15,685,714 shares of new common stock to existing holders of the $450,000 of senior unsecured notes issued by the Operating Partnership in November 2013 that bear interest at 5.25% and mature on December 1, 2023 (the “2023 Notes”), the $300,000 of senior unsecured notes issued by the Operating Partnership in October 2014 that bear interest at 4.60% and mature on October 15, 2024 (the “2024 Notes”) and the $625,000 of senior unsecured notes issued by the Operating Partnership in December 2016 and September 2017 that bear interest at 5.95% and mature on December 15, 2026 (the “2026 Notes” and, collectively with the 2023 Notes and 2024 Notes, the "Notes") and other general unsecured claims, and (iv) 2,114,286 shares of new common stock to existing holders of consenting crossholder claims and (2) the Operating Partnership cancelled all of its old limited partnership common interests and issued 200,000 new common units of general partnership interests, 19,789,717 new common units of limited partnership interest to subsidiaries of CBL and 10,283 new common units of limited partner interests to certain of the existing holders of old limited partnership common interests that have elected to remain limited partners in the Operating Partnership. On the Effective Date, CBL had an aggregate of 20,000,000 shares of new common stock issued and outstanding (on a fully diluted basis after giving effect to any future election to exchange all new limited partnership interests for new common stock). On November 2, 2021, the newly issued common stock of the reorganized company commenced trading on the NYSE under the symbol CBL.

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

Dividends

In June 2022, the board of directors established a regular quarterly dividend. The Company paid common stock dividends of $0.25 per share for each of the second, third and fourth quarters of 2022. The Successor Company did not pay any dividends to holders of its common shares payable for the period November 1, 2021 through December 31, 2021. The Predecessor Company did not pay any dividends to holders of its common shares payable for the period January 1, 2021 through October 31, 2021 and the year ended December 31, 2020.

In November 2022, the board of directors declared a special dividend of $2.20 per share of common stock, payable all in cash. The special dividend was paid on January 18, 2023, to stockholders of record as of the close of business on December 12, 2022.

The decision to declare and pay dividends on any outstanding shares of our common stock, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of the Company's board of directors and will depend on the Company's earnings, taxable income, cash flows, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under the Company's then-current indebtedness, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, Delaware law and such other factors as the Company's board of directors deems relevant. Any dividends payable will be determined by the Company's board of directors based upon the circumstances at the time of declaration. The Company's actual results of operations will be affected by a number of factors, including the revenues received from its properties, its operating expenses, interest expense, unanticipated capital expenditures and the ability of its anchors and tenants at its properties to meet their obligations for payment of rents and tenant reimbursements.

For purposes of determining net income (loss) attributable to common shareholders, the Predecessor Company disclosed the cumulation of undeclared dividends on its depositary shares each representing a 1/10th fractional share of the Company’s 7.375% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) and the depositary shares each representing a 1/10th fractional share of the Company’s 6.625% Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”). The undeclared dividends on the Predecessor Company’s Series D Preferred Stock and Series E Preferred Stock ceased to cumulate as of November 1, 2020 as a result of the Chapter 11 Cases.

The allocations of dividends declared and paid for income tax purposes for 2022 are as follows (income tax allocations are not applicable in 2021 or 2020 due to the Company not paying any dividends in those years):

Year Ended December 31,
2022
Dividends declared:
Common stock	$2.95
Allocations:
Common stock
Ordinary income	98.58%
Capital gains	1.42%
Return of capital	—%
Total	100.00%

NOTE 10. NONCONTROLLING INTERESTS

Noncontrolling Interests of the Company

Third parties held rights to convert noncontrolling interests in the Operating Partnership to 10,283 shares of common stock at December 31, 2022 and 2021.

The assets and liabilities allocated to the Operating Partnership’s noncontrolling interests are based on their ownership percentages of the Operating Partnership at December 31, 2022 and 2021. The ownership percentages are determined by dividing the number of common units held by each of the noncontrolling interests at December 31, 2022 and 2021 by the total common units outstanding at December 31, 2022 and 2021, respectively. The noncontrolling interest ownership percentage in assets and liabilities of the Successor Operating Partnership was 0.03% and 0.01% at December 31, 2022 and 2021, respectively.

Income is allocated to the Operating Partnership’s noncontrolling interests based on their weighted-average ownership during the year. The ownership percentages are determined by dividing the weighted-average number of common units held by each of the noncontrolling interests by the total weighted-average number of common units outstanding during the year.

A change in the number of shares of common stock or common units changes the percentage ownership of all partners of the Operating Partnership. A common unit is considered to be equivalent to a share of common stock since it generally is exchangeable for shares of the Company’s common stock or, at the Company’s election, their cash equivalent. As a result, an allocation is made between shareholders’ equity and noncontrolling interests in the Operating Partnership in the Successor Company's accompanying balance sheets to reflect the change in ownership of the Operating Partnership’s underlying equity when there is a change in the number of shares and/or common units outstanding. During the period January 1, 2021 through October 31, 2021 and the year ended December 31, 2020, the Predecessor Company allocated $865 and $6,002, respectively, from shareholders' equity to noncontrolling interest. During the period from January 1, 2021 through October 31, 2021 and the year ended December 31, 2020, the Predecessor Company allocated $6 and $302, respectively, from shareholders' equity to redeemable noncontrolling interest. There is no redeemable noncontrolling interest related to the Successor Company.

The total noncontrolling interest in the Successor Operating Partnership was $121 and $282 at December 31, 2022, and 2021 respectively.

Noncontrolling Interests in Other Consolidated Subsidiaries

The Successor Company had 11 and 12 other consolidated subsidiaries at December 31, 2022 and 2021, respectively, that had noncontrolling interests held by third parties and for which the related partnership agreements either do not include redemption provisions or are subject to redemption provisions that do not require classification outside of permanent equity. The total noncontrolling interests in other consolidated subsidiaries of the Successor Company was $(3,533) and $4,618 at December 31, 2022 and 2021, respectively.

The assets and liabilities allocated to noncontrolling interests in other consolidated subsidiaries of the Successor Company are based on the third parties’ ownership percentages in each subsidiary at December 31, 2022 and 2021, respectively. Income is allocated to noncontrolling interests in other consolidated subsidiaries based on the third parties’ weighted-average ownership in each subsidiary during the year.

Variable Interest Entities (VIE)

The Operating Partnership and certain of its subsidiaries are deemed to have the characteristics of a VIE primarily because the limited partners of these entities do not collectively possess substantive kick-out or participating rights.

Generally, a VIE is a legal entity in which the equity investors do not have the characteristics of a controlling financial interest or the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. A limited partnership is considered a VIE when the majority of the limited partners unrelated to the general partner possess neither the right to remove the general partner without cause, nor proportionate rights to participate in the decisions that most significantly affect the financial results of the partnership. The Company consolidates the Operating Partnership, which is a VIE, for which the Company is the primary beneficiary. The Company, through the Operating Partnership, consolidates all VIEs for which it is the primary beneficiary. In determining whether the Company is the primary beneficiary of a VIE, the Company considers qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of the Company's investment; the obligation or likelihood for the Company or other investors to provide financial support; and the similarity with and significance to the Company's business activities and the business activities of the other investors.

The table below lists the Successor Company's consolidated VIEs as of December 31, 2022 and 2021, which do not reflect the elimination of any internal debt a consolidated VIE has with the Operating Partnership:

	As of December 31,		As of December 31,
	2022		2021
	Assets	Liabilities	Assets	Liabilities (1)
Consolidated VIEs:
Atlanta Outlet Outparcels, LLC	$819	$—	$831	$—
CBL Terrace LP	16,922	18,148	15,339	12,626
Gettysburg Outlet Center Holding, LLC	13,360	16,039	15,308	18,776
Gettysburg Outlet Center, LLC	3,058	—	3,062	—
Jarnigan Road LP	17,437	1,300	19,699	1,336
Jarnigan Road II, LLC	16,475	19,964	20,652	16,578
Laredo Outlet JV, LLC	23,443	34,886	25,542	26,121
Lebcon Associates	90,429	100,436	98,151	96,138
Lebcon I, Ltd	11,756	12,128	12,938	8,645
Louisville Outlet Outparcels, LLC	538	—	539	—
The Promenade at D'Iberville	—	—	49,401	51,603
Statesboro Crossing, LLC	797	—	803	—
	$195,034	$202,901	$262,265	$231,823
(1)
Due to the filing of the Chapter 11 Cases, the loan held by Gettysburg Outlet Center Holding, LLC became guaranteed by the Operating Partnership, and amounted to $35,804, excluding debt discounts, as of December 31, 2021. In October 2022, the guaranty was removed in conjunction with the loan modification. See Note 8 for additional details.

The table below lists the Company's unconsolidated VIEs as of December 31, 2022 (Successor):

Unconsolidated VIEs:	Investment in Real Estate Joint Ventures and Partnerships	Maximum Risk of Loss
Ambassador Infrastructure, LLC (1)	$—	$7,001
Atlanta Outlet JV, LLC (1)	—	4,383
BI Development, LLC	—	—
BI Development II, LLC	—	—
CBL-T/C, LLC	—	—
El Paso Outlet Center Holding, LLC	—	—
Fremaux Town Center JV, LLC	—	—
Louisville Outlet Shoppes, LLC (1)	—	7,397
Mall of South Carolina L.P.	—	—
Vision - CBL Hamilton Place, LLC	2,297	2,297
Vision - CBL Mayfaire TC Hotel, LLC	1,800	1,800
	$4,097	$22,878
(1)
See Note 14 for information on guarantees of debt.

NOTE 11. SEGMENT INFORMATION

The Company measures performance and allocates resources according to property type, which is determined based on certain criteria such as type of tenants, capital requirements, economic risks, leasing terms, and short- and long-term returns on capital. Rental income and tenant reimbursements from tenant leases provide the majority of revenues from all segments. The Company has aggregated malls, lifestyle centers and outlet centers into one reportable segment ("Malls") because they have similar economic characteristics and the Company provides similar products and services to similar types of, and in many cases, the same, tenants. The accounting policies of the reportable segments are the same as those described in Note 2.

Information on the Company’s reportable segments is presented as follows:

Year Ended December 31, 2022 (Successor)	Malls (1)	All Other (2)	Total
Revenues (3)	$485,014	$77,997	$563,011
Property operating expenses (4)	(174,593)	(17,137)	(191,730)
Interest expense	(142,015)	(75,327)	(217,342)
Gain on sales of real estate assets	—	5,345	5,345
Other expense	—	(834)	(834)
Segment profit (loss)	$168,406	$(9,956)	158,450
Depreciation and amortization			(256,310)
General and administrative			(67,215)
Litigation settlement			304
Interest and other income			4,938
Gain on extinguishment of debt			7,344
Loss on available-for-sale securities			(39)
Reorganization items, net			298
Loss on impairment			(252)
Gain on deconsolidation			36,250
Income tax provision			(3,079)
Equity in earnings of unconsolidated affiliates			19,796
Net loss			$(99,515)
Total assets	$1,695,813	$982,430	$2,678,243
Capital expenditures (5)	$28,744	$14,200	$42,944

For the Period November 1, through December 31, 2021 (Successor)	Malls (1)	All Other (2)	Total
Revenues (3)	$95,057	$13,789	$108,846
Property operating expenses (4)	(29,801)	(2,636)	(32,437)
Interest expense	(181,300)	(14,188)	(195,488)
Gain (loss) on sales of real estate assets	20	(23)	(3)
Other expense	—	(3)	(3)
Segment loss	$(116,024)	$(3,061)	(119,085)
Depreciation and amortization			(49,504)
General and administrative expense			(9,175)
Litigation settlement			118
Interest and other income			510
Gain on deconsolidation			19,126
Reorganization items			(1,403)
Income tax benefit			5,885
Equity in earnings of unconsolidated affiliates			797
Net loss			$(152,731)
Total assets	$1,961,061	$984,918	$2,945,979
Capital expenditures (5)	$3,415	$1,368	$4,783

For the Period January 1, through October 31, 2021 (Predecessor)	Malls (1)	All Other (2)	Total
Revenues (3)	$411,280	$56,749	$468,029
Property operating expenses (4)	(143,018)	(12,991)	(156,009)
Interest expense	(70,275)	(2,140)	(72,415)
Gain on sales of real estate assets	6,063	6,124	12,187
Other expense	(65)	(680)	(745)
Segment profit	$203,985	$47,062	251,047
Depreciation and amortization			(158,574)
General and administrative expense			(43,160)
Litigation settlement			932
Interest and other income			2,055
Reorganization items, net			(435,162)
Gain on deconsolidation			55,131
Loss on impairment			(146,781)
Income tax provision			(1,078)
Equity in losses of unconsolidated affiliates			(10,823)
Net loss			$(486,413)
Capital expenditures (5)	$21,662	$8,862	$30,524

Year Ended December 31, 2020 (Predecessor)	Malls (1)	All Other (2)	Total
Revenues (3)	$520,643	$55,218	$575,861
Property operating expenses (4)	(177,531)	(10,348)	(187,879)
Interest expense	(79,380)	(121,283)	(200,663)
Other expense	—	(953)	(953)
Gain (loss) on sales of real estate assets	(25)	4,721	4,696
Segment profit (loss)	$263,707	$(72,645)	191,062
Depreciation and amortization			(215,030)
General and administrative expense			(53,425)
Interest and other income			6,396
Litigation settlement			7,855
Gain on extinguishment of debt			32,521
Reorganization items			(35,977)
Loss on impairment			(213,358)
Prepetition charges			(23,883)
Income tax provision			(16,836)
Equity in losses of unconsolidated affiliates			(14,854)
Net loss			$(335,529)
Total assets	$3,702,523	$741,217	$4,443,740
Capital expenditures (5)	$36,425	$5,683	$42,108

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

NOTE 12. SUPPLEMENTAL AND NONCASH INFORMATION

The Company’s noncash investing and financing activities for the Successor year ended December 31, 2022, the Successor period from November 1, 2021 to December 31, 2021, the Predecessor period from January 1, 2021 to October 31, 2021 and the Predecessor year ended December 31, 2020 were as follows:

	Successor		Predecessor
	Year Ended December 31,	For the Period November 1, through December 31,	For the Period January 1, through October 31,	Year Ended December 31,
	2022	2021	2021	2020
Additions to real estate assets accrued but not yet paid	$9,242	$11,108	$11,066	$5,945
Accrued dividends and distributions payable	70,058	—	—	—
Deconsolidation upon loss of control (1):
Decrease in real estate assets	(18,810)	(12,873)	(84,860)	—
Decrease in mortgage and other indebtedness	56,226	27,733	134,354	—
Decrease in operating assets and liabilities	5,686	4,266	5,808	—
Decrease in intangible lease and other assets	(6,852)	—	(171)	—
Settlement of mortgage debt obligations (2):
Decrease in mortgage and other indebtedness	3,857
Decrease in operating assets and liabilities	3,487
Transfer of real estate assets in settlement of mortgage debt obligations (2):
Decrease in real estate assets	—	—	—	(57,001)
Decrease in mortgage and other indebtedness	—	—	—	85,371
Decrease in operating assets and liabilities	—	—	—	4,288
Decrease in intangible lease and other assets	—	—	—	(137)
Conversion of exchangeable notes:
Decrease in mortgage and other indebtedness	150,000	—	—	—
Decrease in operating assets and liabilities	2,537	—	—	—
Increase in shareholders' equity	(152,537)	—	—	—
Conversion of Operating Partnership units to common stock	—	—	—	21,163
(1)
See Note 7 for more information.
(2)
See Note 8 for more information.

NOTE 13. RELATED PARTY TRANSACTIONS

The Management Company provides management, development and leasing services to the Company’s unconsolidated affiliates and other affiliated partnerships. The Successor Company recognized revenues for these services in the amount of $6,449 for the year ended December 31, 2022 and $1,136 for the period November 1, 2021 through December 31, 2021. The Predecessor Company recognized revenues for these services in the amount of $4,965 for the period from January 1, 2021 through October 31, 2021, and $4,940 for the year ended December 31, 2020.

NOTE 14. CONTINGENCIES

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

The operative complaint filed in the Securities Class Action Litigation alleges violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s contingent liabilities, business, operations, and prospects during the period of time specified above. The plaintiffs seek compensatory damages and attorneys’ fees and costs, among other relief, but have not specified the amount of damages sought. On May 3, 2022, the court dismissed the Company from the Securities Class Action Litigation but declined to dismiss the individual defendants. The court also lifted the stay of the proceedings and, on June 9, 2022, entered a scheduling order. Plaintiffs’ motion for class certification, which was opposed, was fully briefed and pending as of December 31, 2022. Following a January 31, 2023 mediation before a private mediator, the parties reached an agreement in principle to resolve the Securities Class Action Litigation, subject to documentation and court approval. The putative settlement is expected to be fully funded by directors and officers liability insurance, subject to the terms and conditions thereof, with no contribution expected from the Company or the individual defendants. By agreeing to resolve the matter in principle, neither the Company nor any of the individual defendants are admitting any liability or wrongdoing, and they have expressly denied both. Rather, defendants entered into the agreement in principle to eliminate the risks, costs, and distractions associated with further litigation of this matter.

The outcome of these legal proceedings cannot be predicted with certainty.

On January 12, 2023, a purported shareholder filed a putative class action lawsuit captioned John Haynes v. Charles B. Lebovitz, et al., C.A. No. 2023-0033-NAC, in the Delaware Court of Chancery (the “Delaware Action”), naming the Company and certain directors as defendants. The Delaware Action alleged a claim against the Company for violation of Delaware General Corporation Law § 213(a) due to an improper record date for the 2022 annual meeting, and a claim for breach of fiduciary duty against the director defendants. The Delaware Action sought, among other things, a declaration that the directors breached their fiduciary duties, an equitable accounting, unspecified monetary relief, and attorneys’ fees. Defendants denied that any such relief was warranted, and on February 15, 2023, the Delaware Action was voluntarily dismissed.

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

The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying consolidated balance sheets as of December 31, 2022 and 2021:

	As of December 31, 2022						Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership	Maximum Guaranteed Amount	Debt Maturity Date (1)		December 31, 2022	December 31, 2021
West Melbourne I, LLC - Phase I	50%	$36,947	50%	$18,474	Feb-2025	(2)	$185	$195
West Melbourne I, LLC - Phase II	50%	11,846	50%	5,923	Feb-2025	(2)	59	69
Port Orange I, LLC	50%	49,498	50%	24,749	Feb-2025	(2)	247	258
Ambassador Infrastructure, LLC	65%	7,001	100%	7,001	Mar-2025		70	83
Shoppes at Eagle Point, LLC	50%	39,683	—	—	May-2032	(3)	—	127
Atlanta Outlet JV, LLC	50%	4,383	100%	4,383	Nov-2023		—	—
Louisville Outlet Shoppes, LLC	50%	7,397	100%	7,397	Apr-2023		—	—
Total guaranty liability							$561	$732
(1)
Excludes any extension options.
(2)
These loans have a one-year extension option at the joint venture’s election.
(3)
The guaranty was removed when the Company entered into a new loan in April 2022.

For the year ended December 31, 2022 and the period from November 1, 2021 through December 31, 2021, the Successor Company evaluated each guaranty, listed in the table above, individually by looking at the debt service ratio, cash flow forecasts and the performance of each loan. The result of the analysis was that each loan is current. The Successor Company did not record a credit loss related to the guarantees listed in the table above for the year ended December 31, 2022 and the period from November 1, 2021 through December 31, 2021.

For the period from January 1, 2021 through October 31, 2021 and for the year ended December 31, 2020, the Predecessor Company evaluated each guaranty, listed in the table above, individually by looking at the debt service ratio, cash flow forecasts, the performance of each loan and, where applicable, the collateral value in relation to the outstanding amount of the loan. The result of the analysis was that each loan is current, performing and, where applicable, the collateral value was greater than the outstanding amount of the loan. The Predecessor Company did not record a credit loss related to the guarantees listed in the table above for the period from January 1, 2021 through October 31, 2021 and the year ended December 31, 2020.

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

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments. The estimated fair value of mortgage and other indebtedness was $1,833,992 and $2,059,094 at December 31, 2022 and 2021, respectively. The fair value was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently.

Fair Value Measurements on a Recurring Basis

The Successor Company elected the fair value option in conjunction with the issuance of the Secured Notes because it believed that the fair value option provided the most accurate depiction of the then-current value of the Secured Notes. On June 7, 2022, the Successor Company completed the redemption of all outstanding Secured Notes. See Note 8 for additional information.

The following table sets forth information regarding the Secured Notes for the year ended December 31, 2021:

Debt Instrument	Carrying amount as of December 31, 2021	Change in fair value	Fair value as of December 31, 2021 (1)
Secured Notes	$395,000	$395	$395,395

(1)
The fair value was calculated using Level 1 inputs.

During the year ended December 31, 2022, the Successor Company has continued to reinvest the cash from maturing U.S. Treasury securities into new U.S. Treasury securities. The Company designated the U.S. Treasury securities as available-for-sale (“AFS”). The below table sets forth information regarding the Successor Company’s AFS securities that were measured at fair value. Subsequent to December 31, 2022, the Company redeemed and purchased additional U.S. Treasury securities. See Note 20 for additional information.

AFS Security	Amortized Cost (1)	Allowance for credit losses (2)	Total unrealized loss	Fair value as of December 31, 2022 (3)
U.S. Treasury securities	$293,476	$—	$(1,054)	$292,422
(1)
The U.S. Treasury securities have maturities through November 2023.
(2)
U.S Treasury securities have a long history with no credit losses. Additionally, the Company notes that U.S Treasury securities are explicitly fully guaranteed by a sovereign entity that can print its own currency and that the sovereign entity’s currency is routinely held by central banks and other major financial institutions, is used in international commerce, and commonly viewed as a reserve currency, all of which qualitatively indicate that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. Therefore, the Successor Company did not record expected credit losses for its U.S Treasury securities for the year ended December 31, 2022.
(3)
The fair value was calculated using Level 1 inputs.

The following table sets forth information regarding the Successor Company’s AFS securities that were measured at fair value for the year ended December 31, 2021:

AFS Security	Amortized Cost	Allowance for credit losses (1)	Total unrealized loss	Fair value as of December 31, 2021 (2)
U.S. Treasury securities	$149,999	$—	$(3)	$149,996
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
(2)
The fair value was calculated using Level 1 inputs.

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

See Note 19 for information regarding the fair value adjustments associated with Fresh Start Accounting.

Long-lived Assets Measured at Fair Value in 2022

During the year ended December 31, 2022, the Successor Company adjusted the negative equity in Greenbrier Mall to zero upon deconsolidation, which represented the estimated fair value of the Successor Company’s investment in that property. See Note 7 for additional information.

During the year ended December 31, 2022, the Successor Company sold an outparcel at the Pavilion at Port Orange. Gross sales proceeds amounted to $1,660 and the transaction resulted in a loss on sale of $252.

Long-lived Assets Measured at Fair Value in 2021

The below table sets forth information regarding the Predecessor Company’s assets that were measured at fair value on a nonrecurring basis and related impairment charges for the period from January 1, 2021 through October 31, 2021. No impairment charges were incurred during the Successor period from November 1, 2021 through December 31, 2021.

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

During the period from November 1, 2021 through December 31, 2021, the Successor Company adjusted the negative equity in EastGate Mall to zero upon deconsolidation, which represented the estimated fair value of the Successor Company’s investment in that property. During the period from January 1, 2021 through October 31, 2021, the Predecessor Company adjusted the combined negative equity in Asheville Mall and Park Plaza to zero upon deconsolidation, which represented the estimated fair values of the Company’s investments in these properties. See Note 7 for additional information.

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

NOTE 16. SHARE-BASED COMPENSATION

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

Restricted Stock Awards

Restricted stock awards granted to the Successor Company’s executive officers vest over a four-year period, with restrictions expiring on 25% of the shares subject to each award annually beginning on the first anniversary of the date of grant. Restricted stock awards granted to the Successor Company’s non-executive officers vest over a three-year period, with restrictions expiring on 33% of the shares subject to each award annually beginning on the first anniversary of the date of grant. Restricted stock awards granted to the Successor Company’s non-employee directors vest over a one-year period, with restrictions expiring each January. The grantee generally has all the rights of a stockholder during the vesting/restricted period, including the right to receive dividends on the same basis and at the same rate as all other outstanding shares of common stock and the right to vote such shares on any matter on which holders of the Successor Company’s common stock are entitled to vote. The shares generally are not transferable during the restricted period, except for any transfers which may be required by law.

A summary of the status of the Successor Company’s nonvested restricted stock awards as of December 31, 2022, and changes during the year ended December 31, 2022, are presented below:

	Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested at January 1, 2022	784,999	$27.57
Granted	115,884	$26.71
Vested	(215,508)	$27.56
Forfeited	(22,500)	$27.57
Nonvested at December 31, 2022	662,875	$27.42

Compensation expense is recognized on a straight-line basis over the requisite service period. The share-based compensation cost related to restricted stock awards was $7,400 for the Successor year ended December 31, 2022 and $299 for the Successor period from November 1, 2021 through December 31, 2021. Share-based compensation cost resulting from share-based awards is recorded at the Management Company, which is a taxable entity.

The total grant-date fair value of restricted stock awards granted during the Successor year ended December 31, 2022 was $3,095. The total grant-date fair value of restricted stock awards granted during the Successor period from November 1, 2021 through December 31, 2021 was $21,642. The total fair value of restricted stock awards that vested during the Successor year ended December 31, 2022 was $5,306. No restricted stock awards vested during the Successor period from November 1, 2021 through December 31, 2021.

As of December 31, 2022, there was $16,418 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the EIP, which is expected to be recognized over a weighted-average period of 2.8 years.

Performance Stock Unit Awards

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

A summary of the status of the Successor Company’s PSU awards as of December 31, 2022, and changes during the year ended December 31, 2022, are presented below:

	PSUs	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2022	—	$—
2022 PSUs granted (1)	727,223	$24.67
2022 incremental PSUs granted (1)	82,281	$26.66
Vested	(202,376)	$24.87
Outstanding at December 31, 2022	607,128	$24.69
(1)
PSUs granted shall be adjusted as if the shares of common stock represented by such PSUs had received any applicable stock or cash dividends declared. As for stock dividends, a number of PSUs shall be added to the target amount corresponding to the number of shares of common stock that would have been payable per such stock dividend on the then outstanding number of PSUs under the agreement as if common stock had been issued for such PSUs. As to cash dividends, a number of PSUs shall be added to the target amount corresponding to the number of shares of common stock that could have been acquired by the cash dividend payable on the then outstanding number of PSUs under the agreement as if common stock had been issued for such PSUs, and the calculation of the number of shares of common stock that could have been acquired shall be based on the closing price of the common stock on the record date for the cash dividend at issue.

Management assesses the Stated Goals quarterly to determine whether it is probable they will be achieved. The Company begins recognizing compensation expense on a straight-line basis over the remaining service period once the Stated Goal is deemed probable of achievement. Share-based compensation expense related to the Successor Company’s PSUs was $4,485 for the year ended December 31, 2022. The unrecognized compensation expense related to the Successor Company’s PSUs was $13,457 as of December 31, 2022, which is expected to be recognized over a weighted-average period of 3.0 years.

The following table summarizes the assumptions used in the Monte Carlo simulation pricing model related to the Successor Company’s PSUs:

2022 PSUs
Grant date	February 16, 2022
Fair value per share on valuation date (1)	$24.67
Risk-free interest rate (2)	1.85%
Expected share price volatility (3)	65.00%
(1)
The value of the PSU awards is estimated on the date of grant using a Monte Carlo simulation model. The valuation consists of computing the fair value using CBL's simulated stock price as well as TMR for each performance period. The award is modeled as a contingent claim in that the expected return on the underlying shares is risk-free and the rate of discounting the payoff of the award is also risk-free.
(2)
The risk-free interest rate was based on the yield curve on zero-coupon U.S. Treasury securities in effect as of the valuation date, which is the grant date listed above.
(3)
The computation of expected volatility was based on the historical volatility of the share prices of comparable, publicly traded companies and given the Company's risk profile and leverage relative to the comparable, publicly traded companies. The Company's historical volatility was not relied upon given the Company's limited trading history since the Effective Date.

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

Restricted Stock Awards

Under the 2012 Plan, common stock could be awarded either alone, in addition to, or in tandem with other granted stock awards. The Committee had the authority to determine eligible persons to whom common stock would be awarded, the number of shares to be awarded and the duration of the vesting period, as defined. Generally, an award of common stock vested either immediately at grant or in equal installments over a period of five years. Stock awarded to independent directors was fully vested upon grant; however, the independent directors could not transfer such shares during their board term. The Committee could also provide for the issuance of common stock under the 2012 Plan on a deferred basis pursuant to deferred compensation arrangements. The fair value of common stock awarded under the 2012 Plan was determined based on the market price of CBL’s common stock on the grant date and the related compensation expense was recognized over the vesting period on a straight-line basis.

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

In conjunction with the vesting of the restricted stock on the Effective Date, the Predecessor Company accelerated the share-based compensation cost and recorded $863 of share-based compensation cost for the period from January 1, 2021 through October 31, 2021. The share-based compensation cost related to the restricted stock awards of the Predecessor Company was $2,239 for 2020. Share-based compensation cost resulting from share-based awards is recorded at the Management Company, which is a taxable entity. Share-based compensation cost capitalized as part of real estate assets was $10 for the period from January 1, 2021 through October 31, 2021. Share-based compensation cost capitalized as part of real estate assets was $20 in 2020.

The weighted-average grant-date fair value per share of shares granted during 2020 was $0.86. The total fair value of shares vested during 2021 and 2020 was $220 and $951, respectively.

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
(3)
In connection with the restructuring and support agreement, dated as of August 18, 2020, by and between the Predecessor Company and certain beneficial owners and/or investment advisors or managers of discretionary funds, accounts or other entities for the holders of beneficial owners (the "Consenting Noteholders"), the 2020 PSUs were cancelled.
(4)
As of the Effective Date and pursuant to the Plan, all outstanding PSUs of the Predecessor Company were deemed cancelled.

Compensation cost was recognized on a tranche-by-tranche basis using the accelerated attribution method. The resulting expense was recorded regardless of whether any PSU awards were earned as long as the required service period was met.

Share-based compensation expense related to the PSUs was $315 for the period from January 1, 2021 through October 31, 2021. Share-based compensation expense related to the PSUs was $3,185 in 2020. Share-based compensation expense in 2020 included $2,052 of expense related to the cancellation of the 2020 PSUs.

The following table summarizes the assumptions used in the Monte Carlo simulation pricing model related to the Predecessor Company’s PSUs:

2020 PSUs
Grant date	February 10, 2020
Fair value per share on valuation date (1)	$0.84
Risk-free interest rate (2)	1.39%
Expected share price volatility (3)	57.98%
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
(3)
The computation of expected volatility was based on a blend of the historical volatility of CBL's shares of common stock based on annualized daily total continuous returns over a five-year period for the 2020 PSUs and implied volatility data based on the trailing month average of daily implied volatilities implied by stock call option contracts that were both closest to the terms shown and closest to the money.
NOTE 17. EMPLOYEE BENEFIT PLANS

401(k) Plan

The Management Company maintains a 401(k) profit sharing plan, which is qualified under Section 401(a) and Section 401(k) of the Code to cover employees of the Management Company. All employees who have attained the age of 21 and have completed at least two months of service are eligible to participate in the plan. The plan provides for employer matching contributions on behalf of each participant equal to 50% of the portion of such participant’s contribution that does not exceed 2.5% of such participant’s annual gross salary for the plan year. Additionally, the Management Company has the discretion to make additional profit-sharing-type contributions not related to participant elective contributions. Total contributions by the Management Company for the Successor year ended December 31, 2022 were $823. Total contributions by the Management Company for the Successor period from November 1, 2021 through December 31, 2021 were $97. Total contributions by the Management Company for the Predecessor period January 1, 2021 through October 31, 2021 were $658. Total contributions by the Management Company for the Predecessor year ended December 31, 2020 were $650.

NOTE 18. EMERGENCE FROM VOLUNTARY REORGANIZATION UNDER CHAPTER 11

Voluntary Reorganization Under Chapter 11

On August 18, 2020, the Company entered into a Restructuring Support Agreement, (the “Original RSA”) with the Consenting Noteholders representing in excess of 62%, including joining noteholders pursuant to joinder agreements, of the Notes.

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

Beginning on November 1, 2020, the Debtors filed the Chapter 11 Cases under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Bankruptcy Court authorized the Debtors to continue to operate their businesses and manage their properties as debtors-in-possession pursuant to the Bankruptcy Code. The Chapter 11 Cases are being jointly administered for procedural purposes only under the caption In re CBL & Associates Properties, Inc., et al., Case No. 20-35226.

The filing of the Chapter 11 Cases constituted an event of default with respect to certain property-level debt of the Operating Partnership’s subsidiaries. See Note 7 and Note 8 for further discussion.

In connection with the Chapter 11 Cases, on August 11, 2021, the Bankruptcy Court entered an order, Docket No.1397 (Confirmation Order), confirming the Plan.

On the Effective Date, the conditions to effectiveness of the Plan were satisfied and the Debtors emerged from the Chapter 11 Cases. The Company filed a notice of the Effective Date of the Plan with the Bankruptcy Court on November 1, 2021. Following the Effective Date, one of the Debtors’ Chapter 11 Cases remains open to administer claims pursuant to the Plan.

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

Pursuant to the registration rights agreement, the Company agreed to file with the SEC an initial shelf registration statement on Form S-11 as soon as practicable after the filing with the SEC of the Company’s Annual Report on Form 10-K for the year ending December 31, 2021 (including any portions thereof that are incorporated by reference into such Form 10-K from the Company’s definitive proxy statement for the Company’s 2022 annual meeting of shareholders), and to use reasonable best efforts to substitute this with a shelf registration on Form S-3 as soon as reasonably practicable following the Company’s becoming eligible to use such form. Any holder or group of holders will have the right to request that the Company include some or all the shares of new common stock held by them, including shares of new common stock issuable upon conversion of the exchangeable notes, in such initial shelf registration statement or shelf registration statement. The Company also agreed to file a “demand” shelf registration statement, or to facilitate a “takedown” of registrable securities in the form of an underwritten offering under any existing shelf registration statement, to the extent that (1) the registrable securities sought to be sold equal at least 5% of all outstanding shares of new common stock on the date of any such request or (2) the anticipated aggregate gross offering price of such registrable securities is at least $25,000 (prior to the deduction of any underwriting discounts and commissions). The Company shall also not be required to file a “demand” registration statement if (a) the registrable securities proposed to be sold are already covered by an existing and effective registration statement that may utilized for the offer and sale of such registrable securities, or (b) there have previously been more than 6 such demands in the aggregate.

On May 6, 2022, the Company filed a resale registration statement on Form S-11 covering the offer and sale, from time to time, of up to 12,380,260 shares of common stock by the selling shareholders named therein, pursuant to the requirements of the registration rights agreement. The Company will not receive any proceeds from resales of shares of common stock by the selling shareholders pursuant to this registration statement.

2021 Equity Incentive Plan

Following the Effective Date, the board of directors of the Company adopted the EIP. See Note 16 for additional information.

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

Pursuant to the Plan, the New OP Agreement supersedes and replaces in its entirety the Operating Partnership’s Fourth Amended and Restated Agreement of Limited Partnership, as amended (the “Old OP Agreement”), and all of the common units, special common units and preferred units of limited partnership of the Operating Partnership outstanding under the Old OP Agreement were cancelled and new common units (which, as of the Effective Date, are the only class of equity of the Operating Partnership outstanding) were issued to certain holders, as described in Note 9. The New OP Agreement also eliminated the terms of all the classes of preferred units, as well as all the classes of special common units, that were defined in the Old OP Agreement.

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

Delisting of Common Stock and Depositary Shares

On November 2, 2020, the NYSE announced that (i) it had suspended trading in the Company’s stock and (ii) it had determined to commence proceedings to delist the Company’s common stock, as well as the Series D Preferred Stock and the Series E Preferred Stock, due to such securities no longer being suitable for listing based on “abnormally low” trading price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual. The Company appealed this decision in accordance with NYSE rules. In the meantime, effective November 3, 2020, the Company’s common stock and the depositary shares representing fractional interests in its Series D Preferred Stock and Series E Preferred Stock began trading on the OTC Markets, operated by the OTC Markets Group, Inc., under the symbols CBLAQ, CBLDQ and CBLEQ, respectively. On November 2, 2021, the newly issued common stock of the reorganized company commenced trading on the NYSE under the symbol CBL.

Reorganization Items

Any expenses, gains and losses that were realized or incurred as of or subsequent to November 1, 2020, and as a direct result of the Chapter 11 Cases, were recorded in the line item “Reorganization items, net” in the Company’s consolidated statements of operations. For the Successor year ended December 31, 2022 and the Successor period from November 1, 2021 through December 31, 2021, reorganization items, net, was $298 and $(1,403), respectively. For the Predecessor period from January 1, 2021 through October 31, 2021, the $(435,162) of reorganization items, net, consists of $(779,092) associated with remeasuring the value of the individual assets and liabilities of the Successor Company as of the Effective Date, $(75,545) in professional fees and success fees, $(1,211) in compensation associated with reorganization efforts and $(1,741) of U.S. Trustee fees, offset by the gain on settlement of liabilities subject to compromise of $422,427. For the Predecessor year ended December 31, 2020, the $(35,977) of reorganization items consists of $(10,347) in professional fees, $(25,294) of unamortized deferred financing costs and debt discounts related to the secured credit facility and the senior unsecured notes, as well as $(336) of U.S. Trustee fees.

NOTE 19. FRESH START ACCOUNTING

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

Management concluded that the best point estimate of shareholders’ equity was $547,448, which resulted in $553,535 of total equity, including noncontrolling interest in the Operating Partnership. The Company engaged valuation experts to assist management in the allocation of such enterprise value to the assets and liabilities for financial reporting purposes. The Company estimated enterprise value using a discounted cash flow approach. In order to estimate enterprise value, the Company estimated cash flows over a five-year period plus a residual value calculated using a capitalization rate of 10% applied to the residual period cash flows, all of which were discounted to an estimated present value using the Company’s estimated weighted average cost of capital of 11%. The estimated future cash flows were based on financial projections utilized by the Company’s investment bankers in deriving the range of equity value. The fair value of mortgage and other indebtedness and the 10% senior secured notes were subtracted from and the balance of cash, cash equivalents and restricted cash was added to enterprise value to determine equity value. The fair value of mortgage and other indebtedness was estimated based on an analysis of collateral coverage, financial metrics and interest rate for each mortgage note payable relative to market rates (see below for a more detailed description). The most subjective and judgmental assumptions used in the determination of enterprise and equity value include the Company’s projected cash flows (projected revenues, operating expenses, capital expenditures and cash flows), capitalization and discount rates, and market interest rates for mortgage note payable obligations.

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

Real Estate Assets

In developing the fair value estimates for the portfolio of retail properties, all three traditional approaches to valuation were considered including the income approach, the sales comparison (market) approach and the cost approach. These valuation approaches have long been recognized as acceptable in the appropriate circumstances and in valuations of this type. Accordingly, all applicable properties were identified, investigated and examined by the valuation provider along with all intangible assets and liabilities associated with the properties. Furthermore, the valuation provider estimated the fair values and remaining useful lives ("RUL") of the related intangible assets and liabilities at the property-level, as applicable. In most cases, the properties included the following intangible assets/liabilities:

·
Above/below-market leases
·
In-place leases
·
Avoided lease origination costs (leasing commissions, tenant improvements, etc.)
·
Property-level debt

For the valuation of the tangible assets of each property, all pertinent information such as blueprints and drawings, property tax statements, prior appraisals and cost segregation reports were utilized. In terms of methodology, the properties were valued via the income approach in order to estimate building values. Separate values for the underlying land and site improvements were developed via the cost approach. As part of the allocation process, the fair value of the following tangible components was estimated:

·
Land
·
Building(s)
·
Site Improvements

Investment in Unconsolidated Affiliates

The fair value of the Company’s investment in unconsolidated affiliates for fresh start accounting was determined by valuing the underlying real estate assets associated with each unconsolidated joint venture in the same manner as all real estate assets, described above. The Company then calculated the net asset or liability value of each joint venture by applying the net working capital balance to the fair value of the real estate assets and the amount outstanding under any associated mortgage notes. The percentage of ownership interest in each joint venture was applied to the net asset or liability value which resulted in the fair value of each unconsolidated affiliate. See Note 2 for further information related to the equity method of accounting.

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

(1)
The following summarizes the change in cash and cash equivalents:

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
$(238,053)
(2)
Represents a receivable related to an overpayment of professional fees on the Effective Date.
(3)
The Plan’s reorganization adjustments in mortgage and other indebtedness, net, were as follows:

Issuance of exit credit agreement	$883,700
Issuance of exchangeable notes	150,000
Capitalization of deferred financing costs related to the exit credit agreement	(1,192)
$1,032,508
(4)
Represents the issuance of the $455,000 Secured Notes and the subsequent $60,000 redemption on the Secured Notes.
(5)
The decrease in accounts payable and accrued liabilities represents the write-off of an existing liability related to Predecessor preferred shares.
(6)
Represents the settlement of liabilities subject to compromise in accordance with the Plan as follows:

Liabilities subject to compromise	$2,551,439
Issuance of exit credit agreement	(983,700)
Issuance of Secured Notes	(555,773)
Equity issued on the Effective Date in settlement of liabilities subject to compromise	(487,479)
Payment to various creditors	(102,060)
Gain on settlement of liabilities subject to compromise	$422,427
(7)
Represents the cancellation of Predecessor redeemable noncontrolling interests.
(8)
Represents the issuance of Successor equity.
(9)
Represents the cancellation of Predecessor Series D Preferred Stock.
(10)
Represents the cancellation of Predecessor Series E Preferred Stock.
(11)
The net change in Predecessor common stock is due to:

Conversion of Predecessor equity	$20
Cancellation of Predecessor common stock	(1,996)
Net change in Predecessor common stock	$(1,976)
(12)
The following summarizes the change in additional paid-in capital:

Issuance of Successor common stock to creditors	$487,462
Issuance of Successor common stock to Predecessor equity holders	(2)
Cancellation of Predecessor common stock and preferred stock	2,021
Other adjustments	(1,760)
$487,721
(13)
The following summarizes the change in dividends in excess of cumulative earnings:

Gain on settlement of liabilities subject to compromise	$422,427
Payment of certain professional fees	(16,563)
$405,864
(14)
Represents fresh start accounting adjustments to noncontrolling ownership interests.
(15)
Represents fair value adjustments to net investment in real estate assets.
(16)
Represents the elimination of Predecessor straight-line rent receivables.
(17)
Represents fair value adjustments to the Company’s investment in unconsolidated affiliates.
(18)
Represents the fair value adjustment to intangible lease assets.

(19)
The following summarizes the fair value adjustments, net, in intangible lease assets and other assets:

Intangible lease assets	$(52,761)
Corporate assets	293
Right-of-use lease assets	(174)
$(52,642)
(20)
Represents fair value adjustments of $373,542 related to property-level debt, as well as the write-off of $3,096 in unamortized property-level deferred financing costs.
(21)
The following summarizes the fair value adjustments, net, in accounts payable and accrued liabilities:

Investment in unconsolidated affiliates	$(31,682)
Write-off of deferred revenue	(91)
Lease liabilities	(201)
$(31,974)
(22)
Represents the cumulative effect of fresh start accounting adjustments discussed herein, including additional paid-in capital of approximately $60,000 to Predecessor shareholders and common unitholders, and the elimination of the Predecessor accumulated deficit.
(23)
Represents fresh start accounting adjustments to noncontrolling ownership interests.

NOTE 20. SUBSEQUENT EVENTS

On January 12, 2023, a purported shareholder filed the Delaware Action, naming the Company and certain directors as defendants. On February 15, 2023, the Delaware Action was voluntarily dismissed. See Note 14 for additional information.

Following a January 31, 2023 mediation before a private mediator, the parties to the Securities Class Action Litigation reached an agreement in principle to resolve the Securities Class Action Litigation, subject to final documentation and court approval. See Note 14 for additional information.

In January 2023, the Company redeemed $50,791 in U.S. Treasury securities.

On February 16, 2023, the Company's board of directors declared a $0.375 per share regular quarterly dividend, which represents a 50% increase from the regular quarterly dividend paid in 2022.

Schedule III

CBL & ASSOCIATES PROPERTIES, INC.

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

At December 31, 2022

(In thousands)

			Initial Cost (1)					Gross Carry Amounts at Close of Period
Description /Location	Encumbrances (2)		Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Fresh Start Adjustments	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
MALLS:
Alamance Crossing Burlington, NC	$59,947		$20,853	$62,852	$39,707	$(3,962)	$(96,897)	$9,603	$12,950	$22,553	$(1,695)	2007
Arbor Place Atlanta (Douglasville), GA	97,244		8,508	95,088	27,323	—	(89,396)	3,050	38,473	41,523	(4,514)	1998-1999
Brookfield Square Brookfield, WI	18,240		8,996	78,533	100,040	(5,208)	(146,235)	10,282	25,844	36,126	(3,824)	2001
CherryVale Mall Rockford, IL	—	(5)	11,892	64,117	56,681	(1,667)	(113,543)	5,360	12,120	17,480	(3,062)	2001
Cross Creek Mall Fayetteville, NC	97,431		19,155	104,378	31,758	—	(49,534)	4,372	101,385	105,757	(10,004)	2003
Dakota Square Mall Minot, ND	—		4,552	87,625	27,320	—	(96,630)	5,179	17,688	22,867	(1,538)	2012
East Towne Mall Madison, WI	—	(5)	4,496	63,867	64,153	(909)	(123,012)	4,413	4,182	8,595	(1,299)	2002
Eastland Mall Bloomington, IL	—		5,746	75,893	(71,318)	(753)	(5,600)	1,921	2,047	3,968	(415)	2005
Fayette Mall Lexington, KY	127,568		25,205	84,256	107,248	—	(87,361)	11,204	118,144	129,348	(8,045)	2001
Frontier Mall Cheyenne, WY	—	(5)	2,681	15,858	21,438	(83)	(31,588)	3,715	4,591	8,306	(775)	1984-1985
Hamilton Place Chattanooga, TN	93,997		3,532	42,619	52,230	(2,384)	(35,984)	9,640	50,373	60,013	(4,589)	1986-1987
Hanes Mall Winston-Salem, NC	—	(5)	17,176	133,376	49,866	(1,767)	(147,963)	13,968	36,720	50,688	(3,724)	2001
Harford Mall Bel Air, MD	—		8,699	45,704	17,720	—	(65,736)	4,582	1,805	6,387	(479)	2003
Imperial Valley Mall El Centro, CA	—	(5)	35,378	71,753	2,422	—	(92,019)	4,810	12,724	17,534	(1,995)	2012
Jefferson Mall Louisville, KY	55,817		13,125	40,234	28,061	(521)	(70,099)	4,625	6,175	10,800	(1,605)	2001
Kirkwood Mall Bismarck, ND	—	(5)	3,368	118,945	38,098	—	(126,278)	8,114	26,019	34,133	(2,072)	2012
Laurel Park Place Livonia, MI	—		13,289	92,579	(97,461)	—	(3,630)	751	4,026	4,777	(847)	2005
Layton Hills Mall Layton, UT	—	(5)	20,464	99,836	(13,447)	(1,165)	(74,968)	10,261	20,459	30,720	(1,491)	2005
Mall del Norte Laredo, TX	—	(5)	21,734	142,049	58,241	(149)	(148,232)	13,875	59,768	73,643	(5,105)	2004

Schedule III

CBL & ASSOCIATES PROPERTIES, INC.

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

At December 31, 2022

(In thousands)

			Initial Cost (1)					Gross Carry Amounts at Close of Period
Description /Location	Encumbrances (2)		Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Fresh Start Adjustments	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
Mayfaire Town Center Wilmington, NC	$—	(5)	$26,333	$101,087	$20,445	$—	$(107,804)	$7,164	$32,897	$40,061	$(3,669)	2015
Meridian Mall Lansing, MI	—		2,797	103,678	62,492	—	(150,764)	8,573	9,630	18,203	(1,873)	1998
Mid Rivers Mall St. Peters, MO	—		16,384	170,582	(135,442)	(4,174)	(27,787)	9,191	10,372	19,563	(1,873)	2007
Monroeville Mall Pittsburgh, PA	—		22,911	177,214	(137,378)	—	(36,624)	12,379	13,744	26,123	(2,122)	2004
Northgate Mall Chattanooga, TN	—	(5)	2,330	8,960	24,215	(492)	(23,815)	3,413	7,785	11,198	(827)	2011
Northpark Mall Joplin, MO	—		9,977	65,481	39,566	—	(99,164)	7,084	8,776	15,860	(1,667)	2004
Northwoods Mall North Charleston, SC	57,059		14,867	49,647	29,143	(2,339)	(52,958)	9,402	28,958	38,360	(4,000)	2001
Old Hickory Mall Jackson, TN	—		15,527	29,413	(32,561)	(362)	(9,431)	800	1,786	2,586	(667)	2001
The Outlet Shoppes at Gettysburg Gettysburg, PA	20,974		20,779	22,180	(30,177)	—	(47)	7,822	4,913	12,735	(1,126)	2012
The Outlet Shoppes at Laredo Laredo, TX	38,250		11,000	97,353	(65,852)	—	(26,318)	3,741	12,442	16,183	(970)	2017
Parkdale Mall and Crossing Beaumont, TX	63,136		22,060	29,842	(5,195)	(874)	(21,766)	11,364	12,703	24,067	(2,217)	2001
Parkway Place Huntsville, AL	—		6,364	67,067	6,729	—	(43,144)	10,067	26,949	37,016	(2,926)	2010
Pearland Town Center Pearland, TX	—	(5)	16,300	108,615	25,528	(857)	(106,531)	16,896	26,159	43,055	(2,827)	2008
Post Oak Mall College Station, TX	—	(5)	3,936	48,948	17,495	(327)	(52,738)	6,206	11,108	17,314	(1,416)	1984-1985
Richland Mall Waco, TX	—	(5)	9,874	34,793	24,235	(1,225)	(44,167)	8,793	14,717	23,510	(1,882)	2002
South County Center St. Louis, MO	—		15,754	159,249	3,576	—	(160,681)	11,165	6,733	17,898	(2,025)	2007
Southaven Towne Center Southaven, MS	—	(5)	14,315	29,380	2,082	—	(27,929)	10,163	7,685	17,848	(1,078)	2005
Southpark Mall Colonial Heights, VA	54,022		9,501	73,262	30,778	—	(102,613)	4,193	6,735	10,928	(882)	2003
St. Clair Square Fairview Heights, IL	—		11,027	75,620	36,343	—	(82,113)	8,150	32,727	40,877	(3,583)	1996
Stroud Mall Stroudsburg, PA	—		14,711	23,936	(24,617)	—	(5,698)	2,942	5,390	8,332	(868)	1998
Sunrise Mall Brownsville, TX	—	(5)	11,156	59,047	14,482	—	(45,064)	14,999	24,622	39,621	(4,397)	2003
Turtle Creek Mall Hattiesburg, MS	—	(5)	2,345	26,418	18,634	—	(26,937)	3,977	16,483	20,460	(2,513)	1993-1995
Valley View Mall Roanoke, VA	—	(5)	15,985	77,771	24,045	—	(89,309)	9,499	18,993	28,492	(2,728)	2003

Schedule III

CBL & ASSOCIATES PROPERTIES, INC.

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

At December 31, 2022

(In thousands)

			Initial Cost (1)					Gross Carry Amounts at Close of Period
Description /Location	Encumbrances (2)		Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Fresh Start Adjustments	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
Volusia Mall Daytona Beach, FL	$40,967		$2,526	$120,242	$21,791	$—	$(128,334)	$11,078	$5,147	$16,225	$(1,250)	2004
West Towne Mall Madison, WI	—	(5)	8,912	83,084	44,523	—	(84,533)	14,623	37,363	51,986	(4,027)	2002
WestGate Mall Spartanburg, SC	29,002		2,149	23,257	49,732	(432)	(68,403)	3,553	2,750	6,303	(474)	1995
Westmoreland Mall Greensburg, PA	—	(5)	4,621	84,215	35,348	(1,240)	(107,620)	6,389	8,935	15,324	(2,705)	2002
York Galleria York, PA	—		5,757	63,316	23,508	—	(84,499)	1,767	6,315	8,082	(1,548)	1995
OTHER PROPERTIES:
840 Greenbrier Circle Chesapeake, VA	—		2,096	3,091	1,152	—	(1,626)	1,387	3,326	4,713	(200)	2007
Annex at Monroeville Pittsburgh, PA	—		—	29,496	561	—	(25,862)	1,454	2,741	4,195	(624)	2004
CBL Center Chattanooga, TN	—		1,332	24,675	1,766	—	(17,030)	3,081	7,662	10,743	(541)	2001
CBL Center II Chattanooga, TN	—		22	13,648	546	—	(9,880)	965	3,371	4,336	(176)	2008
CoolSprings Crossing Nashville, TN	17,732		2,803	14,985	(2,871)	—	(10,291)	2,969	1,657	4,626	(249)	1991-1993
Courtyard at Hickory Hollow Nashville, TN	4,589		3,314	2,771	482	(231)	(1,181)	1,844	3,311	5,155	(228)	1998
Frontier Square Cheyenne, WY	2,929		346	684	672	(86)	612	904	1,324	2,228	(115)	1985
Gunbarrel Pointe Chattanooga, TN	16,736		4,170	10,874	4,341	—	(5,974)	8,099	5,312	13,411	(341)	2000
Hamilton Corner Chattanooga, TN	16,638		630	5,532	8,646	—	(2,368)	4,981	7,459	12,440	(480)	1986-1987
Hamilton Crossing Chattanooga, TN	11,688		4,014	5,906	7,009	(1,370)	(5,550)	5,300	4,709	10,009	(344)	1987
Harford Annex Bel Air, MD	13,282		3,117	9,718	1,015	—	(2,430)	3,117	8,303	11,420	(437)	2003
The Landing at Arbor Place Atlanta (Douglasville), GA	5,813		7,238	14,330	1,250	(2,242)	(18,627)	757	1,192	1,949	(277)	1998-1999
Layton Convenience Center Layton, UT (5)	—	(5)	—	8	4,184	—	1,947	3,574	2,565	6,139	(524)	2005
Layton Hills Plaza Layton, UT	—	(5)	—	2	1,008	—	1,243	826	1,427	2,253	(105)	2005
Parkdale Corner Beaumont, TX	4,180		1,255	2,657	1	—	(896)	1,305	1,712	3,017	(115)	2002
Pearland Office Pearland, TX	—	(5)	—	7,849	2,634	—	(3,210)	—	7,273	7,273	(801)	2009
The Plaza at Fayette Lexington, KY	23,642		9,531	27,646	1,265	—	(28,520)	2,527	7,395	9,922	(1,301)	2006

Schedule III

CBL & ASSOCIATES PROPERTIES, INC.

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

At December 31, 2022

(In thousands)

			Initial Cost (1)					Gross Carry Amounts at Close of Period
Description /Location	Encumbrances (2)		Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Fresh Start Adjustments	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
The Promenade D'lberville D'lberville, MS	$—		$16,278	$48,806	$28,901	$(706)	$(53,513)	$8,728	$31,038	$39,766	$(3,588)	2009
The Shoppes at Hamilton Place Chattanooga, TN	19,023		5,837	16,326	1,285	—	(10,827)	5,060	7,561	12,621	(946)	2003
The Shoppes at St. Clair Square Fairview Heights, IL	16,912		8,250	23,623	910	(5,044)	(19,688)	2,783	5,268	8,051	(546)	2007
Sunrise Commons Brownsville, TX	8,704		1,013	7,525	2,024	—	(2,845)	3,504	4,213	7,717	(293)	2003
The Terrace Chattanooga, TN	17,651		4,166	9,929	8,104	—	(9,404)	8,982	3,813	12,795	(346)	1997
West Towne Crossing Madison, WI	26,317		1,784	2,955	7,307	—	4,227	5,831	10,442	16,273	(493)	1998
WestGate Crossing Spartanburg, SC	7,776		1,082	3,422	7,896	—	(5,426)	2,047	4,927	6,974	(390)	1997
Westmoreland Crossing Greensburg, PA	—	(5)	2,898	21,167	9,302	—	(23,389)	3,119	6,859	9,978	(2,112)	2002
OUTPARCELS:							—
Outparcel properties	192,857		36,094	88,102	64,189	—	669	99,040	90,014	189,054	(5,860)	Various
DISPOSITIONS:
Greenbriar Mall Chesapeake, VA	—		3,181	107,355	(87,506)	(626)	(22,404)	—	—	—	—	2004
Other	—		43,235	21,318	(10,581)	(1,800)	12,654	59,413	5,413	64,826	(251)	Various
Developments in progress consisting of construction and development properties	—		—	—	5,576	—	—	—	5,576	5,576	—
TOTALS	$1,260,123		$732,733	$4,057,619	$734,616	$(42,995)	$(3,681,085)	$596,715	$1,204,173	$1,800,888	$(136,901)

(1)
Initial cost represents the total cost capitalized including carrying cost at the end of the first fiscal year in which the property opened or was acquired.
(2)
Encumbrances represent the outstanding balance of the mortgage and other indebtedness balance at December 31, 2022, excluding debt discounts, if applicable.
(3)
The aggregate cost of land and buildings and improvements for federal income tax purposes is approximately $6.400 billion.
(4)
Depreciation for all properties is computed over the useful life which is generally 30 - 40 years for buildings, 10 - 20 years for certain improvements and 5 - 10 years for equipment and fixtures.
(5)
Encumbered by the secured term loan.

Schedule III

CBL & ASSOCIATES PROPERTIES, INC.

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

At December 31, 2022

(In thousands)

The changes in real estate assets and accumulated depreciation for the Successor year ended December 31, 2022, the Successor period ended December 31, 2021, the Predecessor period ended October 31, 2021 and the Predecessor year ended December 31, 2020 are set forth below (in thousands):

	Successor		Predecessor
	As of December 31,	As of December 31,	As of October 31,	As of December 31,
	2022	2021	2021	2020
REAL ESTATE ASSETS:
Balance at beginning of period	$1,789,055	$1,797,332	$5,859,113	$6,411,400
Additions during the period:
Additions and improvements	37,080	5,599	31,278	36,337
Acquisitions of real estate assets	5,766	—	—	—
Deductions during the period:
Disposals, deconsolidations and accumulated depreciation on impairments	(30,752)	(13,876)	(250,136)	(377,165)
Fresh start accounting adjustments	—	—	(3,683,547)	—
Transfers to (from) real estate assets	(261)	—	(11,209)	332
Impairment of real estate assets	—	—	(148,167)	(211,791)
Balance at end of period	$1,800,888	$1,789,055	$1,797,332	$5,859,113

ACCUMULATED DEPRECIATION:
Balance at beginning of period	$19,937	$—	$2,241,421	$2,349,404
Depreciation expense	123,695	20,543	152,973	205,671
Fresh start accounting adjustments	—	—	(2,252,275)	—
Transfers from real estate assets	15	—	—	—
Accumulated depreciation on real estate assets sold, retired, deconsolidated or impaired	(6,746)	(606)	(142,119)	(313,654)
Balance at end of period	$136,901	$19,937	$—	$2,241,421

Schedule IV

CBL & ASSOCIATES PROPERTIES, INC.

MORTGAGE NOTES RECEIVABLE ON REAL ESTATE

At December 31, 2022

(In thousands)

The changes in mortgage notes receivable were as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31,	Period from November 1, 2021 through December 31,	Period from January 1, 2021 through October 31,	Year Ended December 31,
	2022	2021	2021	2020
Beginning balance	$—	$—	$1,100	$2,637
Payments	—	—	—	(307)
Write-Offs	—	—	(1,100)	(1,230)
Ending balance	$—	$—	$—	$1,100

EXHIBIT INDEX

Exhibit Number	Description
2.1	Chapter 11 Plan of Reorganization, dated as of December 29, 2020 (incorporated by reference from the Company’s Current Report on Form 8-K, filed on December 30, 2020).

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

3.2

Amendment, dated February 15, 2023, to Fourth Amended and Restated Bylaws of CBL & Associates Properties, Inc. (incorporated by reference from the Company's Current Report on Form 8-K, filed on February 21, 2023).

3.3	Fifth Amended and Restated Bylaws of CBL & Associates Properties, Inc.

4.1

See Second Amended and Restated Certificate of Incorporation of the CBL & Associates Properties, Inc and Fourth Amended and Restated Bylaws of CBL & Associates Properties, Inc relating to the Common Stock, Exhibits 3.1 and 3.2 above.

4.2	Description of Securities

4.3

Credit Agreement, dated as of June 7, 2022, between the Company, as a borrower and a guarantor, Beal Bank USA, as the initial lender, CLMG CORP., as administrative agent, and the other lenders party thereto, related to the $360 million open-air centers and outparcels loan (incorporated by reference from the Company's Quarterly Report on Form 10-Q, filed on August 15, 2022).

4.4

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

10.2.1	Form of Executive Employment Agreements† (incorporated by reference from the Company’s Current Report on Form 8-K, filed on August 19, 2020).

10.2.2	Form of Executive Retention Bonus Agreement† (incorporated by reference from the Company’s Current Report on Form 8-K, filed on August 19, 2020).

10.2.3	Form of Amended and Restated Retention Bonus Agreement for the Chairman of the Board†. (incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 2, 2020).

Exhibit Number	Description
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

10.2.12

CBL & Associates Properties, Inc. Named Executive Officer Annual Incentive Compensation Plan (AIP) (Fiscal Year 2023)† (incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 22, 2023).

10.2.13	2023 Long Term Incentive Plan under CBL & Associates Properties, Inc. 2021 Equity Incentive Plan (incorporated by reference from the Company's Current Report on Form 8-K, filed on February 22, 2023).

10.2.14

Form of 2023 LTIP Performance Stock Unit Award Agreement under CBL & Associates Properties, Inc. 2021 Equity Incentive Plan (incorporated by reference from the Company's Current Report on Form 8-K, filed on February 22, 2023).

10.2.15

Form of 2023 LTIP Stock Restriction Agreement under CBL & Associates Properties, Inc. 2021 Equity Incentive Plan (incorporated by reference from the Company's Current Report on Form 8-K, filed on February 22, 2023).

10.2.16	Form of Non-Employee Director Annual Award Stock Restriction Agreement under CBL & Associates Properties, Inc. 2021 Equity Incentive Plan †

10.3

Form of Director and Officer Indemnification Agreement [updated, includes minor modification to, and replaces, version originally filed as an exhibit to the Company's Current Report on Form 8-K filed on November 2, 2021].

10.4.1	CBL & Associates Properties, Inc. Tier III Post-65 Retiree Program† (incorporated by reference from the Company's Current Report on Form 8-K, filed on November 9, 2012).

Exhibit Number	Description
10.4.2	CBL & Associates Properties, Inc. Tier 1 Retiree Program. †

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

10.8.3	Plan Term Sheet, dated as of March 21, 2021 (See Exhibit B to Exhibit 10.1) (incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 22, 2021).

Exhibit Number	Description
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

10.12.1	Employment Agreement for Benjamin W. Jaenicke, dated September 1, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 1, 2022).

10.12.2	Relocation Allowance Commitment with Benjamin W. Jaenicke, dated September 1, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K filed September 1, 2022).

10.12.3

First Amendment, dated February 15, 2023, to Employment Agreement for Benjamin W. Jaenicke dated September 1, 2022 (incorporated by reference to the Company's Current Report on Form 8-K, filed February 22, 2023).

10.12.4	Consulting Agreement with Farzana Khaleel, effective as of December 31, 2022 (incorporated by reference to the Company's Current Report on Form 8-K, filed January 3, 2023).

10.12.5	Separation and General Release Agreement with Farzana Khaleel, effective as of December 31, 2022 (incorporated by reference to the Company's Current Report on Form 8-K, filed January 3, 2023).

21	Subsidiaries of CBL & Associates Properties, Inc.

23	Consent of Deloitte & Touche LLP.

24	Power of Attorney

31.1	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (Filed herewith.)

101.SCH	Inline XBRL Taxonomy Extension Schema Document. (Filed herewith.)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)

Exhibit Number	Description
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*). (Filed herewith.)

† A management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBL & ASSOCIATES PROPERTIES, INC.
(Registrant)

By:	/s/ Ben Jaenicke
Ben Jaenicke
Executive Vice President - Chief Financial Officer

Dated: March 1, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Contis*	Chairman of the Board	March 1, 2023
David J. Contis

/s/ Stephen D. Lebovitz	Director and Chief Executive Officer (Principal Executive Officer)	March 1, 2023
Stephen D. Lebovitz

/s/ Ben Jaenicke	Executive Vice President - Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2023
Ben Jaenicke

/s/ Charles B. Lebovitz*	Director	March 1, 2023
Charles B. Lebovitz

/s/ Marjorie L. Bowen*	Director	March 1, 2023
Marjorie L. Bowen

/s/ David M. Fields*	Director	March 1, 2023
David M. Fields

/s/ Robert G. Gifford*	Director	March 1, 2023
Robert G. Gifford
/s/ Jeffrey Kivitz*	Director	March 1, 2023
Jeffrey Kivitz

*By: /s/ Ben Jaenicke	Attorney-in-Fact	March 1, 2023
Ben Jaenicke