Form 10-Q
period 2023-03-31
CBL & ASSOCIATES PROPERTIES INC
filed 2023-05-10
CIK 910612

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

As of May 3, 2023, 32,060,922 shares of common stock were outstanding, excluding 34 treasury shares.

CBL & Associates Properties, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1: Condensed Consolidated Financial Statements (Unaudited)

CBL & Associates Properties, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
ASSETS (1)	2023	2022
Real estate assets:
Land	$590,327	$596,715
Buildings and improvements	1,194,887	1,198,597
	1,785,214	1,795,312
Accumulated depreciation	(161,466)	(136,901)
	1,623,748	1,658,411
Developments in progress	7,162	5,576
Net investment in real estate assets	1,630,910	1,663,987
Cash and cash equivalents	22,555	44,718
Restricted cash	72,432	97,231
Available-for-sale securities - at fair value (amortized cost of $259,928 and $293,476 as of March 31, 2023 and December 31, 2022, respectively)	259,404	292,422
Receivables:
Tenant	32,590	40,620
Other	4,203	3,876
Investments in unconsolidated affiliates	75,900	77,295
In-place leases, net	219,391	247,497
Above market leases, net	156,274	171,265
Intangible lease assets and other assets	42,132	39,332
	$2,515,791	$2,678,243
LIABILITIES AND EQUITY
Mortgage and other indebtedness, net	$1,946,429	$2,000,186
Below market leases, net	101,628	110,616
Accounts payable and accrued liabilities	110,129	200,312
Total liabilities (1)	2,158,186	2,311,114
Shareholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized, 32,060,922 and 31,780,075 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively (in each case, excluding 34 treasury shares)	32	32
Additional paid-in capital	711,956	710,497
Accumulated other comprehensive loss	(524)	(1,054)
Accumulated deficit	(348,699)	(338,934)
Total shareholders' equity	362,765	370,541
Noncontrolling interests	(5,160)	(3,412)
Total equity	357,605	367,129
	$2,515,791	$2,678,243
(1)
As of March 31, 2023, includes $187,693 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $203,730 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. See Note 7.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
REVENUES:
Rental revenues	$130,324	$135,332
Management, development and leasing fees	2,434	1,769
Other	3,601	3,001
Total revenues	136,359	140,102
EXPENSES:
Property operating	(24,614)	(23,344)
Depreciation and amortization	(53,269)	(68,943)
Real estate taxes	(14,788)	(14,435)
Maintenance and repairs	(11,524)	(10,566)
General and administrative	(19,229)	(18,074)
Litigation settlement	44	81
Other	(198)	—
Total expenses	(123,578)	(135,281)
OTHER INCOME (EXPENSES):
Interest and other income	2,665	155
Interest expense	(43,524)	(90,659)
Gain on deconsolidation	28,151	36,250
Gain on sales of real estate assets	1,596	16
Reorganization items, net	—	(1,571)
Income tax benefit (provision)	101	(801)
Equity in (losses) earnings of unconsolidated affiliates	(1,256)	8,566
Total other expenses	(12,267)	(48,044)
Net income (loss)	514	(43,223)
Net loss attributable to noncontrolling interests in:
Operating Partnership	—	15
Other consolidated subsidiaries	1,745	2,486
Net income (loss) attributable to the Company	2,259	(40,722)
Dividends allocable to unvested restricted stock	(280)	—
Net income (loss) attributable to common shareholders	$1,979	$(40,722)
Basic and diluted per share data attributable to common shareholders:
Basic earnings per share	$0.06	$(1.45)
Diluted earnings per share	0.06	(1.45)
Weighted-average basic share	31,304	27,998
Weighted-average diluted shares	31,369	27,998

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$514	$(43,223)

Other comprehensive gain:
Unrealized gain on available-for-sale securities	530	42
Comprehensive income (loss)	1,044	(43,181)
Comprehensive loss attributable to noncontrolling interests in:
Operating Partnership	—	15
Other consolidated subsidiaries	1,745	2,486
Comprehensive income (loss) attributable to the Company	2,789	(40,680)
Dividends allocable to unvested restricted stock	(280)	—
Comprehensive income (loss) attributable to common shareholders	$2,509	$(40,680)

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Equity

(In thousands, except share data)

(Unaudited)

	Equity
	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2021	$21	$547,726	$(3)	$(151,545)	$396,199	$4,901	$401,100
Net loss	—	—	—	(40,722)	(40,722)	(2,501)	(43,223)
Other comprehensive income	—	—	42	—	42	—	42
Share-based compensation expense	—	2,743	—	—	2,743	—	2,743
Conversion of exchangeable notes into 10,982,795 shares of common stock	11	152,527	—	—	152,538	—	152,538
Contributions from noncontrolling interests	—	—	—	—	—	143	143
Balance, March 31, 2022	$32	$702,996	$39	$(192,267)	$510,800	$2,543	$513,343

	Equity
	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2022	$32	$710,497	$(1,054)	$(338,934)	$370,541	$(3,412)	$367,129
Net income (loss)	—	—	—	2,259	2,259	(1,745)	514
Other comprehensive income	—	—	530	—	530	—	530
Dividends declared - common stock	—	—	—	(12,024)	(12,024)	—	(12,024)
Issuance of 152,905 shares of restricted common stock	—	—	—	—	—	—	—
Issuance of 133,221 shares of common stock associated with performance stock units, net of shares withheld for tax	—	(1,793)	—	—	(1,793)	—	(1,793)
Distributions to noncontrolling interests	—	—	—	—	—	(3)	(3)
Amortization of deferred compensation	—	1,843	—	—	1,843	—	1,843
Compensation expense related to performance stock units	—	1,409	—	—	1,409	—	1,409
Balance, March 31, 2023	$32	$711,956	$(524)	$(348,699)	$362,765	$(5,160)	$357,605

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$514	$(43,223)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	53,269	68,943
Net amortization of deferred financing costs, discounts on available-for-sale securities and debt discounts	7,852	63,655
Net amortization of intangible lease assets and liabilities	5,337	6,323
Gain on sales of real estate assets	(1,596)	(16)
Gain on deconsolidation	(28,151)	(36,250)
Write-off of development projects	17	—
Share-based compensation expense	3,252	2,743
Equity in losses (earnings) of unconsolidated affiliates	1,256	(8,566)
Distributions of earnings from unconsolidated affiliates	3,335	7,840
Change in estimate of uncollectable revenues	(138)	(737)
Change in deferred tax accounts	225	(67)
Changes in:
Tenant and other receivables	7,934	3,305
Other assets	(2,667)	(5,114)
Accounts payable and accrued liabilities	(17,264)	(16,407)
Net cash provided by operating activities	33,175	42,429
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(6,729)	(5,762)
Proceeds from sales of real estate assets	4,622	16
Purchases of available-for-sale securities	(15,004)	(149,936)
Redemptions of available-for-sale securities	50,850	149,998
Payments received on mortgage and other notes receivable	21	13
Additional investments in and advances to unconsolidated affiliates	(4,682)	(997)
Distributions in excess of equity in earnings of unconsolidated affiliates	1,504	4,697
Changes in other assets	(710)	(471)
Net cash provided by (used in) investing activities	29,872	(2,442)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage and other indebtedness	(26,155)	(29,500)
Additions to deferred financing costs	—	(1,668)
Contributions from noncontrolling interests	—	143
Shares of common stock withheld for tax associated with performance stock units	(1,793)	—
Distributions to noncontrolling interests	(3)	—
Dividends paid to common shareholders	(82,058)	—
Net cash used in financing activities	(110,009)	(31,025)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(46,962)	8,962
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	141,949	236,198
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$94,987	$245,160
Reconciliation from condensed consolidated statements of cash flows to condensed consolidated balance sheets:
Cash and cash equivalents	$22,555	$185,744
Restricted cash:
Restricted cash	35,006	28,678
Mortgage escrows	37,426	30,738
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$94,987	$245,160

SUPPLEMENTAL INFORMATION
Cash paid for interest, net of amounts capitalized	$32,762	$21,453
Cash paid for reorganization items	$-	$3,156

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

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

As of March 31, 2023, the Operating Partnership owned interests in the following properties:

	Malls (1)	Outlet Centers (1)	Lifestyle Centers (1)	Open-Air Centers (2)	Other (2)(3)	Total
Consolidated Properties	41	2	3	21	4	71
Unconsolidated Properties (4)	6	3	2	8	1	20
Total	47	5	5	29	5	91
(1)
The Company has aggregated Malls, Outlet Centers and Lifestyle Centers into one reportable segment (the "Malls") because they have similar economic characteristics and they provide similar products and services to similar types of, and in many cases, the same tenants.
(2)
Included in “All Other” for purposes of segment reporting.
(3)
CBL's two consolidated corporate office buildings are included in the Other category.
(4)
The Operating Partnership accounts for these investments using the equity method.

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. As of March 31, 2023, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.00% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 98.97% limited partner interest for a combined interest held by CBL of 99.97%. As of March 31, 2023, third parties owned a 0.03% limited partner interest in the Operating Partnership.

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

The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. All intercompany transactions have been eliminated. The results for the interim period ended March 31, 2023 are not necessarily indicative of the results to be obtained for the full fiscal year.

Reclassifications

The Company reclassified restricted cash of $97,231 from intangible lease assets and other assets into an individual line item on the condensed consolidated balance sheets at December 31, 2022 to conform with the current period presentation.

Note 2 – Summary of Significant Accounting Policies

Accounting Guidance Adopted

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, "Reference Rate Reform," which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. Additional optional expedients, exceptions and clarifications were created in ASU 2021-01. The guidance is effective upon issuance and generally can be applied to any contract modifications or existing and new hedging relationships through December 31, 2024. The Company elected the expedients in conjunction with transitioning certain debt instruments to alternative benchmark indexes. There was no impact on our condensed consolidated financial statements at adoption. See Note 8 for additional information.

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

Note 3 – Revenues

Revenues

The following table presents the Company's revenues disaggregated by revenue source for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Rental revenues	$130,324	$135,332
Revenues from contracts with customers (Accounting Standards Codification ("ASC") 606):
Operating expense reimbursements	2,216	2,189
Management, development and leasing fees (1)	2,434	1,769
Marketing revenues (2)	645	(15)
	5,295	3,943

Other revenues	740	827
Total revenues (3)	$136,359	$140,102
(1)
Included in All Other segment.
(2)
Marketing revenues solely relate to the Malls segment for all periods presented.
(3)
Sales taxes are excluded from revenues.

See Note 9 for information on the Company's segments.

Revenues from Contracts with Customers

Outstanding Performance Obligations

The Company has outstanding performance obligations related to certain noncancellable contracts with customers for which it will receive fixed operating expense reimbursements for providing certain maintenance and other services as described above. As of March 31, 2023, the Company expects to recognize these amounts as revenue over the following periods:

Performance obligation	Less than 5 years	5-20 years	Over 20 years	Total
Fixed operating expense reimbursements	$20,836	$46,953	$42,213	$110,002

The Company evaluates its performance obligations each period and makes adjustments to reflect any known additions or cancellations. Performance obligations related to variable consideration, which is based on sales, are constrained.

Note 4 – Leases

The components of rental revenues for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
	2023	2022
Fixed lease payments	$98,981	$95,648
Variable lease payments	31,343	39,684
Total rental revenues	$130,324	$135,332

The undiscounted future fixed lease payments to be received under the Company's operating leases as of March 31, 2023, are as follows:

Years Ending December 31,	Operating Leases
2023 (1)	$316,868
2024	310,620
2025	242,066
2026	182,356
2027	131,418
2028	85,426
Thereafter	209,673
Total undiscounted lease payments	$1,478,427
(1)
Reflects rental payments for the fiscal period April 1, 2023 to December 31, 2023.

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

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments. The estimated fair value of mortgage and other indebtedness was $1,770,334 and $1,833,992 as of March 31, 2023 and December 31, 2022, respectively. The fair value of mortgage and other indebtedness was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently.

Fair Value Measurements on a Recurring Basis

During the three months ended March 31, 2023, the Company has continued to reinvest the cash from maturing U.S. Treasury securities into new U.S. Treasury securities. The Company designated the U.S. Treasury securities as available-for-sale (“AFS”). The table below sets forth information regarding the Company’s AFS securities that were measured at fair value for the three months ended March 31, 2023. Subsequent to March 31, 2023, the Company redeemed and purchased additional U.S. Treasury securities. See Note 14 for additional information.

AFS Security	Amortized Cost (1)	Allowance for credit losses (2)	Total unrealized loss	Fair value as of March 31, 2023 (3)
U.S. Treasury securities	$259,928	$—	$(524)	$259,404
(1)
The U.S. Treasury securities have maturities through November 2023.
(2)
U.S Treasury securities have a long history with no credit losses. Additionally, the Company notes that U.S Treasury securities are explicitly fully guaranteed by a sovereign entity that can print its own currency and that the sovereign entity’s currency is routinely held by central banks and other major financial institutions, is used in international commerce, and commonly viewed as a reserve currency, all of which qualitatively indicate that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. Therefore, the Company did not record expected credit losses for its U.S Treasury securities for the three months ended March 31, 2023.
(3)
The fair value was calculated using Level 1 inputs.

The following table sets forth information regarding the Company’s AFS securities that were measured at fair value for the year ended December 31, 2022:

AFS Security	Amortized Cost	Allowance for credit losses (1)	Total unrealized loss	Fair value as of December 31, 2022 (2)
U.S. Treasury securities	$293,476	$—	$(1,054)	$292,422
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

Long-lived Assets Measured at Fair Value in 2023

During the three months ended March 31, 2023, the Company adjusted the negative equity in Alamance Crossing East to zero upon deconsolidation, which represents the estimated fair value of the Company's investment in that property. See Note 7 for additional information.

Long-lived Assets Measured at Fair Value in 2022

During the three months ended March 31, 2022, the Company adjusted the negative equity in Greenbrier Mall to zero upon deconsolidation, which represented the estimated fair value of the Company's investment in that property.

Note 6 – Dispositions

Dispositions

Based on its analysis, the Company determined that the dispositions described below do not meet the criteria for classification as discontinued operations and are not considered to be significant disposals based on its quantitative and qualitative evaluation. Thus, the results of operations of the properties described below, as well as any related gains or losses, are included in net income (loss) for all periods presented, as applicable.

2023 Dispositions

During the three months ended March 31, 2023, the Company deconsolidated Alamance Crossing East, which resulted in $28,151 of gain on deconsolidation. Alamance Crossing East was included in Malls for purposes of segment reporting. See Note 7 for additional information.

During the three months ended March 31, 2023, the Company realized a gain of $1,596, primarily related to the sale of four land parcels. Gross proceeds from sales of real estate assets were $4,949 for the three months ended March 31, 2023.

2022 Dispositions

The Company had no significant dispositions during the three months ended March 31, 2022.

Note 7 – Unconsolidated Affiliates and Noncontrolling Interests

Unconsolidated Affiliates

Although the Company had majority ownership of certain joint ventures during 2023 and 2022, it evaluated the investments and concluded that the other partners or owners in these joint ventures had substantive participating rights, such as approvals of:

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

At March 31, 2023, the Company had investments in 24 entities, which are accounted for using the equity method of accounting. The Company's ownership interest in these unconsolidated affiliates ranges from 33% to 100%. Of these entities, 16 are owned in 50/50 joint ventures.

2023 Activity - Unconsolidated Affiliates

Alamance Crossing CMBS, LLC

In February 2023, the Company deconsolidated Alamance Crossing East as a result of the Company losing control when the property was placed in receivership. As of March 31, 2023, the loan secured by Alamance Crossing East had an outstanding balance of $41,122. For the three months ended March 31, 2023, the Company recognized gain on deconsolidation of $28,151.

CBL-TRS Friendly Center 2023, LLC

Subsequent to March 31, 2023, the Company and its joint venture partner entered into a new $148,000 loan secured by Friendly Center and The Shops at Friendly Center. See Note 14 for additional information.

Louisville Outlet Shoppes, LLC

Subsequent to March 31, 2023, the $7,247 loan secured by The Outlet Shoppes of the Bluegrass - Phase II was paid off. See Note 14.

West County Mall CMBS, LLC

In March 2023, the loan secured by West County Mall was extended through December 2024, with one two-year conditional extension available upon meeting certain requirements.

Condensed Combined Financial Statements - Unconsolidated Affiliates

Condensed combined financial statement information of the unconsolidated affiliates is as follows:

	March 31, 2023	December 31, 2022
ASSETS:
Investment in real estate assets	$1,987,033	$1,971,348
Accumulated depreciation	(846,305)	(829,574)
	1,140,728	1,141,774
Developments in progress	10,870	10,914
Net investment in real estate assets	1,151,598	1,152,688
Other assets	187,818	170,756
Total assets	$1,339,416	$1,323,444
LIABILITIES:
Mortgage and other indebtedness, net	$1,359,475	$1,333,152
Other liabilities	37,938	33,419
Total liabilities	1,397,413	1,366,571
OWNERS' EQUITY (DEFICIT):
The Company	8,483	3,123
Other investors	(66,480)	(46,250)
Total owners' deficit	(57,997)	(43,127)
Total liabilities and owners’ deficit	$1,339,416	$1,323,444

	Three Months Ended March 31,
	2023	2022
Total revenues	$60,533	$63,737
Net income (1)	$9,181	$20,678
(1)
The Company's pro rata share of net income (loss) was $(1,256) and $8,566 for the three months ended March 31, 2023, and 2022, respectively.

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

Consolidated VIEs

As of March 31, 2023, the Company had investments in 11 consolidated VIEs with ownership interests ranging from 50% to 92%.

Unconsolidated VIEs

The table below lists the Company's unconsolidated VIEs as of March 31, 2023:

Unconsolidated VIEs:	Investment in Real Estate Joint Ventures and Partnerships	Maximum Risk of Loss
Alamance Crossing CMBS, LLC (1)	$—	$—
Ambassador Infrastructure, LLC (2)	—	5,749
Atlanta Outlet JV, LLC (2)	—	4,375
BI Development, LLC	129	129
BI Development II, LLC	36	36
CBL-T/C, LLC	—	—
El Paso Outlet Center Holding, LLC	—	—
Fremaux Town Center JV, LLC	—	—
Louisville Outlet Shoppes, LLC (2)	—	7,247
Mall of South Carolina L.P.	—	—
Vision - CBL Hamilton Place, LLC	2,164	2,164
Vision - CBL Mayfaire TC Hotel, LLC	1,800	1,800
	$4,129	$21,500
(1)
During the three months ended March 31, 2023, the property was placed into receivership.
(2)
The Operating Partnership has guaranteed all or a portion of the debt of each of these VIEs. See Note 11 for more information.

Note 8 – Mortgage and Other Indebtedness, Net

CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries that it has a direct or indirect ownership interest in are the borrowers on all the Company's debt.

CBL is a limited guarantor of the secured term loan for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates.

The Company’s mortgage and other indebtedness, net, consisted of the following:

	March 31, 2023		December 31, 2022
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Open-air centers and outparcels loan	$180,000	6.95%	$180,000	6.95%
Non-recourse loans on operating properties	792,999	4.85%	843,634	4.90%
Total fixed-rate debt	972,999	5.24%	1,023,634	5.26%
Variable-rate debt:
Secured term loan (2)	816,739	7.41%	829,452	6.87%
Open-air centers and outparcels loan	180,000	8.77%	180,000	8.22%
Non-recourse loans on operating properties	55,965	7.80%	56,490	7.26%
Total variable-rate debt	1,052,704	7.66%	1,065,942	7.12%
Total fixed-rate and variable-rate debt	2,025,703	6.50%	2,089,576	6.21%
Unamortized deferred financing costs	(15,903)		(17,101)
Debt discounts (3)	(63,371)		(72,289)
Total mortgage and other indebtedness, net	$1,946,429		$2,000,186
(1)
Weighted-average interest rate excludes amortization of deferred financing costs.
(2)
The Operating Partnership provided a limited guaranty up to a maximum of $175,000 (the “Principal Liability Cap”). The Principal Liability Cap will be reduced by an amount equal to 100% of the first $2,500 in principal amortization made by HoldCo I each calendar year and will be reduced further by 50% of the principal amortization payments made by HoldCo I each calendar year in excess of the first $2,500 in principal amortization for such calendar year. As of March 31, 2023, the Principal Liability Cap had been reduced to $129,241. The Principal Liability Cap is eliminated when the loan balance is reduced below $650,000.
(3)
In conjunction with fresh start accounting, the Company estimated the fair value of its mortgage notes with the assistance of a third-party valuation advisor. This resulted in recognizing a debt discount upon emerging from bankruptcy. The debt discount is accreted over the term of the respective debt using the effective interest method. The remaining debt discounts at March 31, 2023 will be accreted over a weighted average period of 2.7 years.

Non-recourse loans on operating properties, the open-air centers and outparcels loan and the secured term loan include loans that are secured by properties owned by the Company that have a carrying value of $1,572,974 at March 31, 2023.

2023 Loan Activity

In February 2023, the loan secured by Fayette Mall was extended through May 2024. The interest rate remains fixed at 4.25%. The outstanding balance of the loan secured by Fayette Mall was $125,534 as of March 31, 2023.

In March 2023, the secured term loan was amended to replace LIBOR with the secured overnight financing rate ("SOFR") for purposes of calculating interest. The transition to SOFR is effective as of June 30, 2023. The interest rate on the conversion date will be SOFR plus the applicable margin (2.75%) plus the SOFR adjustment (0.11448%).

Subsequent to March 31, 2023, the Operating Partnership entered into an interest rate swap. See Note 14 for additional information.

Scheduled Principal Payments

As of March 31, 2023, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, are as follows:

2023 (1)	$180,237
2024	188,860
2025	828,607
2026	375,588
2027	360,895
2028	950
Thereafter	61,905
Total	1,997,042
Principal balance of loans with maturity date prior to March 31, 2023 (2)	28,661
Total mortgage and other indebtedness	$2,025,703
(1)
Reflects scheduled principal amortization and balloon payments for the fiscal period April 1, 2023 through December 31, 2023.
(2)
Represents the principal balance as of March 31, 2023 of the loan secured by WestGate Mall, which is in maturity default. The Company is in discussions with the lender. The loan matured in July 2022 and had a balance of $28,661 as of March 31, 2023.

Of the $180,237 of scheduled principal payments for the remainder of 2023, $152,153 relates to the maturing principal balance of three operating property loans. Subsequent to March 31, 2023, the loan secured by Cross Creek Mall was extended through May 20, 2023. The Company remains in discussions with the lender regarding a long-term extension. See Note 14.

Note 9 – Segment Information

The Company measures performance and allocates resources according to property type, which is determined based on certain criteria such as type of tenants, capital requirements, economic risks, leasing terms, and short and long-term returns on capital. Rental income and tenant reimbursements from tenant leases provide the majority of revenues from all segments.

Information on the Company’s segments is presented as follows:

Three Months Ended March 31, 2023	Malls (1)	All Other (2)	Total
Revenues (3)	$115,883	$20,476	$136,359
Property operating expenses (4)	(46,871)	(4,055)	(50,926)
Interest expense	(20,483)	(23,041)	(43,524)
Gain on sales of real estate assets	—	1,596	1,596
Other expense	—	(198)	(198)
Segment profit (loss)	$48,529	$(5,222)	43,307
Depreciation and amortization			(53,269)
General and administrative			(19,229)
Litigation settlement			44
Interest and other income			2,665
Gain on deconsolidation			28,151
Income tax benefit			101
Equity in losses of unconsolidated affiliates			(1,256)
Net income			$514
Capital expenditures (5)	$4,433	$3,102	$7,535

Three Months Ended March 31, 2022	Malls (1)	All Other (2)	Total
Revenues (3)	$121,428	$18,674	$140,102
Property operating expenses (4)	(44,684)	(3,661)	(48,345)
Interest expense	(71,159)	(19,500)	(90,659)
Gain on sales of real estate assets	—	16	16
Segment profit (loss)	$5,585	$(4,471)	1,114
Depreciation and amortization			(68,943)
General and administrative expense			(18,074)
Litigation settlement			81
Interest and other income			155
Gain on deconsolidation			36,250
Reorganization items, net			(1,571)
Income tax provision			(801)
Equity in earnings of unconsolidated affiliates			8,566
Net loss			$(43,223)
Capital expenditures (5)	$3,960	$1,870	$5,830

Total assets	Malls (1)	All Other (2)	Total
March 31, 2023	$1,628,645	$887,146	$2,515,791

December 31, 2022	$1,695,813	$982,430	$2,678,243

(1)
The Malls category includes malls, lifestyle centers and outlet centers.
(2)
The All Other category includes open-air centers, outparcels, office buildings, corporate-level debt and the Management Company.
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

The following table presents the calculation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Basic earnings per share
Net income (loss) attributable to the Company	$2,259	$(40,722)
Less: Dividends allocable to unvested restricted stock	(280)	—
Net income (loss) attributable to common shareholders	1,979	(40,722)
Weighted-average basic shares outstanding	31,304	27,998
Net income (loss) per share attributable to common shareholders	$0.06	$(1.45)

Diluted earnings per share (1)
Net income (loss) attributable to common shareholders	$1,979	$(40,722)
Weighted-average basic shares outstanding	31,369	27,998
Net income (loss) per share attributable to common shareholders	$0.06	$(1.45)
(1)
For the three months ended March 31, 2023, the computation of diluted EPS includes contingently issuable shares related to PSUs calculated under the two-class method. Additionally, for the three months ended March 31, 2023, the computation of diluted EPS does not include contingently issuable shares related to unvested restricted stock awards due to their anti-dilutive nature. Had the contingently issuable shares been dilutive, the denominator for diluted EPS would have been 31,378, including 10 contingently issuable shares related to unvested restricted stock awards. There were no potential dilutive common shares and there were no anti-dilutive shares for the three months ended March 31, 2022.

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

The operative complaint filed in the Securities Class Action Litigation alleges violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s contingent liabilities, business, operations, and prospects during the period of time specified above. The plaintiffs seek compensatory damages and attorneys’ fees and costs, among other relief, but have not specified the amount of damages sought. On May 3, 2022, the court dismissed the Company from the Securities Class Action Litigation but declined to dismiss the individual defendants. The court also lifted the stay of the proceedings and, on June 9, 2022, entered a scheduling order. Plaintiffs’ motion for class certification, which was opposed, was fully briefed and pending as of December 31, 2022. Following mediation on January 31, 2023, before a private mediator, the parties reached an agreement in principle to resolve the Securities Class Action Litigation, subject to documentation and court approval. On April 19, 2023, plaintiffs submitted the settlement to the court as part of an Unopposed Motion for Preliminary Approval of Class Action Settlement. On April 24, 2023, the court entered an order preliminarily approving the proposed settlement, subject to a final fairness hearing in August 2023. The settlement is expected to be fully funded by directors and officers liability insurance, subject to the terms and conditions thereof, with no contribution expected from the Company or the individual defendants. By agreeing to resolve the matter, neither the Company nor any of the individual defendants are admitting any liability or wrongdoing, and they have expressly denied both. Rather, defendants entered into the settlement to eliminate the risks, costs, and distractions associated with further litigation of this matter.

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

The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023						Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership	Maximum Guaranteed Amount	Debt Maturity Date (1)		March 31, 2023	December 31, 2022
West Melbourne I, LLC - Phase I	50%	$36,570	50%	$18,285	Feb-2025	(2)	$183	$185
West Melbourne I, LLC - Phase II	50%	11,673	50%	5,837	Feb-2025	(2)	58	59
Port Orange I, LLC	50%	48,948	50%	24,474	Feb-2025	(2)	245	247
Ambassador Infrastructure, LLC	65%	5,749	100%	5,749	Mar-2025		70	70
Atlanta Outlet JV, LLC	50%	4,375	100%	4,375	Nov-2023		—	—
Louisville Outlet Shoppes, LLC (3)	50%	7,247	100%	7,247	Apr-2023		—	—
Total guaranty liability							$556	$561
(1)
Excludes any extension options.
(2)
These loans have a one-year extension option at the joint venture’s election.
(3)
Subsequent to March 31, 2023, the loan was paid off. See Note 14.

For the three months ended March 31, 2023 and 2022, the Company evaluated each guaranty, listed in the table above, individually by evaluating the debt service ratio, cash flow forecasts and the performance of each loan, where applicable. The result of the analysis was that each loan is current and performing. The Company did not record a credit loss related to the guarantees listed in the table above for the three months ended March 31, 2023 and 2022.

Note 12 – Share-Based Compensation

Restricted Stock Awards

Compensation expense is recognized on a straight-line basis over the requisite service period. The share-based compensation expense related to restricted stock awards granted under the CBL & Associates Properties, Inc. 2021 Equity Incentive Plan ("EIP") was $1,843 and $1,622 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was $18,507 of total unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.7 years. Share-based compensation cost resulting from share-based awards is recorded at the Management Company, which is a taxable entity.

A summary of the status of the Company’s nonvested restricted stock awards as of March 31, 2023, and changes during the three months ended March 31, 2023, are presented below:

	Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested at January 1, 2023	662,875	$27.42
Granted	355,278	$26.21
Vested	(265,341)	$26.25
Forfeited	(5,279)	$24.86
Nonvested at March 31, 2023	747,533	$27.28

The total grant-date fair value of restricted stock awards granted during the three months ended March 31, 2023 was $9,313. The total fair value of restricted stock awards that vested during the three months ended March 31, 2023 was $6,755.

Performance Stock Awards

In February 2023, the compensation committee of the board of directors established a long-term incentive program (“LTIP”) under the EIP and approved 2023 LTIP awards consisting of both a PSU component (55% - 60% of the LTIP award) and a restricted stock award component (40% - 45% of the LTIP award). The amount of common stock that may be issued for the PSU component upon the conclusion of the applicable three-year performance period will be determined by two measures: (i) a portion (40%) of the number of shares issued will be determined based on the Company’s achievement of specified levels of long-term relative Total Stockholder Return (“TSR”) performance (stock price appreciation plus aggregate dividends) versus the Retail Sector Component (excluding companies comprising the Free-Standing Subsector) of the Financial Times Stock Exchange ("FTSE") National Association of Real Estate Investment Trusts ("NAREIT") All Equity REIT Index, provided that at least a “Threshold” level must be attained for any shares to be received, and (ii) a portion (60%) of such number of shares issued will be determined based on the Company’s absolute TSR performance over such period, provided again that at least a “Threshold” level must be attained for any shares to be received. The restricted stock award component consists of time-vesting restricted stock, of which a third of the award vests equally over the three-year performance period.

Compensation cost for the PSUs granted in February 2023 is recognized on a straight-line basis over the service period since it is longer than the performance period. The resulting expense is recorded regardless of whether any PSU awards are earned as long as the required service period is met. For the PSUs granted in February 2022, each quarter, management assesses the probability that the measures associated with the Company's outstanding PSU awards will be attained. The Company begins recognizing compensation expense on a straight-line basis over the remaining service period once the PSU award measures are deemed probable of achievement. See Note 16 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for a description of the PSUs granted in February 2022. Share-based compensation expense related to the 2022 and 2023 PSUs granted under the EIP was $1,409 and $1,121 for the three months ended March 31, 2023 and 2022, respectively. The unrecognized compensation expense related to the 2022 and 2023 PSUs was $17,036 as of March 31, 2023, which is expected to be recognized over a weighted-average period of 3.1 years.

A summary of the status of the Company’s outstanding 2022 and 2023 PSU awards as of March 31, 2023, and changes during the three months ended March 31, 2023, are presented below:

	PSUs	Weighted- Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2023	607,128	$24.69
2023 PSUs granted	157,789	$38.79
Incremental PSUs granted (1)	10,909	$24.54
Forfeited	(51,019)	$24.87
Outstanding at March 31, 2023	724,807	$27.90
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

The total grant-date fair value of PSU awards granted during the three months ended March 31, 2023 was $6,120.

The following table summarizes the assumptions used in the Monte Carlo simulation pricing model related to the PSUs granted in 2023:

2023 PSUs
Grant date	February 17, 2023
Fair value per share on valuation date (1)	$38.79
Risk-free interest rate (2)	4.37%
Expected share price volatility (3)	62.50%
(1)
The value of the PSU awards is estimated on the date of grant using a Monte Carlo simulation model. The valuation consists of computing the fair value using CBL's simulated stock price as well as TSR over a three-year performance period. The award is modeled as a contingent claim in that the expected return on the underlying shares is risk-free and the rate of discounting the payoff of the award is also risk-free. The weighted-average fair value per share related to the 2023 PSUs consists of 63,114 shares at a fair value of $40.64 per share (which relates to the relative TSR) and 94,675 shares at a fair value of $37.55 per share (which relates to absolute TSR).
(2)
The risk-free interest rate was based on the yield curve on zero-coupon U.S. Treasury securities in effect as of the valuation date, which is the grant date listed above.
(3)
The computation of expected volatility was based on the historical volatility of CBL's shares of common stock based on annualized daily total continuous returns over a three-year period and implied volatility data based on the trailing month average of daily implied volatilities implied by stock call option contracts that were both closest to the terms shown and closest to the money.

Note 13 – Noncash Investing and Financing Activities

The Company’s noncash investing and financing activities were as follows:

	Three Months Ended March 31,
	2023	2022
Additions to real estate assets accrued but not yet paid	$9,632	$11,177
Deconsolidation upon loss of control (1):
Decrease in real estate assets	(9,015)	(18,810)
Decrease in mortgage and other indebtedness	37,693	56,226
Decrease in operating assets and liabilities	3,352	5,686
Decrease in intangible lease and other assets	(3,879)	(6,852)
(1)
See Note 7 for additional information.

Note 14 – Subsequent Events

In April 2023, the Company and its joint venture partner entered into a new $148,000 loan secured by Friendly Center and The Shops at Friendly Center. Proceeds from the new loan were used to pay off two previous loans totaling $145,591. The new loan bears a fixed interest rate of 6.44% and matures in May 2028.

In April 2023, the loan secured by Cross Creek Mall was extended through May 20, 2023. The Company is in discussions with the lender regarding a long-term extension.

In April 2023, the $7,247 loan secured by The Outlet Shoppes of the Bluegrass - Phase II, an unconsolidated affiliate, was paid off.

In April 2023, the Company redeemed $46,994 in U.S. Treasury securities and purchased $40,774 in new U.S. Treasury securities with maturities through September 2023.

In May 2023, the Company redeemed $44,150 in U.S. Treasury securities and purchased $44,155 in new U.S. Treasury securities with maturities through April 2024.

In May 2023, the Operating Partnership entered into an interest rate swap with a notional amount of $32,000 to fix the interest rate at 7.3975% on $32,000 of the variable rate portion of the open-air centers and outparcels loan. The swap has a maturity date of June 7, 2027. The Company designated the swap as a cash flow hedge on its variable rate debt.

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

Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance or results and we can give no assurance that these expectations will be attained. It is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of known and unknown risks and uncertainties. In addition to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, such known risks and uncertainties include, without limitation:

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

Executive Overview

We are a self-managed, self-administered, fully integrated REIT that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, outlet centers, lifestyle centers, open-air centers and other properties. See Note 1 to the condensed consolidated financial statements for information on our property interests as of March 31, 2023. We have elected to be taxed as a REIT for federal income tax purposes.

As of March 31, 2023, portfolio occupancy was 89.8%, which represents a 150-basis-point increase compared to the prior-year period. We signed nearly 1.3 million square feet of leases during the quarter, including more than 285,000-square-feet of new leases. Improved occupancy levels translated into higher rents and improved lease spreads across the portfolio. While sales moderated during the first quarter, levels remain well above 2019.

Rental revenue growth during the first quarter of 2023 from new leasing was offset by lower percentage rents, an unfavorable variance in uncollectable revenues and higher expenses that were primarily related to completion of previously delayed maintenance projects and timing of certain third-party contract expenses.

We have closed on more than $312.0 million in financings year-to-date. We are currently in the process of addressing the remaining 2023 maturities, as well as looking ahead to 2024 and beyond. We benefit from a balance sheet comprised almost exclusively of non-recourse mortgage debt, with significant ongoing amortization reducing leverage and unlocking equity value. As 2023 progresses, we are focused on improving operating performance and enhancing free cash flow, as well as improving value through disciplined capital allocation.

We had net income for the three months ended March 31, 2023 of $0.5 million, as compared to a net loss for the three months ended March 31, 2022 of $43.2 million. We had net income attributable to common shareholders for the three months ended March 31, 2023 of $2.0 million, as compared to a net loss attributable to common shareholders for the three months ended March 31, 2022 of $40.7 million. Significant items that affected comparability between the three-month periods include:

•
Items increasing net income for the three months ended March 31, 2023 compared to the prior-year period:
•
Interest expense was $47.1 million lower;
•
Depreciation and amortization expense was $15.7 million lower;
•
Interest income was $2.5 million higher.
•
Items decreasing net income for the three months ended March 31, 2023 compared to the prior-year period:
•
Equity in losses was $1.3 million compared to equity in earnings of $8.6 million for the three months ended March 31, 2022;
•
Gain on deconsolidation was $8.1 million lower;
•
Revenues were $3.7 million lower.

Our focus is on continuing to execute our strategy to improve occupancy, drive rent growth and transform the offerings available at our diverse portfolio of dynamic properties to include a targeted mix of retail, service, dining, entertainment and other non-retail uses, primarily through the re-tenanting of former anchor locations as well as diversification of in-line tenancy. This operational strategy is also supported by our balance sheet strategy focused on reducing overall debt, extending our debt maturity schedule and lowering our overall cost of borrowings to limit maturity risk, improve net cash flow and enhance enterprise value. While the industry and our Company continue to face challenges, some of which may not be in our control, we believe that the strategies in place to redevelop our properties and diversify our tenant mix will contribute to stabilization of our portfolio and revenues in future years.

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

Results of Operations

Properties that were in operation for the entire year during 2022 and the three months ended March 31, 2023 are referred to as the "Comparable Properties." Since January 2022, we have deconsolidated:

Deconsolidations

Property	Location	Date of Deconsolidation
Greenbrier Mall (1)(2)	Chesapeake, VA	March 2022
Alamance Crossing East (1)	Burlington, NC	February 2023
(1)
We deconsolidated the property due to a loss of control when the property was placed into receivership in connection with the foreclosure process.
(2)
The foreclosure process was completed in October 2022.

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

Revenues

	Three Months Ended March 31,			Comparable Properties
	2023	2022	Change	Core	Non-core	Deconsolidation	Dispositions
Rental revenues	$130,324	$135,332	$(5,008)	$(3,230)	$315	$(2,093)	$—
Management, development and leasing fees	2,434	1,769	665	665	—	—	—
Other	3,601	3,001	600	662	(20)	(37)	(5)
Total revenues	$136,359	$140,102	$(3,743)	$(1,903)	$295	$(2,130)	$(5)

Rental revenues from the Comparable Properties decreased primarily due to lower percentage rents and an unfavorable variance in the estimate for uncollectable revenues as compared to the prior-year period.

Operating Expenses

	Three Months Ended March 31,			Comparable Properties
	2023	2022	Change	Core	Non-core	Deconsolidation	Dispositions
Property operating	$(24,614)	$(23,344)	$(1,270)	$(1,891)	$137	$434	$50
Real estate taxes	(14,788)	(14,435)	(353)	(483)	(39)	169	—
Maintenance and repairs	(11,524)	(10,566)	(958)	(1,223)	13	252	—
Property operating expenses	(50,926)	(48,345)	(2,581)	(3,597)	111	855	50
Depreciation and amortization	(53,269)	(68,943)	15,674	14,813	(199)	1,073	(13)
General and administrative	(19,229)	(18,074)	(1,155)	(1,155)	—	—	—
Litigation settlement	44	81	(37)	(37)	—	—	—
Other	(198)	—	(198)	(198)	—	—	—
Total operating expenses	$(123,578)	$(135,281)	$11,703	$9,826	$(88)	$1,928	$37

Total property operating expenses at the Comparable Properties increased primarily due to the completion of previously delayed maintenance projects and the timing of certain third-party contracts.

Depreciation and amortization expense at the Comparable Properties decreased primarily due to assets becoming fully depreciated or amortized since the prior-year period related to the shorter useful lives that were implemented upon the adoption of fresh start accounting upon our emergence from bankruptcy.

General and administrative expenses increased due to higher compensation and share-based compensation expenses as compared to the prior-year period.

Other Income and Expenses

Interest and other income increased $2.5 million during the three months ended March 31, 2023 as compared to the prior-year period. The increase was primarily due to holding U.S. Treasury securities that carry higher interest rates in the current-year period.

Interest expense decreased $47.1 million during the three months ended March 31, 2023 as compared to the prior-year period. The decrease was primarily due to $54.4 million less accretion of property-level debt discounts as certain discounts became fully accreted since the prior-year period. The property-level debt discounts were recognized in conjunction with recording our property-level debt at fair value upon the adoption of fresh start accounting. Also, the decrease includes $10.9 million of interest expense in the prior-year period on the secured notes that were fully redeemed in 2022. The decrease in interest expense was partially offset by an increase of $13.7 million in the current period related to the open-air centers and outparcels loan that was entered into during the second quarter of 2022 and higher interest expense on the term loan due to increased variable interest rates.

For the three months ended March 31, 2023, we recorded a $28.2 million gain on deconsolidation related to Alamance Crossing East that was deconsolidated due to a loss of control when the mall was placed into receivership in connection with the foreclosure process. For the three months ended March 31, 2022, we recorded a $36.3 million gain on deconsolidation related to Greenbrier Mall that was deconsolidated due to a loss of control when the mall was placed into receivership in connection with the foreclosure process.

Reorganizations items, net, were a reduction to income of $1.6 million for the three months ended March 31, 2022, which consisted of professional, legal fees and U.S. Trustee fees directly related to the bankruptcy filing in 2020.

Equity in losses of unconsolidated affiliates was $1.3 million for the three months ended March 31, 2023. Equity in earnings of unconsolidated affiliates was $8.6 million for the three months ended March 31, 2022. The decrease in the current-year period as compared to the prior-year period relates to recognizing equity in losses for the three months ended March 31, 2023 in an unconsolidated affiliate where our investment in that unconsolidated affiliate had previously been zero.

The income tax benefit for the three months ended March 31, 2023 was $0.1 million. The income tax provision for the three months ended March 31, 2022 was $0.8 million.

During the three months ended March 31, 2023, we recognized $1.6 million of gain on sales of real estate assets primarily related to the sale of four land parcels. There were no sales of real estate assets during the prior-year period.

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

We include a property in our same-center pool when we have owned all or a portion of the property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year and current year-to-date period. New properties are excluded from same-center NOI until they meet these criteria. Properties excluded from the same-center pool that would otherwise meet these criteria are categorized as excluded properties. We exclude properties for which we are working or intend to work with the lender on a restructure of the terms of the loan secured by the property or convey the secured property to the lender (“Excluded Properties”). As of March 31, 2023, Alamance Crossing East and WestGate Mall were classified as Excluded Properties.

Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss).

A reconciliation of our same-center NOI to net income (loss) for the three-month periods ended March 31, 2023 and 2022 is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$514	$(43,223)
Adjustments: (1)
Depreciation and amortization	57,242	76,564
Interest expense	59,006	106,586
Abandoned projects expense	17	—
Gain on sales of real estate assets	(1,596)	(16)
Loss (gain) on sales of real estate assets of unconsolidated affiliates	16	(629)
Adjustment for unconsolidated affiliates with negative investment	1,591	(12,547)
Gain on deconsolidation	(28,151)	(36,250)
Litigation settlement	(44)	(81)
Reorganization items, net	—	1,571
Income tax (benefit) provision	(101)	801
Lease termination fees	(1,161)	(1,395)
Straight-line rent and above- and below-market lease amortization	3,689	3,240
Net loss attributable to noncontrolling interests in other consolidated subsidiaries	1,745	2,486
General and administrative expenses	19,229	18,074
Management fees and non-property level revenues	(4,980)	(1,086)
Operating Partnership's share of property NOI	107,016	114,095
Non-comparable NOI	(1,837)	(3,954)
Total same-center NOI	$105,179	$110,141
(1)
Adjustments are based on our Operating Partnership's pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.

Same-center NOI decreased 4.5% for the three months ended March 31, 2023 as compared to the prior-year period. The $5.0 million decrease for the three months ended March 31, 2023 compared to the same period in 2022 primarily consisted of a $1.4 million decrease in revenues and a $3.6 million increase in operating expenses. Rental revenues were $2.0 million lower primarily due to decreased percentage rents and an unfavorable variance in the estimate for uncollectable revenues in the current-year period as compared to the prior-year period. Property operating expenses were higher in the current-year period as compared to the prior-year period primarily due to the completion of previously delayed maintenance projects and timing of certain third-party contracts.

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

We derive the majority of our revenues from the malls, lifestyle centers and outlet centers. The sources of our revenues by property type were as follows:

	Three Months Ended March 31,
	2023	2022
Malls, Lifestyle Centers and Outlet Centers	85.0%	86.7%
All Other	15.0%	13.3%

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

	Sales Per Square Foot for the Trailing Twelve Months Ended March 31,
	2023	2022
Mall, Lifestyle Center and Outlet Center same-center sales per square foot	$433	$447

Occupancy

Our portfolio occupancy is summarized in the following table (Excluded Properties are not included in occupancy metrics):

	As of March 31,
	2023	2022
Total portfolio	89.8%	88.3%
Malls, Lifestyle Centers and Outlet Centers:
Total malls	87.8%	86.4%
Total lifestyle centers	90.9%	86.3%
Total outlet centers	87.3%	87.0%
Total same-center malls, lifestyle centers and outlet centers	88.0%	86.8%
All Other:
Total open-air centers	96.0%	94.4%
Total other	79.9%	89.0%

Leasing

The following is a summary of the total square feet of leases signed in the three-month periods ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Operating portfolio:
New leases	286,013	234,890
Renewal leases	988,491	816,806
Development portfolio:
New leases	—	—
Total leased	1,274,504	1,051,696

Average annual base rents per square foot are based on contractual rents in effect as of March 31, 2023 and 2022, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type:

	Three Months Ended March 31,
	2023	2022
Total portfolio	$25.42	$24.98
Malls, Lifestyle Centers and Outlet Centers (1):
Total same-center malls, lifestyle centers and outlet centers	29.99	29.58
Total malls	30.39	30.16
Total lifestyle centers	29.19	27.25
Total outlet centers	27.78	26.22
All Other:
Total open-air centers	15.31	15.03
Total other	19.82	19.20
(1)
Excluded Properties are not included.

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the three-month period ended March 31, 2023 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (1)	% Change Average
Quarter-to-Date:
All Property Types (2)	737,086	$33.56	$33.76	0.6%	$34.40	2.5%
Malls, Lifestyle Centers & Outlet Centers	688,518	34.40	34.19	(0.6)%	34.84	1.3%
New leases	42,400	38.09	43.99	15.5%	46.01	20.8%
Renewal leases	646,118	34.16	33.54	(1.8)%	34.11	(0.1)%
(1)
Average gross rent does not incorporate allowable future increases for recoverable common area expenses.
(2)
Includes malls, lifestyle centers, outlet centers, open-air centers and other.

New and renewal leasing activity of comparable small shop space of less than 10,000 square feet based on the lease commencement date is as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2023:
New	32	93,434	6.35	$40.54	$42.48	$35.77	$4.77	13.3%	$6.71	18.8%
Renewal	331	1,121,284	2.54	33.66	33.91	33.21	0.45	1.4%	0.70	2.1%
Commencement 2023 Total	363	1,214,718	2.88	34.19	34.57	33.41	0.78	2.3%	1.16	3.5%

Commencement 2024:
New	1	548	3.00	68.32	71.08	65.69	2.63	4.0%	5.39	8.2%
Renewal	44	90,891	2.34	49.50	49.63	47.84	1.66	3.5%	1.79	3.7%
Commencement 2024 Total	45	91,439	2.36	49.61	49.76	47.95	1.66	3.5%	1.81	3.8%

Total 2023/2024	408	1,306,157	2.82	$35.27	$35.63	$34.43	$0.84	2.4%	$1.20	3.5%

Liquidity and Capital Resources

As of March 31, 2023, we had $282.0 million available in unrestricted cash and U.S. Treasury securities. Our total pro rata share of debt, excluding unamortized deferred financing costs and debt discounts, at March 31, 2023 was $2,714.0 million, which includes $41.1 million of an unconsolidated property loan that was in receivership. We had $51.8 million in restricted cash at March 31, 2023 related to cash held in escrow accounts for insurance, real estate taxes, capital expenditures and tenant allowances as required by the terms of certain mortgage notes payable, as well as amounts related to cash management agreements with lenders of certain property-level mortgage indebtedness, which are designated for debt service and operating expense obligations. We also had restricted cash of $20.6 million related to the properties that secure the corporate term loan and the open-air centers and outparcels loan of which we may receive a portion via distributions semiannually and quarterly in accordance with the provisions of the term loan and the open-air centers and outparcels loan, respectively.

During the three months ended March 31, 2023, we continued to reinvest the cash from maturing U.S. Treasury securities into new U.S. Treasury securities. We designated our U.S. Treasury securities as available-for-sale. As of March 31, 2023, our U.S. Treasury securities have maturities through November 2023. Subsequent to March 31, 2023, we redeemed and purchased additional U.S. Treasury securities. See Note 14 for additional information.

During the three months ended March 31, 2023, we extended the maturity dates on three loans, which had a combined outstanding balance of $300.2 million at our share as of March 31, 2023. See Note 7 and Note 8 for additional information. Subsequent to March 31, 2023, the Company and its joint venture partner entered into a new $148.0 million loan secured by Friendly Center and The Shops at Friendly Center. See Note 14 for additional information.

In February 2023, we deconsolidated Alamance Crossing East as a result of losing control when the property was placed in receivership. The loan secured by Alamance Crossing East had an outstanding balance of $41.1 million as of March 31, 2023.

We paid common stock dividends of $0.375 per share in the first quarter of 2023. Additionally, our board of directors declared a special dividend of $2.20 per share of common stock, which was paid in cash on January 18, 2023, to stockholders of record as of the close of business on December 12, 2022.

During the three months ended March 31, 2023, we sold four land parcels which generated approximately $4.9 million in gross proceeds at our share.

Subsequent to March 31, 2023, the $7.2 million loan secured by The Outlet Shoppes of the Bluegrass - Phase II was paid off. See Note 14.

Subsequent to March 31, 2023, the Operating Partnership entered into an interest rate swap with a notional amount of $32.0 million to fix the interest rate at 7.3975% on $32.0 million of the variable rate portion of the open-air centers and outparcels loan. The swap has a maturity date of June 7, 2027. We designated the swap as a cash flow hedge on our variable rate debt. See Note 14.

After factoring in all financing activity subsequent to March 31, 2023, our total share of consolidated, unconsolidated and other outstanding debt, excluding debt discounts and deferred financing costs, maturing during 2023, assuming all extension options are elected, is $133.6 million, and our total share of consolidated, unconsolidated and other outstanding debt, excluding debt discounts and deferred financing costs, that matured prior to 2023, which remains outstanding at March 31, 2023, is $69.8 million. We are in discussions with the existing lenders to modify and extend or otherwise refinance the loans.

Cash Flows - Operating, Investing and Financing Activities

There was $95.0 million of cash, cash equivalents and restricted cash as of March 31, 2023, a decrease of $150.2 million from March 31, 2022. Of this amount, $22.6 million was unrestricted cash and cash equivalents as of March 31, 2023. Also, at March 31, 2023, we had $259.4 million in U.S. Treasuries with maturities through November 2023.

Our net cash flows are summarized as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Net cash provided by operating activities	$33,175	$42,429	$(9,254)
Net cash provided by (used in) investing activities	29,872	(2,442)	32,314
Net cash used in financing activities	(110,009)	(31,025)	(78,984)
Net cash flows	$(46,962)	$8,962	$(55,924)

Cash Provided By Operating Activities

Cash provided by operating activities decreased primarily due to lower percentage rents, higher interest expense due to rising variable interest rates and loans entered into after March 31, 2022, as well as previously delayed maintenance projects and timing of certain third-party contracts.

Cash Provided By (Used In) Investing Activities

Cash provided by investing activities increased primarily due to more net redemptions of U.S. Treasury securities during the current-year period as compared to the prior-year period, as well as higher proceeds from sales of real estate assets during the three months ended March 31, 2023. The increase was partially offset by a decrease in distributions from unconsolidated affiliates.

Cash Used In Financing Activities

Cash used in financing activities increased primarily due to the payment of a first quarter 2023 common stock dividend and the special dividend that was declared during the fourth quarter of 2022. There were no dividends paid during the first quarter of 2022. The increase was partially offset by a reduction in principal payments during the current-year period as compared to the prior-year period.

Debt

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties. Prior to consideration of unamortized deferred financing costs or debt discounts, of our $2,714.0 million outstanding debt at March 31, 2023, $2,555.7 million constituted non-recourse debt obligations and $158.3 million constituted recourse debt obligations. We believe the tables below provide investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

March 31, 2023:	Consolidated	Noncontrolling Interests	Other Debt (1)	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (2)
Fixed-rate debt:
Non-recourse loans on operating properties	$792,999	$(25,320)	$41,122	$605,786	$1,414,587	4.57%
Open-air centers and outparcels loan	180,000	—	—	—	180,000	6.95%	(3)
Recourse loans on operating properties	—	—	—	9,161	9,161	3.76%
Total fixed-rate debt	972,999	(25,320)	41,122	614,947	1,603,748	4.83%
Variable-rate debt:
Non-recourse loans on operating properties	55,965	(13,282)	—	50,990	93,673	7.58%
Recourse loans on operating properties	—	—	—	19,857	19,857	8.01%
Open-air centers and outparcels loan	180,000	—	—	—	180,000	8.77%	(3)
Secured term loan	816,739	—	—	—	816,739	7.41%
Total variable-rate debt	1,052,704	(13,282)	—	70,847	1,110,269	7.66%
Total fixed-rate and variable-rate debt	2,025,703	(38,602)	41,122	685,794	2,714,017	5.99%
Unamortized deferred financing costs	(15,903)	294	—	(2,916)	(18,525)
Debt discounts (4)	(63,371)	6,051	—	—	(57,320)
Total mortgage and other indebtedness, net	$1,946,429	$(32,257)	$41,122	$682,878	$2,638,172

(1)
Represents the outstanding loan balance for Alamance Crossing East which was deconsolidated due to a loss of control when the property was placed into receivership in connection with the foreclosure process.
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

The weighted-average remaining term of our total share of consolidated and unconsolidated debt, excluding debt discounts and deferred financing costs, was 2.2 years and 2.4 years at March 31, 2023 and December 31, 2022, respectively. The weighted-average remaining term of our pro rata share of fixed-rate debt, excluding debt discounts and deferred financing costs, was 2.3 years and 2.3 years at March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023 and December 31, 2022, our total share of consolidated and unconsolidated variable-rate debt, excluding debt discounts and deferred financing costs, represented 40.9% and 41.0%, respectively, of our total pro rata share of debt, excluding debt discounts and deferred financing costs.

See Note 7 to the condensed consolidated financial statements for information concerning activity related to unconsolidated affiliates.

Equity

We paid common stock dividends of $0.375 per share in the first quarter of 2023. Additionally, our board of directors declared a special dividend of $2.20 per share of common stock, which was paid in cash on January 18, 2023, to stockholders of record as of the close of business on December 12, 2022. The decision to declare and pay dividends on any outstanding shares of our common stock, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors and will depend on our earnings, taxable income, FFO, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our then-current indebtedness, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, Delaware law and such other factors as our board of directors deems relevant. Any dividends payable will be determined by our board of directors based upon the circumstances at the time of declaration. Our actual results of operations will be affected by a number of factors, including the revenues received from our properties, our operating expenses, interest expense, capital expenditures and the ability of the anchors and tenants at our properties to meet their obligations for payment of rents and tenant reimbursements.

Capital Expenditures

The following table, which excludes expenditures for developments, redevelopments and expansions, summarizes our capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the three months ended March 31, 2023 compared to the same period in 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Tenant allowances (1)	$3,574	$2,867

Deferred maintenance:
Parking area and parking area lighting	331	533
Roof replacements	537	124
Other capital expenditures	1,658	1,822
Total deferred maintenance	2,526	2,479

Capitalized overhead	700	449

Capitalized interest	106	228

Total capital expenditures	$6,906	$6,023
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

Developments

Redevelopments Completed as of March 31, 2023

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2023 Cost	Opening Date	Initial Unleveraged Yield
Redevelopments:
York Town Center - Burlington (former Bed Bath & Beyond)	York, PA	50%	28,000	1,247	1,268	281	Q1 '23	18.5%
(1)
Total Cost is presented net of reimbursements to be received.
(2)
Cost to Date does not reflect reimbursements until they are received.

Properties Under Development at March 31, 2023

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2023 Cost	Expected Opening Date	Initial Unleveraged Yield
Mall Expansion:
Sunrise Mall - Bubba's 33	Brownsville, TX	100%	7,575	$1,049	$920	$720	Summer '23	18.0%

Outparcel Development:
Mayfaire Town Center - hotel development	Wilmington, NC	49%	83,021	15,435	1,949	777	Spring '24	11.0%

Redevelopments:
Kirkwood Mall - Five Below	Bismarck, ND	100%	19,478	2,323	35	33	Fall '23	16.3%
The Terrace - Nordstrom Rack (former Staples)	Chattanooga, TN	92%	24,155	2,513	1,687	65	Spring '23	13.0%
			43,633	4,836	1,722	98

Total Properties Under Development			134,229	$21,320	$4,591	$1,595
(1)
Total Cost is presented net of reimbursements to be received.
(2)
Cost to Date does not reflect reimbursements until they are received.

Off-Balance Sheet Arrangements

Unconsolidated Affiliates

We have ownership interests in 24 unconsolidated affiliates as of March 31, 2023 that are described in Note 7 to the condensed consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the condensed consolidated balance sheets as investments in unconsolidated affiliates.

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

See Note 11 to the condensed consolidated financial statements for information related to our guarantees of unconsolidated affiliates' debt as of March 31, 2023 and December 31, 2022.

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

Our Annual Report on Form 10-K for the year ended December 31, 2022 contains a discussion of our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these policies and estimates during the three months ended March 31, 2023. Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022

Non-GAAP Measure

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

The reconciliation of net income (loss) attributable to common shareholders to FFO allocable to Operating Partnership common unitholders is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income (loss) attributable to common shareholders	$1,979	$(40,722)
Noncontrolling interest in loss of Operating Partnership	—	(15)
Dividends allocable to unvested restricted stock	280	—
Depreciation and amortization expense of:
Consolidated properties	53,269	68,943
Unconsolidated affiliates	4,638	8,520
Non-real estate assets	(148)	(198)
Noncontrolling interests' share of depreciation and amortization in other consolidated subsidiaries	(665)	(899)
Gain on depreciable property	—	(629)
FFO allocable to Operating Partnership common unitholders	59,353	35,000
Debt discount accretion, net of noncontrolling interests' share (1)	16,616	78,463
Adjustment for unconsolidated affiliates with negative investment (2)	1,591	(12,547)
Senior secured notes fair value adjustment (3)	—	198
Litigation settlement (4)	(44)	(81)
Non-cash default interest expense (5)	494	(8,876)
Gain on deconsolidation (6)	(28,151)	(36,250)
Reorganization items, net (7)	—	1,571
FFO allocable to Operating Partnership common unitholders, as adjusted	$49,859	$57,478
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
(3)
Represents the fair value adjustment recorded on the senior secured notes as interest expense.
(4)
Represents a credit to litigation settlement expense in each of the three-month periods ended March 31, 2023 and 2022 related to claim amounts that were released pursuant to the terms of the settlement agreement related to the settlement of a class action lawsuit.
(5)
The three months ended March 31, 2023 includes default interest on loans past their maturity dates. The three months ended March 31, 2022 includes the reversal of default interest expense when waivers or forbearance agreements were obtained.
(6)
For the three months ended March 31, 2023, we deconsolidated Alamance Crossing East due to a loss of control when the property was placed into receivership in connection with the foreclosure process. For the three months ended March 31, 2022, we deconsolidated Greenbrier Mall due to a loss of control when the property was placed into receivership in connection with the foreclosure process.
(7)
Represents costs incurred subsequent to the bankruptcy filing, which consists of professional fees, legal fees and U.S. Trustee fees.

FFO of the Operating Partnership increased to $59.4 million for the three months ended March 31, 2023 from $35.0 million for the prior-year period. Excluding the adjustments noted above, FFO of the Operating Partnership, as adjusted, decreased to $49.9 million for the three months ended March 31, 2023 from $57.5 million for the prior-year period. The decrease in FFO, as adjusted, for the three months ended March 31, 2023 was primarily driven by lower percentage rents, higher interest expense due to rising variable interest rates and loans entered into after March 31, 2022, as well as previously delayed maintenance projects and timing of certain third-party contracts. The decrease was partially offset by increased interest income on our U.S. Treasury securities and gains on the sale of outparcels as compared to the prior-year period.

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

Interest Rate Risk

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at March 31, 2023, a 0.5% increase or decrease in interest rates on variable-rate debt would increase or decrease annual cash flows by approximately $5.5 million.

Based on our proportionate share of total consolidated, unconsolidated and other debt at March 31, 2023, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $12.1 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $12.6 million.

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

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations that are discussed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to such risk factors since the filing of our Annual Report.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3: Defaults Upon Senior Securities

Not applicable.

ITEM 4: Mine Safety Disclosures

Not applicable.

ITEM 5: Other Information

None.

ITEM 6: Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
3.1

Amendment, dated February 15, 2023, to Fourth Amended and Restated Bylaws of CBL & Associates Properties, Inc. (incorporated by reference from the Company's Current Report on Form 8-K, filed on February 21, 2023).

3.2	Fifth Amended and Restated Bylaws of CBL & Associates Properties, Inc. (incorporated by reference from the Company's Annual Report on Form 10-K, filed on March 1, 2023).
10.1	Consulting Agreement with Farzana Khaleel, effective as of December 31, 2022 (incorporated by reference to the Company's Current Report on Form 8-K, filed January 3, 2023).
10.2	Separation and General Release Agreement with Farzana Khaleel, effective as of December 31, 2022 (incorporated by reference to the Company's Current Report on Form 8-K, filed January 3, 2023).
10.3

First Amendment, dated February 15, 2023, to Employment Agreement for Benjamin W. Jaenicke dated September 1, 2022 (incorporated by reference to the Company's Current Report on Form 8-K, filed February 22, 2023).

10.4

CBL & Associates Properties, Inc. Named Executive Officer Annual Incentive Compensation Plan (AIP) (Fiscal Year 2023) (incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 22, 2023).

10.5	2023 Long Term Incentive Plan under CBL & Associates Properties, Inc. 2021 Equity Incentive Plan (incorporated by reference from the Company's Current Report on Form 8-K, filed on February 22, 2023).
10.6

Form of 2023 LTIP Performance Stock Unit Award Agreement under CBL & Associates Properties, Inc. 2021 Equity Incentive Plan (incorporated by reference from the Company's Current Report on Form 8-K, filed on February 22, 2023).

10.7

Form of 2023 LTIP Stock Restriction Agreement under CBL & Associates Properties, Inc. 2021 Equity Incentive Plan (incorporated by reference from the Company's Current Report on Form 8-K, filed on February 22, 2023).

10.8

Form of Non-Employee Director Annual Award Stock Restriction Agreement under CBL & Associates Properties, Inc. 2021 Equity Incentive Plan (incorporated by reference from the Company's Annual Report on Form 10-K, filed on March 1, 2023).

10.9	CBL & Associates Properties, Inc. Tier 1 Retiree Program (incorporated by reference from the Company's Annual Report on Form 10-K, filed on March 1, 2023).
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

CBL & ASSOCIATES PROPERTIES, INC.

Date: May 10, 2023	/s/ Benjamin W. Jaenicke
Benjamin W. Jaenicke
Executive Vice President -
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)