Form 10-Q
period 2023-06-30
CBL & ASSOCIATES PROPERTIES INC
filed 2023-08-09
CIK 910612

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

As of August 2, 2023, 32,054,421 shares of common stock were outstanding, excluding 34 treasury shares.

CBL & Associates Properties, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1: Condensed Consolidated Financial Statements (Unaudited)

CBL & Associates Properties, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
ASSETS (1)	2023	2022
Real estate assets:
Land	$589,557	$596,715
Buildings and improvements	1,200,096	1,198,597
	1,789,653	1,795,312
Accumulated depreciation	(183,529)	(136,901)
	1,606,124	1,658,411
Developments in progress	6,431	5,576
Net investment in real estate assets	1,612,555	1,663,987
Cash and cash equivalents	24,919	44,718
Restricted cash	88,674	97,231
Available-for-sale securities - at fair value (amortized cost of $255,412 and $293,476 as of June 30, 2023 and December 31, 2022, respectively)	254,872	292,422
Receivables:
Tenant	34,764	40,620
Other	3,318	3,876
Investments in unconsolidated affiliates	74,138	77,295
In-place leases, net	197,245	247,497
Above market leases, net	143,453	171,265
Intangible lease assets and other assets	41,474	39,332
	$2,475,412	$2,678,243
LIABILITIES AND EQUITY
Mortgage and other indebtedness, net	$1,942,049	$2,000,186
Below market leases, net	94,180	110,616
Accounts payable and accrued liabilities	114,082	200,312
Total liabilities (1)	2,150,311	2,311,114
Shareholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized, 32,054,421 and 31,780,075 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively (in each case, excluding 34 treasury shares)	32	32
Additional paid-in capital	715,163	710,497
Accumulated other comprehensive income (loss)	339	(1,054)
Accumulated deficit	(381,509)	(338,934)
Total shareholders' equity	334,025	370,541
Noncontrolling interests	(8,924)	(3,412)
Total equity	325,101	367,129
	$2,475,412	$2,678,243
(1)
As of June 30, 2023, includes $181,754 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $207,871 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. See Note 7.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES:
Rental revenues	$124,842	$131,832	$255,166	$267,164
Management, development and leasing fees	1,822	1,786	4,256	3,555
Other	3,203	3,400	6,804	6,401
Total revenues	129,867	137,018	266,226	277,120
EXPENSES:
Property operating	(21,507)	(21,312)	(46,121)	(44,656)
Depreciation and amortization	(49,742)	(64,476)	(103,011)	(133,419)
Real estate taxes	(14,481)	(14,254)	(29,269)	(28,689)
Maintenance and repairs	(9,991)	(10,230)	(21,515)	(20,796)
General and administrative	(16,156)	(18,450)	(35,385)	(36,524)
Loss on impairment	—	(252)	—	(252)
Litigation settlement	74	65	118	146
Other	—	(834)	(198)	(834)
Total expenses	(111,803)	(129,743)	(235,381)	(265,024)
OTHER INCOME (EXPENSES):
Interest and other income	2,967	910	5,632	1,064
Interest expense	(44,173)	(55,117)	(87,697)	(145,776)
Gain on deconsolidation	—	—	28,151	36,250
(Loss) gain on sales of real estate assets	(114)	3	1,482	19
Reorganization items, net	—	613	—	(958)
Income tax (provision) benefit	(219)	472	(118)	(329)
Equity in earnings (losses) of unconsolidated affiliates	812	2,039	(444)	10,606
Total other expenses	(40,727)	(51,080)	(52,994)	(99,124)
Net loss	(22,663)	(43,805)	(22,149)	(87,028)
Net loss attributable to noncontrolling interests in:
Operating Partnership	—	44	—	59
Other consolidated subsidiaries	1,875	2,373	3,620	4,859
Net loss attributable to the Company	(20,788)	(41,388)	(18,529)	(82,110)
Dividends allocable to unvested restricted stock	(281)	(210)	(561)	(210)
Net loss attributable to common shareholders	$(21,069)	$(41,598)	$(19,090)	$(82,320)
Basic and diluted per share data attributable to common shareholders:
Basic earnings per share	$(0.67)	$(1.34)	$(0.61)	$(2.83)
Diluted earnings per share	(0.67)	(1.34)	(0.61)	(2.83)
Weighted-average basic shares	31,313	30,973	31,309	29,091
Weighted-average diluted shares	31,313	30,973	31,309	29,091

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(22,663)	$(43,805)	$(22,149)	$(87,028)

Other comprehensive income (loss):
Unrealized gain on interest rate swap	880	—	880	—
Unrealized (loss) gain on available-for-sale securities	(17)	(33)	513	9
Total other comprehensive income (loss)	863	(33)	1,393	9
Comprehensive loss	(21,800)	(43,838)	(20,756)	(87,019)
Comprehensive loss attributable to noncontrolling interests in:
Operating Partnership	—	44	—	59
Other consolidated subsidiaries	1,875	2,373	3,620	4,859
Comprehensive loss attributable to the Company	(19,925)	(41,421)	(17,136)	(82,101)
Dividends allocable to unvested restricted stock	(281)	(210)	(561)	(210)
Comprehensive loss attributable to common shareholders	$(20,206)	$(41,631)	$(17,697)	$(82,311)

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Equity

(In thousands, except share data)

(Unaudited)

	Equity
	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2021	$21	$547,726	$(3)	$(151,545)	$396,199	$4,901	$401,100
Net loss	—	—	—	(40,722)	(40,722)	(2,501)	(43,223)
Other comprehensive income	—	—	42	—	42	—	42
Share-based compensation expense	—	2,743	—	—	2,743	—	2,743
Conversion of exchangeable notes into 10,982,795 shares of common stock	11	152,527	—	—	152,538	—	152,538
Contributions from noncontrolling interests	—	—	—	—	—	143	143
Balance, March 31, 2022	32	702,996	39	(192,267)	510,800	2,543	513,343
Net loss	—	—	—	(41,388)	(41,388)	(2,417)	(43,805)
Other comprehensive loss	—	—	(33)	—	(33)	—	(33)
Dividends declared - common stock	—	—	—	(7,954)	(7,954)	—	(7,954)
Share-based compensation expense	—	2,818	—	—	2,818	—	2,818
Adjustment for noncontrolling interests	—	70	—	—	70	(70)	—
Distributions to noncontrolling interests	—	—	—	—	—	(2,744)	(2,744)
Balance, June 30, 2022	$32	$705,884	$6	$(241,609)	$464,313	$(2,688)	$461,625

	Equity
	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2022	$32	$710,497	$(1,054)	$(338,934)	$370,541	$(3,412)	$367,129
Net income (loss)	—	—	—	2,259	2,259	(1,745)	514
Other comprehensive income	—	—	530	—	530	—	530
Dividends declared - common stock	—	—	—	(12,024)	(12,024)	—	(12,024)
Issuance of 152,905 shares of restricted common stock	—	—	—	—	—	—	—
Issuance of 133,221 shares of common stock associated with performance stock units, net of shares withheld for tax	—	(1,793)	—	—	(1,793)	—	(1,793)
Distributions to noncontrolling interests	—	—	—	—	—	(3)	(3)
Amortization of deferred compensation	—	1,843	—	—	1,843	—	1,843
Compensation expense related to performance stock units	—	1,409	—	—	1,409	—	1,409
Balance, March 31, 2023	32	711,956	(524)	(348,699)	362,765	(5,160)	357,605
Net loss	—	—	—	(20,788)	(20,788)	(1,875)	(22,663)
Other comprehensive income	—	—	863	—	863	—	863
Dividends declared - common stock	—	—	—	(12,022)	(12,022)	—	(12,022)
Distributions to noncontrolling interests	—	—	—	—	—	(1,889)	(1,889)
Amortization of deferred compensation	—	1,797	—	—	1,797	—	1,797
Compensation expense related to performance stock units	—	1,410	—	—	1,410	—	1,410
Balance, June 30, 2023	$32	$715,163	$339	$(381,509)	$334,025	$(8,924)	$325,101

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,149)	$(87,028)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	103,011	133,419
Net amortization of deferred financing costs, discounts on available-for-sale securities and debt discounts	15,330	98,923
Net amortization of intangible lease assets and liabilities	10,715	11,078
Gain on sales of real estate assets	(1,482)	(19)
Gain on insurance proceeds	(49)	(803)
Gain on deconsolidation	(28,151)	(36,250)
Write-off of development projects	17	834
Share-based compensation expense	6,459	5,561
Loss on impairment	—	252
Equity in losses (earnings) of unconsolidated affiliates	444	(10,606)
Distributions of earnings from unconsolidated affiliates	6,550	12,583
Change in estimate of uncollectable revenues	1,451	(2,699)
Change in deferred tax accounts	(839)	(1,334)
Changes in:
Tenant and other receivables	5,091	937
Other assets	158	(513)
Accounts payable and accrued liabilities	(12,320)	(36,246)
Net cash provided by operating activities	84,236	88,089
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(17,464)	(14,660)
Proceeds from sales of real estate assets	5,279	1,569
Purchases of available-for-sale securities	(99,933)	(299,993)
Redemptions of available-for-sale securities	142,793	299,934
Proceeds from insurance	—	743
Payments received on notes receivable	35	33
Additional investments in and advances to unconsolidated affiliates	(8,242)	(1,061)
Distributions in excess of equity in earnings of unconsolidated affiliates	4,430	17,059
Changes in other assets	(1,226)	(934)
Net cash provided by investing activities	25,672	2,690
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	—	425,000
Principal payments on mortgage and other indebtedness	(39,903)	(475,322)
Additions to deferred financing costs	(593)	(15,196)
Contributions from noncontrolling interests	—	143
Shares of common stock withheld for tax associated with performance stock units	(1,793)	—
Distributions to noncontrolling interests	(1,892)	(2,744)
Dividends paid to common shareholders	(94,083)	—
Net cash used in financing activities	(138,264)	(68,119)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(28,356)	22,660
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	141,949	236,198
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$113,593	$258,858
Reconciliation from condensed consolidated statements of cash flows to condensed consolidated balance sheets:
Cash and cash equivalents	$24,919	$177,065
Restricted cash:
Restricted cash	47,650	47,155
Mortgage escrows	41,024	34,638
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$113,593	$258,858

SUPPLEMENTAL INFORMATION
Cash paid for interest, net of amounts capitalized	$66,561	$64,626
Cash paid for reorganization items	$—	$5,648
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

As of June 30, 2023, the Operating Partnership owned interests in the following properties:

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

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. As of June 30, 2023, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.00% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 98.97% limited partner interest for a combined interest held by CBL of 99.97%. As of June 30, 2023, third parties owned a 0.03% limited partner interest in the Operating Partnership.

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

The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. All intercompany transactions have been eliminated. The results for the interim period ended June 30, 2023 are not necessarily indicative of the results to be obtained for the full fiscal year.

Reclassifications

The Company reclassified restricted cash of $97,231 from intangible lease assets and other assets into an individual line item on the condensed consolidated balance sheets at December 31, 2022 to conform with the current period presentation.

Note 2 – Summary of Significant Accounting Policies

Accounting Guidance Adopted

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, "Reference Rate Reform," which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. Additional optional expedients, exceptions and clarifications were created in ASU 2021-01. The guidance is effective upon issuance and generally can be applied to any contract modifications or existing and new hedging relationships through December 31, 2024. The Company elected the expedients in conjunction with transitioning certain debt instruments to alternative benchmark indexes. During the six months ended June 30, 2023, there was no impact on our condensed consolidated financial statements at adoption through the use of the expedient.

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

Note 3 – Revenues

Revenues

The following table presents the Company's revenues disaggregated by revenue source for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Rental revenues	$124,842	$131,832	$255,166	$267,164
Revenues from contracts with customers (Accounting Standards Codification ("ASC") 606):
Operating expense reimbursements	1,875	1,929	4,091	4,118
Management, development and leasing fees (1)	1,822	1,786	4,256	3,555
Marketing revenues (2)	575	759	1,220	744
	4,272	4,474	9,567	8,417

Other revenues	753	712	1,493	1,539
Total revenues (3)	$129,867	$137,018	$266,226	$277,120
(1)
Included in All Other segment.
(2)
Marketing revenues solely relate to the Malls segment for all periods presented.
(3)
Sales taxes are excluded from revenues.

See Note 9 for information on the Company's segments.

Revenues from Contracts with Customers

Outstanding Performance Obligations

The Company has outstanding performance obligations related to certain noncancellable contracts with customers for which it will receive fixed operating expense reimbursements for providing certain maintenance and other services as described above. As of June 30, 2023, the Company expects to recognize these amounts as revenue over the following periods:

Performance obligation	Less than 5 years	5-20 years	Over 20 years	Total
Fixed operating expense reimbursements	$19,935	$43,837	$40,098	$103,870

The Company evaluates its performance obligations each period and makes adjustments to reflect any known additions or cancellations. Performance obligations related to variable consideration, which is based on sales, are constrained.

Note 4 – Leases

The components of rental revenues for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fixed lease payments	$104,391	$96,733	$203,372	$192,381
Variable lease payments	20,451	35,099	51,794	74,783
Total rental revenues	$124,842	$131,832	$255,166	$267,164

The undiscounted future fixed lease payments to be received under the Company's operating leases as of June 30, 2023, are as follows:

Years Ending December 31,	Operating Leases
2023 (1)	$197,813
2024	331,796
2025	260,067
2026	200,163
2027	146,936
2028	99,404
Thereafter	235,181
Total undiscounted lease payments	$1,471,360
(1)
Reflects rental payments for the fiscal period July 1, 2023 to December 31, 2023.

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

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments. The estimated fair value of mortgage and other indebtedness was $1,848,797 and $1,833,992 as of June 30, 2023 and December 31, 2022, respectively. The fair value of mortgage and other indebtedness was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently.

Fair Value Measurements on a Recurring Basis

The following table sets forth information regarding the Company's interest rate swap that was designated as a cash flow hedge of interest rate risk for the six months ended June 30, 2023. See Note 8 for additional information.

		Fair Value Measurements at Reporting Date Using
Asset	Fair Value at June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap	$880	$—	$880	$—

During the three and six months ended June 30, 2023, the Company has continued to reinvest the cash from maturing U.S. Treasury securities into new U.S. Treasury securities. The Company designated the U.S. Treasury securities as available-for-sale (“AFS”). The table below sets forth information regarding the Company’s AFS securities that were measured at fair value for the six months ended June 30, 2023. Subsequent to June 30, 2023, the Company redeemed and purchased additional U.S. Treasury securities. See Note 14 for additional information.

AFS Security (1)	Amortized Cost	Allowance for credit losses (2)	Total unrealized loss	Fair value as of June 30, 2023 (3)
U.S. Treasury securities	$255,412	$—	$(540)	$254,872
(1)
The U.S. Treasury securities have maturities through April 2024.
(2)
U.S. Treasury securities have a long history with no credit losses. Additionally, the Company notes that U.S. Treasury securities are explicitly fully guaranteed by a sovereign entity that can print its own currency and that the sovereign entity’s currency is routinely held by central banks and other major financial institutions, is used in international commerce, and commonly viewed as a reserve currency, all of which qualitatively indicate that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. Therefore, the Company did not record expected credit losses for its U.S. Treasury securities for the six months ended June 30, 2023.
(3)
The fair value was calculated using Level 1 inputs.

The following table sets forth information regarding the Company’s AFS securities that were measured at fair value for the year ended December 31, 2022:

AFS Security	Amortized Cost	Allowance for credit losses (1)	Total unrealized loss	Fair value as of December 31, 2022 (2)
U.S. Treasury securities	$293,476	$—	$(1,054)	$292,422
(1)
U.S. Treasury securities have a long history with no credit losses. Additionally, the Company notes that U.S. Treasury securities are explicitly fully guaranteed by a sovereign entity that can print its own currency and that the sovereign entity’s currency is routinely held by central banks and other major financial institutions, is used in international commerce, and commonly viewed as a reserve currency, all of which qualitatively indicate that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. Therefore, the Company did not record expected credit losses for its U.S. Treasury securities for the year ended December 31, 2022.
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

Long-lived Assets Measured at Fair Value in 2023

During the six months ended June 30, 2023, the Company adjusted the negative equity in Alamance Crossing East to zero upon deconsolidation, which represents the estimated fair value of the Company's investment in that property. See Note 7 for additional information.

Long-lived Assets Measured at Fair Value in 2022

During the six months ended June 30, 2022, the Company adjusted the negative equity in Greenbrier Mall to zero upon deconsolidation, which represented the estimated fair value of the Company's investment in that property.

During the three and six months ended June 30, 2022, the Company sold an outparcel at the Pavilion at Port Orange. Gross proceeds amounted to $1,660 and the transaction resulted in a loss on sale of $252.

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

2023 Dispositions

During the six months ended June 30, 2023, the Company deconsolidated Alamance Crossing East, which resulted in $28,151 of gain on deconsolidation. Alamance Crossing East was included in Malls for purposes of segment reporting. See Note 7 for additional information.

During the three months ended June 30, 2023, the Company realized a loss of $114, primarily related to the sale of one parcel. During the six months ended June 30, 2023, the Company realized a gain of $1,482, primarily related to the sale of five land parcels. Gross proceeds from sales of real estate assets were $5,674 for the six months ended June 30, 2023.

2022 Dispositions

During the six months ended June 30, 2022, the Company deconsolidated Greenbrier Mall. See Note 5 for additional information. Other than the deconsolidation of Greenbrier Mall, the Company had no significant dispositions during the three and six months ended June 30, 2022.

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

At June 30, 2023, the Company had investments in 25 entities, which are accounted for using the equity method of accounting. The Company's ownership interest in these unconsolidated affiliates ranges from 33% to 100%. Of these entities, 17 are owned in 50/50 joint ventures.

2023 Activity - Unconsolidated Affiliates

Alamance Crossing CMBS, LLC

In February 2023, the Company deconsolidated Alamance Crossing East as a result of the Company losing control when the property was placed in receivership. As of June 30, 2023, the loan secured by Alamance Crossing East had an outstanding balance of $41,122. For the six months ended June 30, 2023, the Company recognized gain on deconsolidation of $28,151.

CBL-TRS Med OFC Holding, LLC

In June 2023, the Company and its joint venture partner in Friendly Center and The Shops at Friendly entered into a new 50/50 joint venture, CBL-TRS Med OFC Holding, LLC, for the purpose of entering into a joint venture, CBL DMC I, LLC, with a third party to develop a medical office building on a parcel of land adjacent to those centers. CBL-TRS Med OFC Holding, LLC contributed the parcel of land valued at $2,600 to CBL DMC I, LLC in exchange for a 50% interest in CBL DMC I, LLC. The unconsolidated affiliate is a VIE.

CBL-TRS Joint Venture, LLC

In April 2023, the Company and its joint venture partner entered into a new $148,000 loan secured by Friendly Center and The Shops at Friendly Center. Proceeds from the new loan were used to pay off two previous loans totaling $145,591. The new loan bears a fixed interest rate of 6.44% and matures in May 2028.

Louisville Outlet Shoppes, LLC

In April 2023, the $7,247 loan secured by The Outlet Shoppes of the Bluegrass - Phase II, an unconsolidated affiliate, was paid off.

West County Mall CMBS, LLC

In March 2023, the loan secured by West County Mall was extended through December 2024, with one two-year conditional extension available upon meeting certain requirements.

Condensed Combined Financial Statements - Unconsolidated Affiliates

Condensed combined financial statement information of the unconsolidated affiliates is as follows:

	June 30, 2023	December 31, 2022
ASSETS:
Investment in real estate assets	$1,989,551	$1,971,348
Accumulated depreciation	(859,514)	(829,574)
	1,130,037	1,141,774
Developments in progress	13,826	10,914
Net investment in real estate assets	1,143,863	1,152,688
Other assets	191,648	170,756
Total assets	$1,335,511	$1,323,444
LIABILITIES:
Mortgage and other indebtedness, net	$1,345,090	$1,333,152
Other liabilities	42,266	33,419
Total liabilities	1,387,356	1,366,571
OWNERS' EQUITY (DEFICIT):
The Company	12,347	3,123
Other investors	(64,192)	(46,250)
Total owners' deficit	(51,845)	(43,127)
Total liabilities and owners’ deficit	$1,335,511	$1,323,444

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total revenues	$62,943	$65,551	$123,476	$129,288
Net income (1)	$11,092	$12,384	$20,273	$33,062

(1)
The Company's pro rata share of net income (loss) was $812 and $(444) for the three and six months ended June 30, 2023, respectively. The Company's pro rata share of net income was $2,039 and $10,606 for the three and six months ended June 30, 2022, respectively.

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

Consolidated VIEs

As of June 30, 2023, the Company had investments in 10 consolidated VIEs with ownership interests ranging from 50% to 92%.

Unconsolidated VIEs

The table below lists the Company's unconsolidated VIEs as of June 30, 2023:

Unconsolidated VIEs:	Investment in Real Estate Joint Ventures and Partnerships	Maximum Risk of Loss
Alamance Crossing CMBS, LLC (1)	$—	$—
Ambassador Infrastructure, LLC (2)	—	5,749
Atlanta Outlet JV, LLC (2)	—	4,355
BI Development, LLC	105	105
BI Development II, LLC	—	—
CBL-T/C, LLC	—	—
CBL-TRS Med OFC Holding, LLC (3)	1,300	1,300
El Paso Outlet Center Holding, LLC	—	—
Fremaux Town Center JV, LLC	—	—
Louisville Outlet Shoppes, LLC	—	—
Mall of South Carolina L.P.	—	—
Vision - CBL Hamilton Place, LLC	2,210	2,210
Vision - CBL Mayfaire TC Hotel, LLC	1,800	1,800
	$5,415	$15,519
(1)
During the six months ended June 30, 2023, the property was placed into receivership.
(2)
The Operating Partnership has guaranteed all or a portion of the debt of each of these VIEs. See Note 11 for more information.
(3)
The Operating Partnership has guaranteed the construction debt of CBL DMC I, LLC, the joint venture in which CBL-TRS Med OFC Holding, LLC owns a 50% interest. See Note 11 for more information.

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

The Company’s mortgage and other indebtedness, net, consisted of the following:

	June 30, 2023		December 31, 2022
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Open-air centers and outparcels loan (2)	$180,000	6.95%	$180,000	6.95%
Non-recourse loans on operating properties	783,501	5.29%	843,634	4.90%
Total fixed-rate debt	963,501	5.60%	1,023,634	5.26%
Variable-rate debt:
Secured term loan (3)	813,038	7.92%	829,452	6.87%
Open-air centers and outparcels loan (2)	180,000	9.26%	180,000	8.22%
Non-recourse loans on operating properties	55,440	8.30%	56,490	7.26%
Total variable-rate debt	1,048,478	8.17%	1,065,942	7.12%
Total fixed-rate and variable-rate debt	2,011,979	6.94%	2,089,576	6.21%
Unamortized deferred financing costs	(15,407)		(17,101)
Debt discounts (4)	(54,523)		(72,289)
Total mortgage and other indebtedness, net	$1,942,049		$2,000,186
(1)
Weighted-average interest rate excludes amortization of deferred financing costs.
(2)
The Operating Partnership has an interest rate swap on a notional amount of $32,000 related to the variable portion of the loan to effectively fix the interest rate at 7.3975%.
(3)
The Operating Partnership provided a limited guaranty up to a maximum of $175,000 (the “Principal Liability Cap”). The Principal Liability Cap will be reduced by an amount equal to 100% of the first $2,500 in principal amortization made by HoldCo I each calendar year and will be reduced further by 50% of the principal amortization payments made by HoldCo I each calendar year in excess of the first $2,500 in principal amortization for such calendar year. As of June 30, 2023, the Principal Liability Cap had been reduced to $127,390. The Principal Liability Cap is eliminated when the loan balance is reduced below $650,000, or if at any time after November 1, 2023, the debt yield ratio is greater than 15.0%.
(4)
In conjunction with fresh start accounting, the Company estimated the fair value of its mortgage notes with the assistance of a third-party valuation advisor. This resulted in recognizing debt discounts upon emerging from bankruptcy. The debt discounts are accreted over the term of the respective debt using the effective interest method. The remaining debt discounts at June 30, 2023 will be accreted over a weighted average period of 2.6 years.

Non-recourse loans on operating properties, the open-air centers and outparcels loan and the secured term loan include loans that are secured by properties owned by the Company that have a carrying value of $1,530,211 at June 30, 2023.

2023 Loan Activity

In February 2023, the Company exercised its first option to extend the loan secured by Fayette Mall through May 2024. The interest rate remains fixed at 4.25%.

In March 2023, the secured term loan was amended to replace LIBOR with the secured overnight financing rate ("SOFR") for purposes of calculating interest. The transition to SOFR is effective as of June 30, 2023. As of the conversion date, the interest rate is SOFR plus the applicable margin (2.75%) plus the SOFR adjustment (0.11448%).

In April 2023, the Company exercised its extension option on the loan secured by The Outlet Shoppes at Laredo for an extended maturity date of June 2024.

In May 2023, the Operating Partnership entered into an interest rate swap with a notional amount of $32,000 to fix the interest rate at 7.3975% on $32,000 of the variable rate portion of the open-air centers and outparcels loan. The swap has a maturity date of June 7, 2027. The Company designated the swap as a cash flow hedge on its variable rate debt.

In June 2023, the loan secured by Cross Creek Mall was modified for an extended maturity date of June 2025. The interest rate is fixed at 8.19%.

Scheduled Principal Payments

As of June 30, 2023, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, are as follows:

2023 (1)	$39,522
2024	237,646
2025	908,717
2026	373,682
2027	360,896
2028	950
Thereafter	61,905
Total	1,983,318
Principal balance of a loan with a maturity date prior to June 30, 2023 (2)	28,661
Total mortgage and other indebtedness	$2,011,979
(1)
Reflects scheduled principal amortization and balloon payments for the fiscal period July 1, 2023 through December 31, 2023.
(2)
Represents the principal balance as of June 30, 2023 of the loan secured by WestGate Mall, which is in maturity default. The Company is in discussions with the lender. The loan matured in July 2022 and had a balance of $28,661 as of June 30, 2023.

Of the $39,522 of scheduled principal payments for the remainder of 2023, $17,790 relates to the maturing principal balance of one operating property loan.

Interest Rate Hedge Instruments

The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that its counterparty will fail to meet their obligation.

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

The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Such derivatives were used to hedge the variable cash flows associated with variable-rate debt.

Instrument Type	Location in the Condensed Consolidated Balance Sheet	Notional	Index	Fair Value at June 30, 2023	Maturity Date
Pay fixed/Receive variable swap	Intangible lease assets and other assets	$32,000	1-month USD-SOFR CME	$880	Jun-27

	Gain Recognized in Other Comprehensive Income (Loss)			Gain Recognized in Earnings
	Three Months Ended June 30,			Three Months Ended June 30,
Hedging Instrument	2023	2022	Location of Gain Reclassified from Accumulated Other Comprehensive Income (Loss) into Earnings	2023	2022
Interest rate swap	$880	$—	Interest Expense	$95	$—

	Gain Recognized in Other Comprehensive Income (Loss)			Gain Recognized in Earnings
	Six Months Ended June 30,			Six Months Ended June 30,
Hedging Instrument	2023	2022	Location of Gain Reclassified from Accumulated Other Comprehensive Income (Loss) into Earnings	2023	2022
Interest rate swap	$880	$—	Interest Expense	$95	$—

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that $600 will be reclassified from other comprehensive income (loss) as a decrease to interest expense.

The Company has an agreement with each derivative counterparty that contains a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of June 30, 2023, the Company did not have any derivatives with a fair value in a net liability position including accrued interest but excluding any adjustment for nonperformance risk. As of June 30, 2023, the Company has posted $1,920 of cash collateral related to the interest rate swap. The Company is not in breach of any agreement provisions.

Note 9 – Segment Information

The Company measures performance and allocates resources according to property type, which is determined based on certain criteria such as type of tenants, capital requirements, economic risks, leasing terms, and short and long-term returns on capital. Rental income and tenant reimbursements from tenant leases provide the majority of revenues from all segments.

Information on the Company’s segments is presented as follows:

Three Months Ended June 30, 2023	Malls (1)	All Other (2)	Total
Revenues (3)	$110,622	$19,245	$129,867
Property operating expenses (4)	(41,668)	(4,311)	(45,979)
Interest expense	(19,968)	(24,205)	(44,173)
Loss on sales of real estate assets	—	(114)	(114)
Segment profit (loss)	$48,986	$(9,385)	39,601
Depreciation and amortization			(49,742)
General and administrative expense			(16,156)
Litigation settlement			74
Interest and other income			2,967
Income tax provision			(219)
Equity in earnings of unconsolidated affiliates			812
Net loss			$(22,663)
Capital expenditures (5)	$4,977	$3,527	$8,504

Three Months Ended June 30, 2022	Malls (1)	All Other (2)	Total
Revenues (3)	$117,191	$19,827	$137,018
Property operating expenses (4)	(40,708)	(5,088)	(45,796)
Interest expense	(38,691)	(16,426)	(55,117)
Gain on sales of real estate assets	—	3	3
Other expense	—	(834)	(834)
Segment profit (loss)	$37,792	$(2,518)	35,274
Depreciation and amortization			(64,476)
General and administrative expense			(18,450)
Litigation settlement			65
Interest and other income			910
Reorganization items, net			613
Loss on impairment			(252)
Income tax benefit			472
Equity in earnings of unconsolidated affiliates			2,039
Net loss			$(43,805)
Capital expenditures (5)	$6,367	$1,351	$7,718

Six Months Ended June 30, 2023	Malls (1)	All Other (2)	Total
Revenues (3)	$226,505	$39,721	$266,226
Property operating expenses (4)	(88,539)	(8,366)	(96,905)
Interest expense	(40,451)	(47,246)	(87,697)
Gain on sales of real estate assets	—	1,482	1,482
Other expense	—	(198)	(198)
Segment profit (loss)	$97,515	$(14,607)	82,908
Depreciation and amortization			(103,011)
General and administrative expense			(35,385)
Litigation settlement			118
Interest and other income			5,632
Gain on deconsolidation			28,151
Income tax provision			(118)
Equity in losses of unconsolidated affiliates			(444)
Net loss			$(22,149)
Capital expenditures (5)	$9,410	$6,629	$16,039

Six Months Ended June 30, 2022	Malls (1)	All Other (2)	Total
Revenues (3)	$238,619	$38,501	$277,120
Property operating expenses (4)	(85,392)	(8,749)	(94,141)
Interest expense	(109,850)	(35,926)	(145,776)
Gain on sales of real estate assets	—	19	19
Other expense	—	(834)	(834)
Segment profit (loss)	$43,377	$(6,989)	36,388
Depreciation and amortization			(133,419)
General and administrative expense			(36,524)
Litigation settlement			146
Interest and other income			1,064
Reorganization items, net			(958)
Loss on impairment			(252)
Gain on deconsolidation			36,250
Income tax provision			(329)
Equity in earnings of unconsolidated affiliates			10,606
Net loss			$(87,028)
Capital expenditures (5)	$10,327	$3,221	$13,548

Total assets	Malls (1)	All Other (2)	Total
June 30, 2023	$1,580,656	$894,756	$2,475,412

December 31, 2022	$1,695,813	$982,430	$2,678,243

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

The following table presents the calculation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic earnings per share
Net loss attributable to the Company	$(20,788)	$(41,388)	$(18,529)	$(82,110)
Less: Dividends allocable to unvested restricted stock	(281)	(210)	(561)	(210)
Net loss attributable to common shareholders	(21,069)	(41,598)	(19,090)	(82,320)
Weighted-average basic shares outstanding	31,313	30,973	31,309	29,091
Net loss per share attributable to common shareholders	$(0.67)	$(1.34)	$(0.61)	$(2.83)

Diluted earnings per share (1)
Net loss attributable to common shareholders	$(21,069)	$(41,598)	$(19,090)	$(82,320)
Weighted-average diluted shares outstanding	31,313	30,973	31,309	29,091
Net loss per share attributable to common shareholders	$(0.67)	$(1.34)	$(0.61)	$(2.83)
(1)
For the three and six months ended June 30, 2023, the computation of diluted EPS does not include contingently issuable shares related to PSUs and unvested restricted stock awards due to their anti-dilutive nature. For the three and six months ended June 30, 2023, had the contingently issuable shares been dilutive, the denominator for diluted EPS would have included 94 and 75 contingently issuable shares, respectively, related to PSUs and unvested restricted stock awards. For the three and six months ended June 30, 2022, the computation of diluted EPS does not include contingently issuable shares related to PSUs and unvested restricted stock awards due to their anti-dilutive nature. For the three and six months ended June 30, 2022, had the contingently issuable shares been dilutive, the denominator for diluted EPS would have included 187 and 177 contingently issuable shares, respectively, related to PSUs and unvested restricted stock awards.
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

The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023						Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership	Maximum Guaranteed Amount	Debt Maturity Date (1)		June 30, 2023	December 31, 2022
West Melbourne I, LLC - Phase I	50%	$36,159	50%	$18,080	Feb-2025	(2)	$181	$185
West Melbourne I, LLC - Phase II	50%	11,484	50%	5,742	Feb-2025	(2)	57	59
Port Orange I, LLC	50%	48,348	50%	24,174	Feb-2025	(2)	242	247
Ambassador Infrastructure, LLC	65%	5,749	100%	5,749	Mar-2025		57	70
CBL-TRS Med OFC Holding, LLC (3)	50%	—	100%	3,895	Jun-2030		19	—
Atlanta Outlet JV, LLC	50%	4,355	100%	4,355	Nov-2023		—	—
Total guaranty liability							$556	$561
(1)
Excludes any extension options.
(2)
These loans have a one-year extension option at the joint venture’s election.
(3)
The Operating Partnership has guaranteed the construction debt of CBL DMC I, LLC, a joint venture in which CBL-TRS Med OFC Holding, LLC owns a 50% interest.

For the three and six months ended June 30, 2023 and 2022, the Company evaluated each guaranty, listed in the table above, individually by evaluating the debt service ratio, cash flow forecasts and the performance of each loan, where applicable. The result of the analysis was that each loan is current and performing. The Company did not record a credit loss related to the guarantees listed in the table above for the three or six months ended June 30, 2023 and 2022.

Note 12 – Share-Based Compensation

Restricted Stock Awards

Compensation expense is recognized on a straight-line basis over the requisite service period. The share-based compensation expense related to restricted stock awards granted under the CBL & Associates Properties, Inc. 2021 Equity Incentive Plan ("EIP") was $1,797 and $3,640 for the three and six months ended June 30, 2023, respectively. The share-based compensation expense related to the restricted stock awards was $1,696 and $3,318 for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, there was $16,530 of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.4 years. Share-based compensation cost resulting from share-based awards is recorded at the Management Company, which is a taxable entity.

A summary of the status of the Company’s nonvested restricted stock awards as of June 30, 2023, and changes during the six months ended June 30, 2023, are presented below:

	Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested at January 1, 2023	662,875	$27.42
Granted	356,278	$26.21
Vested	(265,341)	$26.25
Forfeited	(12,780)	$26.13
Nonvested at June 30, 2023	741,032	$27.28

The total grant-date fair value of restricted stock awards granted during the six months ended June 30, 2023 was $9,336. The total fair value of restricted stock awards that vested during the six months ended June 30, 2023 was $6,755.

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

Compensation cost for the PSUs granted in February 2023 is recognized on a straight-line basis over the service period since it is longer than the performance period. The resulting expense is recorded regardless of whether any PSU awards are earned as long as the required service period is met. For the PSUs granted in February 2022, each quarter, management assesses the probability that the measures associated with the Company's outstanding PSU awards will be attained. The Company begins recognizing compensation expense on a straight-line basis over the remaining service period once the PSU award measures are deemed probable of achievement. See Note 16 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for a description of the PSUs granted in February 2022. Share-based compensation expense related to the 2022 and 2023 PSUs granted under the EIP was $1,410 and $2,819 for the three and six months ended June 30, 2023, respectively; and $1,122 and $2,243 for the three and six months ended June 30, 2022, respectively. The unrecognized compensation expense related to the 2022 and 2023 PSUs was $15,626 as of June 30, 2023, which is expected to be recognized over a weighted-average period of 2.8 years.

A summary of the status of the Company’s outstanding 2022 and 2023 PSU awards as of June 30, 2023, and changes during the six months ended June 30, 2023, are presented below:

	PSUs	Weighted- Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2023	607,128	$24.69
2023 PSUs granted	157,789	$38.79
Incremental PSUs granted (1)	22,621	$23.81
Forfeited	(51,019)	$24.87
Outstanding at June 30, 2023	736,519	$27.82
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

The total grant-date fair value of PSU awards granted during the six months ended June 30, 2023 was $6,120.

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

Note 13 – Noncash Investing and Financing Activities

The Company’s noncash investing and financing activities were as follows:

	Six Months Ended June 30,
	2023	2022
Additions to real estate assets accrued but not yet paid	$8,595	$10,195
Accrued dividends and distributions payable	—	7,956
Deconsolidation upon loss of control (1):
Decrease in real estate assets	(9,015)	(18,810)
Decrease in mortgage and other indebtedness	37,693	56,226
Decrease in operating assets and liabilities	3,352	5,686
Decrease in intangible lease and other assets	(3,879)	(6,852)
(1)
See Note 7 for additional information.

Note 14 – Subsequent Events

In July 2023, the Company redeemed $102,950 in U.S. Treasury securities and purchased $102,968 in new U.S. Treasury securities with maturities through July 2024.

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

Executive Overview

We are a self-managed, self-administered, fully integrated REIT that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, outlet centers, lifestyle centers, open-air centers and other properties. See Note 1 to the condensed consolidated financial statements for information on our property interests as of June 30, 2023. We have elected to be taxed as a REIT for federal income tax purposes.

Leasing metrics were the strongest in several years, with positive new and renewal lease spreads and year-over-year occupancy growth.

We continue to make progress addressing our loan maturities and de-risking our balance sheet. During the quarter, we closed a two-year extension on the loan secured by Cross Creek Mall and are currently in process on the refinancing of the loan secured by The Outlet Shoppes at Atlanta.

We had a net loss for the three and six months ended June 30, 2023 of $22.7 million and $22.1 million, respectively, as compared to a net loss for the three and six months ended June 30, 2022 of $43.8 million and $87.0 million, respectively. We had a net loss attributable to common shareholders for the three and six months ended June 30, 2023 of $21.1 million and $19.1 million, respectively, as compared to a net loss attributable to common shareholders for the three and six months ended June 30, 2022 of $41.6 million and $82.3 million, respectively.

Significant items that affected comparability between the three-month periods include:

•
Items decreasing net loss for the three months ended June 30, 2023 compared to the prior-year period:
•
Interest expense was $10.9 million lower;
•
Depreciation and amortization expense was $14.7 million lower;
•
General and administrative expense was $2.3 million lower;
•
Interest income was $2.1 million higher.
•
Items increasing net loss for the three months ended June 30, 2023 compared to the prior-year period:
•
Equity in earnings was $1.2 million lower;
•
Revenues were $7.2 million lower.

Significant items that affected comparability between the six-month periods include:

•
Items decreasing net loss for the six months ended June 30, 2023 compared to the prior-year period:
•
Interest expense was $58.1 million lower;
•
Depreciation and amortization expense was $30.4 million lower;
•
Interest income was $4.6 million higher.
•
Items increasing net loss for the six months ended June 30, 2023 compared to the prior-year period:
•
Equity in losses was $0.4 million compared to equity in earnings of $10.6 million for the six months ended June 30, 2022;
•
Gain on deconsolidation was $8.1 million lower;
•
Revenues were $10.9 million lower.

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

Results of Operations

Properties that were in operation for the entire year during 2022 and the six months ended June 30, 2023 are referred to as the "Comparable Properties." Since January 2022, we have deconsolidated:

Deconsolidations

Property	Location	Date of Deconsolidation
Greenbrier Mall (1)(2)	Chesapeake, VA	March 2022
Alamance Crossing East (1)	Burlington, NC	February 2023
(1)
We deconsolidated the property due to a loss of control when the property was placed into receivership in connection with the foreclosure process.
(2)
The foreclosure process was completed in October 2022.

Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022

Revenues

	Three Months Ended June 30,			Comparable Properties
	2023	2022	Change	Core	Non-core	Deconsolidation	Dispositions
Rental revenues	$124,842	$131,832	$(6,990)	$(5,093)	$(643)	$(1,315)	$61
Management, development and leasing fees	1,822	1,786	36	36	—	—	—
Other	3,203	3,400	(197)	(140)	(18)	(39)	—
Total revenues	$129,867	$137,018	$(7,151)	$(5,197)	$(661)	$(1,354)	$61

Rental revenues from the Comparable Properties decreased primarily due to lower percentage rents and an unfavorable variance in the estimate for uncollectable revenues as compared to the prior-year period.

Operating Expenses

	Three Months Ended June 30,			Comparable Properties
	2023	2022	Change	Core	Non-core	Deconsolidation	Dispositions
Property operating	$(21,507)	$(21,312)	$(195)	$(437)	$18	$214	$10
Real estate taxes	(14,481)	(14,254)	(227)	(275)	(94)	132	10
Maintenance and repairs	(9,991)	(10,230)	239	191	(20)	68	—
Property operating expenses	(45,979)	(45,796)	(183)	(521)	(96)	414	20
Depreciation and amortization	(49,742)	(64,476)	14,734	14,276	(179)	637	—
General and administrative	(16,156)	(18,450)	2,294	2,294	—	—	—
Loss on impairment	—	(252)	252	—	—	—	252
Litigation settlement	74	65	9	9	—	—	—
Other	—	(834)	834	834	—	—	—
Total operating expenses	$(111,803)	$(129,743)	$17,940	$16,892	$(275)	$1,051	$272

Depreciation and amortization expense at the Comparable Properties decreased primarily due to assets becoming fully depreciated or amortized since the prior-year period related to the shorter useful lives that were implemented upon the adoption of fresh start accounting when we emerged from bankruptcy.

General and administrative expenses decreased primarily due to professional fees associated with loan modifications and extensions, and fees incurred to obtain credit ratings on our secured term loan in the prior-year period. The decrease was partially offset by higher compensation and share-based compensation expenses as compared to the prior-year period.

Other Income and Expenses

Interest and other income increased $2.1 million during the three months ended June 30, 2023 as compared to the prior-year period. The increase was primarily due to holding U.S. Treasury securities that carry higher interest rates in the current-year period.

Interest expense decreased $10.9 million during the three months ended June 30, 2023 as compared to the prior-year period. The decrease was primarily due to $26.0 million less accretion of property-level debt discounts as certain discounts became fully accreted since the prior-year period. The property-level debt discounts were recognized in conjunction with recording our property-level debt at fair value upon the adoption of fresh start accounting. Also, the decrease includes $6.5 million of interest expense in the prior-year period on the secured notes that were fully redeemed in 2022. The decrease in interest expense was partially offset by an increase of $13.6 million in the current period related to the open-air centers and outparcels loan that was entered into during the second quarter of 2022 and higher interest expense on the term loan due to increased variable interest rates.

Equity in earnings of unconsolidated affiliates was $0.8 million for the three months ended June 30, 2023. Equity in earnings of unconsolidated affiliates was $2.0 million for the three months ended June 30, 2022. The decrease in the current-year period as compared to the prior-year period relates to recognizing equity in losses for the three months ended June 30, 2023 in an unconsolidated affiliate where our investment in that unconsolidated affiliate had previously been zero.

Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022

Revenues

	Six Months Ended June 30,			Comparable Properties
	2023	2022	Change	Core	Non-core	Deconsolidation	Dispositions
Rental revenues	$255,166	$267,164	$(11,998)	$(8,324)	$(328)	$(3,408)	$62
Management, development and leasing fees	4,256	3,555	701	701	—	—	—
Other	6,804	6,401	403	522	(38)	(76)	(5)
Total revenues	$266,226	$277,120	$(10,894)	$(7,101)	$(366)	$(3,484)	$57

Rental revenues from the Comparable Properties decreased primarily due to lower percentage rents and an unfavorable variance in the estimate for uncollectable revenues as compared to the prior-year period.

Operating Expenses

	Six Months Ended June 30,			Comparable Properties
	2023	2022	Change	Core	Non-core	Deconsolidation	Dispositions
Property operating	$(46,121)	$(44,656)	$(1,465)	$(2,327)	$155	$647	$60
Real estate taxes	(29,269)	(28,689)	(580)	(757)	(133)	301	9
Maintenance and repairs	(21,515)	(20,796)	(719)	(1,031)	(8)	321	(1)
Property operating expenses	(96,905)	(94,141)	(2,764)	(4,115)	14	1,269	68
Depreciation and amortization	(103,011)	(133,419)	30,408	29,089	(378)	1,710	(13)
General and administrative	(35,385)	(36,524)	1,139	1,139	—	—	—
Loss on impairment	—	(252)	252	—	—	—	252
Litigation settlement	118	146	(28)	(28)	—	—	—
Other	(198)	(834)	636	636	—	—	—
Total operating expenses	$(235,381)	$(265,024)	$29,643	$26,721	$(364)	$2,979	$307

Total property operating expenses at the Comparable Properties increased primarily due to the completion of previously delayed maintenance projects and the timing of certain third-party contracts.

Depreciation and amortization expense at the Comparable Properties decreased primarily due to assets becoming fully depreciated or amortized since the prior-year period related to the shorter useful lives that were implemented upon the adoption of fresh start accounting when we emerged from bankruptcy.

General and administrative expenses decreased primarily due to professional fees associated with loan modifications and extensions, and fees incurred to obtain credit ratings on our secured term loan in the prior-year period. The decrease was partially offset by higher compensation and share-based compensation expenses as compared to the prior-year period.

Other Income and Expenses

Interest and other income increased $4.6 million during the six months ended June 30, 2023 as compared to the prior-year period. The increase was primarily due to holding U.S. Treasury securities that carry higher interest rates in the current-year period.

Interest expense decreased $58.1 million during the six months ended June 30, 2023 as compared to the prior-year period. The decrease was primarily due to $80.4 million less accretion of property-level debt discounts as certain discounts became fully accreted since the prior-year period. The property-level debt discounts were recognized in conjunction with recording our property-level debt at fair value upon the adoption of fresh start accounting. Also, the decrease includes $17.3 million of interest expense in the prior-year period on the secured notes that were fully redeemed in 2022. The decrease in interest expense was partially offset by an increase of $27.3 million in the current period related to the open-air centers and outparcels loan that was entered into during the second quarter of 2022 and higher interest expense on the term loan due to increased variable interest rates.

For the six months ended June 30, 2023, we recorded a $28.2 million gain on deconsolidation related to Alamance Crossing East that was deconsolidated due to a loss of control when the mall was placed into receivership in connection with the foreclosure process. For the six months ended June 30, 2022, we recorded a $36.3 million gain on deconsolidation related to Greenbrier Mall that was deconsolidated due to a loss of control when the mall was placed into receivership in connection with the foreclosure process.

Equity in losses of unconsolidated affiliates was $0.4 million for the six months ended June 30, 2023. Equity in earnings of unconsolidated affiliates was $10.6 million for the six months ended June 30, 2022. The decrease in the current-year period as compared to the prior-year period relates to recognizing equity in losses for the six months ended June 30, 2023 in an unconsolidated affiliate where our investment in that unconsolidated affiliate had previously been zero.

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

We include a property in our same-center pool when we have owned all or a portion of the property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year and current year-to-date period. New properties are excluded from same-center NOI until they meet these criteria. Properties excluded from the same-center pool that would otherwise meet these criteria are categorized as excluded properties. We exclude properties for which we are working or intend to work with the lender on a restructure of the terms of the loan secured by the property or convey the secured property to the lender (“Excluded Properties”). As of June 30, 2023, Alamance Crossing East and WestGate Mall were classified as Excluded Properties.

Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss).

A reconciliation of our same-center NOI to net loss for the three- and six-month periods ended June 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(22,663)	$(43,805)	$(22,149)	$(87,028)
Adjustments: (1)
Depreciation and amortization	53,467	72,357	110,709	148,921
Interest expense	60,786	74,252	119,792	180,838
Abandoned projects expense	—	834	17	834
Loss (gain) on sales of real estate assets, net of taxes and noncontrolling interests' share	59	(3)	(1,537)	(19)
Gain on sales of real estate assets of unconsolidated affiliates	(784)	—	(768)	(629)
Adjustment for unconsolidated affiliates with negative investment	888	(10,460)	2,479	(23,007)
Gain on deconsolidation	—	—	(28,151)	(36,250)
Loss on impairment, net of taxes	—	186	—	186
Litigation settlement	(74)	(65)	(118)	(146)
Reorganization items, net	—	(613)	—	958
Income tax provision (benefit)	219	(472)	118	329
Lease termination fees	(793)	(1,052)	(1,954)	(2,448)
Straight-line rent and above- and below-market lease amortization	3,401	467	7,090	3,707
Net loss attributable to noncontrolling interests in other consolidated subsidiaries	1,875	2,373	3,620	4,859
General and administrative expenses	16,156	18,450	35,385	36,524
Management fees and non-property level revenues	(5,038)	(525)	(10,018)	(1,049)
Operating Partnership's share of property NOI	107,499	111,924	214,515	226,580
Non-comparable NOI	(425)	(3,972)	(1,918)	(8,178)
Total same-center NOI	$107,074	$107,952	$212,597	$218,402
(1)
Adjustments are based on our Operating Partnership's pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.

Same-center NOI decreased 0.8% for the three months ended June 30, 2023 as compared to the prior-year period. The $0.8 million decrease for the three months ended June 30, 2023 compared to the same period in 2022 primarily consisted of a $1.1 million decrease in revenues offset by a $0.3 million decrease in operating expenses. Rental revenues were $1.3 million lower primarily due to decreased percentage rents and an unfavorable variance in the estimate for uncollectable revenues in the current-year period as compared to the prior-year period.

Same-center NOI decreased 2.7% for the six months ended June 30, 2023 as compared to the prior-year period. The $5.8 million decrease for the six months ended June 30, 2023 compared to the same period in 2022 primarily consisted of a $2.1 million decrease in revenues and a $3.7 million increase in operating expenses. Rental revenues were $2.9 million lower primarily due to decreased percentage rents and an unfavorable variance in the estimate for uncollectable revenues in the current-year period as compared to the prior-year period. Property operating expenses were higher in the current-year period as compared to the prior-year period primarily due to the completion of previously delayed maintenance projects and timing of certain third-party contracts.

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

We derive the majority of our revenues from the malls, lifestyle centers and outlet centers. The sources of our revenues by property type were as follows:

	Six Months Ended June 30,
	2023	2022
Malls, Lifestyle Centers and Outlet Centers	85.1%	86.1%
All Other	14.9%	13.9%

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

	Sales Per Square Foot for the Trailing Twelve Months Ended June 30,
	2023	2022	% Change
Mall, Lifestyle Center and Outlet Center same-center sales per square foot	$425	$442	(3.8)%

Occupancy

Our portfolio occupancy is summarized in the following table (Excluded Properties are not included in occupancy metrics):

	As of June 30,
	2023	2022
Total portfolio	89.7%	89.5%
Malls, Lifestyle Centers and Outlet Centers:
Total malls	88.0%	87.9%
Total lifestyle centers	92.7%	89.4%
Total outlet centers	88.4%	87.5%
Total same-center malls, lifestyle centers and outlet centers	88.5%	88.0%
All Other:
Total open-air centers	94.7%	94.4%
Total other	74.2%	91.7%

Leasing

The following is a summary of the total square feet of leases signed in the three- and six-month periods ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating portfolio:
New leases	289,181	395,752	575,194	630,642
Renewal leases	586,036	633,563	1,574,527	1,450,369
Total leased	875,217	1,029,315	2,149,721	2,081,011

Average annual base rents per square foot are based on contractual rents in effect as of June 30, 2023 and 2022, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type:

	Six Months Ended June 30,
	2023	2022
Total portfolio (1)	$25.49	$24.99
Malls, Lifestyle Centers and Outlet Centers:
Total same-center malls, lifestyle centers and outlet centers	30.03	29.43
Total malls	30.43	30.02
Total lifestyle centers	29.30	27.88
Total outlet centers	27.76	26.51
All Other:
Total open-air centers	15.29	15.10
Total other	19.94	19.31
(1)
Excluded Properties are not included.

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the three- and six-month period ended June 30, 2023 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (1)	% Change Average
Three Months Ended June 30, 2023:
All Property Types (2)	410,725	$38.33	$40.99	6.9%	$41.82	9.1%
Malls, Lifestyle Centers & Outlet Centers	352,206	40.81	42.89	5.1%	43.73	7.2%
New leases	40,014	34.10	41.56	21.9%	44.21	29.6%
Renewal leases	312,192	41.67	43.07	3.4%	43.67	4.8%

Six Months Ended June 30, 2023:
All Property Types (2)	1,147,811	$35.26	$36.34	3.1%	$37.06	5.1%
Malls, Lifestyle Centers & Outlet Centers	1,040,724	36.57	37.13	1.5%	37.85	3.5%
New leases	82,414	36.15	42.81	18.4%	45.14	24.9%
Renewal leases	958,310	36.61	36.65	0.1%	37.22	1.7%

(1)
Average gross rent does not incorporate allowable future increases for recoverable common area expenses.
(2)
Includes malls, lifestyle centers, outlet centers, open-air centers and other.

New and renewal leasing activity of comparable small shop space of less than 10,000 square feet based on the lease commencement date is as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2023:
New	53	159,063	6.34	$37.38	$39.42	$31.92	$5.46	17.1%	$7.50	23.5%
Renewal	411	1,369,901	2.65	34.35	34.69	33.88	0.47	1.4%	0.81	2.4%
Commencement 2023 Total	464	1,528,964	3.07	34.67	35.18	33.68	0.99	2.9%	1.50	4.5%

Commencement 2024:
New	3	6,953	7.67	47.35	51.16	39.50	7.85	19.9%	11.66	29.5%
Renewal	64	161,556	2.61	47.39	47.70	46.73	0.66	1.4%	0.97	2.1%
Commencement 2024 Total	67	168,509	2.84	47.39	47.84	46.43	0.96	2.1%	1.41	3.0%

Total 2023/2024	531	1,697,473	3.04	$35.93	$36.44	$34.94	$0.99	2.8%	$1.50	4.3%

Liquidity and Capital Resources

As of June 30, 2023, we had $279.8 million available in unrestricted cash and U.S. Treasury securities. Our total pro rata share of debt, excluding unamortized deferred financing costs and debt discounts, at June 30, 2023 was $2,699.6 million, which includes a $41.1 million unconsolidated property loan that is in receivership. We had $53.9 million in restricted cash at June 30, 2023 related to cash held in escrow accounts for insurance, real estate taxes, capital expenditures and tenant allowances as required by the terms of certain mortgage notes payable, as well as amounts related to cash management agreements with lenders of certain property-level mortgage indebtedness, which are designated for debt service and operating expense obligations. We also had restricted cash of $34.8 million related to the properties that secure the corporate term loan and the open-air centers and outparcels loan of which we may receive a portion via distributions semiannually and quarterly in accordance with the provisions of the term loan and the open-air centers and outparcels loan, respectively.

During the three and six months ended June 30, 2023, we continued to reinvest the cash from maturing U.S. Treasury securities into new U.S. Treasury securities. We designated our U.S. Treasury securities as available-for-sale. As of June 30, 2023, our U.S. Treasury securities have maturities through April 2024. Subsequent to June 30, 2023, we redeemed and purchased additional U.S. Treasury securities. See Note 14 for additional information.

During the six months ended June 30, 2023, we extended the maturity dates on four loans, which had a combined outstanding balance of $320.0 million at our share as of June 30, 2023. In April 2023, the Company and its joint venture partner entered into a new $148.0 million loan secured by Friendly Center and The Shops at Friendly Center and the $7.2 million loan secured by The Outlet Shoppes of the Bluegrass - Phase II was paid off. See Note 7 and Note 8 for additional information.

In May 2023, the Operating Partnership entered into an interest rate swap with a notional amount of $32.0 million to fix the interest rate at 7.3975% on $32.0 million of the variable rate portion of the open-air centers and outparcels loan. The swap has a maturity date of June 7, 2027. We designated the swap as a cash flow hedge on our variable rate debt. See Note 8 for additional information.

In February 2023, we deconsolidated Alamance Crossing East as a result of losing control when the property was placed in receivership. The loan secured by Alamance Crossing East had an outstanding balance of $41.1 million as of June 30, 2023.

We paid common stock dividends of $0.375 per share in each of the first and second quarters of 2023. Additionally, our board of directors declared a special dividend of $2.20 per share of common stock, which was paid in cash on January 18, 2023, to stockholders of record as of the close of business on December 12, 2022.

During the six months ended June 30, 2023, we sold five land parcels which generated approximately $5.3 million in gross proceeds at our share.

After factoring in all financing activity subsequent to June 30, 2023, our total share of consolidated, unconsolidated and other outstanding debt, excluding debt discounts and deferred financing costs, maturing during 2023, assuming all extension options are elected, is $37.2 million, and our total share of consolidated, unconsolidated and other outstanding debt, excluding debt discounts and deferred financing costs, that matured prior to 2023, which remains outstanding at June 30, 2023, is $69.8 million. We are in discussions with the existing lenders to modify and extend or otherwise refinance the loans.

Cash Flows - Operating, Investing and Financing Activities

There was $113.6 million of cash, cash equivalents and restricted cash as of June 30, 2023, a decrease of $51.0 million from June 30, 2022. Of this amount, $24.9 million was unrestricted cash and cash equivalents as of June 30, 2023. Also, at June 30, 2023, we had $254.9 million in U.S. Treasuries with maturities through April 2024.

Our net cash flows are summarized as follows (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Net cash provided by operating activities	$84,236	$88,089	$(3,853)
Net cash provided by investing activities	25,672	2,690	22,982
Net cash used in financing activities	(138,264)	(68,119)	(70,145)
Net cash flows	$(28,356)	$22,660	$(51,016)

Cash Provided By Operating Activities

Cash provided by operating activities decreased primarily due to lower percentage rents and higher interest expense due to rising variable interest rates, as well as higher operating expenses related to previously delayed maintenance projects and the timing of certain third-party contracts.

Cash Provided By Investing Activities

Cash provided by investing activities increased primarily due to more net redemptions of U.S. Treasury securities during the current-year period as compared to the prior-year period, as well as higher proceeds from sales of real estate assets during the six months ended June 30, 2023. The increase was partially offset by a decrease in distributions from unconsolidated affiliates.

Cash Used In Financing Activities

Cash used in financing activities increased primarily due to the payment of a first and second quarter 2023 common stock dividend and the special dividend that was declared during the fourth quarter of 2022. There were no dividends paid during the first and second quarters of 2022. The increase was partially offset by a reduction in principal payments during the current-year period as compared to the prior-year period.

Debt

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties. Prior to consideration of unamortized deferred financing costs or debt discounts, of our $2,699.6 million outstanding debt at June 30, 2023, $2,550.5 million constituted non-recourse debt obligations and $149.1 million constituted recourse debt obligations. We believe the tables below provide investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

June 30, 2023:	Consolidated	Noncontrolling Interests	Other Debt (1)	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (2)
Fixed-rate debt:
Non-recourse loans on operating properties	$783,501	$(25,222)	$41,122	$612,873	$1,412,274	4.97%
Open-air centers and outparcels loan	180,000	—	—	—	180,000	6.95%	(3)
Recourse loans on operating properties	—	—	—	9,149	9,149	3.76%
Total fixed-rate debt	963,501	(25,222)	41,122	622,022	1,601,423	5.18%
Variable-rate debt:
Non-recourse loans on operating properties	55,440	(13,177)	—	50,389	92,652	8.07%
Recourse loans on operating properties	—	—	—	12,530	12,530	7.71%
Open-air centers and outparcels loan	180,000	—	—	—	180,000	9.26%	(3)
Secured term loan	813,038	—	—	—	813,038	7.92%
Total variable-rate debt	1,048,478	(13,177)	—	62,919	1,098,220	8.15%
Total fixed-rate and variable-rate debt	2,011,979	(38,399)	41,122	684,941	2,699,643	6.39%
Unamortized deferred financing costs	(15,407)	298	—	(3,397)	(18,506)
Debt discounts (4)	(54,523)	4,680	—	—	(49,843)
Total mortgage and other indebtedness, net	$1,942,049	$(33,421)	$41,122	$681,544	$2,631,294

(1)
Represents the outstanding loan balance for Alamance Crossing East which was deconsolidated due to a loss of control when the property was placed into receivership in connection with the foreclosure process.
(2)
Weighted-average interest rate excludes amortization of deferred financing costs.
(3)
The interest rate is a fixed 6.95% for $180,000 of the $360,000 loan, with the other half of the loan bearing a variable interest rate based on the 30-day SOFR plus 4.10%. The Operating Partnership has an interest rate swap on a notional amount of $32,000 related to the variable portion of the loan to effectively fix the interest rate at 7.3975%.
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

The weighted-average remaining term of our total share of consolidated and unconsolidated debt, excluding debt discounts and deferred financing costs, was 2.7 years and 2.4 years at June 30, 2023 and December 31, 2022, respectively. The weighted-average remaining term of our pro rata share of fixed-rate debt, excluding debt discounts and deferred financing costs, was 2.9 years and 2.3 years at June 30, 2023 and December 31, 2022, respectively.

As of June 30, 2023 and December 31, 2022, our total share of consolidated and unconsolidated variable-rate debt, excluding debt discounts and deferred financing costs, represented 40.7% and 41.0%, respectively, of our total pro rata share of debt, excluding debt discounts and deferred financing costs.

See Note 7 to the condensed consolidated financial statements for information concerning activity related to unconsolidated affiliates.

Equity

We paid common stock dividends of $0.375 per share in each of the first and second quarters of 2023. The decision to declare and pay dividends on any outstanding shares of our common stock, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors and will depend on our earnings, taxable income, FFO, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our then-current indebtedness, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, Delaware law and such other factors as our board of directors deems relevant. Any dividends payable will be determined by our board of directors based upon the circumstances at the time of declaration. Our actual results of operations will be affected by a number of factors, including the revenues received from our properties, our operating expenses, interest expense, capital expenditures and the ability of the anchors and tenants at our properties to meet their obligations for payment of rents and tenant reimbursements.

Capital Expenditures

The following table, which excludes expenditures for developments, redevelopments and expansions, summarizes our capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the three and six months ended June 30, 2023 compared to the same period in 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Tenant allowances (1)	$3,075	$4,173	$6,649	$7,040

Maintenance capital expenditures:
Parking area and parking area lighting	865	980	1,196	1,513
Roof replacements	888	2	1,425	126
Other capital expenditures	4,331	2,275	5,989	4,097
Total maintenance capital expenditures	6,084	3,257	8,610	5,736

Capitalized overhead	435	374	1,135	823

Capitalized interest	111	147	217	375

Total capital expenditures	$9,705	$7,951	$16,611	$13,974

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

Developments

Redevelopments Completed as of June 30, 2023

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2023 Cost	Opening Date	Initial Unleveraged Yield
Redevelopments:
The Terrace - Nordstrom Rack (former Staples)	Chattanooga, TN	92%	24,155	$2,513	$1,694	$72	Q2 '23	13.0%
York Town Center - Burlington (former Bed Bath & Beyond)	York, PA	50%	28,000	1,247	1,268	281	Q1 '23	18.5%
Total Properties Completed			52,155	$3,760	$2,962	$353
(1)
Total Cost is presented net of reimbursements to be received.
(2)
Cost to Date does not reflect reimbursements until they are received.

Properties Under Development at June 30, 2023

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2023 Cost	Expected Opening Date	Initial Unleveraged Yield
Mall Expansion:
Sunrise Mall - Bubba's 33	Brownsville, TX	100%	7,575	$1,049	$997	$797	Summer '23	18.0%

Open-Air Center:
Fremaux Town Center - Marshall's	Slidell, LA	65%	22,132	2,356	632	570	Fall '23	10.5%

Outparcel Development:
Mayfaire Town Center - hotel development	Wilmington, NC	49%	83,021	15,435	2,255	1,082	Spring '24	11.0%

Redevelopments:
Hamilton Place - Crunch Fitness	Chattanooga, TN	100%	36,640	2,648	74	56	Winter '24	23.3%
Kirkwood Mall - Five Below	Bismarck, ND	100%	19,478	2,323	707	704	Fall '23	16.3%
			56,118	4,971	781	760

Total Properties Under Development			168,846	$23,811	$4,665	$3,209
(1)
Total Cost is presented net of reimbursements to be received.
(2)
Cost to Date does not reflect reimbursements until they are received.

Off-Balance Sheet Arrangements

Unconsolidated Affiliates

We have ownership interests in 25 unconsolidated affiliates as of June 30, 2023 that are described in Note 7 to the condensed consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the condensed consolidated balance sheets as investments in unconsolidated affiliates.

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

See Note 11 to the condensed consolidated financial statements for information related to our guarantees of unconsolidated affiliates' debt as of June 30, 2023 and December 31, 2022.

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

Our Annual Report on Form 10-K for the year ended December 31, 2022 contains a discussion of our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these policies and estimates during the six months ended June 30, 2023. Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022

Non-GAAP Measure

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

FFO of the Operating Partnership increased to $32.4 million for the three months ended June 30, 2023 from $30.9 million for the prior-year period. Excluding the adjustments noted above, FFO of the Operating Partnership, as adjusted, decreased to $50.1 million for the three months ended June 30, 2023 from $59.9 million for the prior-year period. The decrease in FFO, as adjusted, for the three months ended June 30, 2023 was primarily driven by lower percentage rents, an unfavorable variance in the estimate for uncollectable revenues in the current-year period as compared to the prior-year period and higher interest expense due to rising variable interest rates. The decrease was partially offset by increased interest income on our U.S. Treasury securities.

FFO of the Operating Partnership increased to $91.7 million for the six months ended June 30, 2023 from $65.9 million for the prior-year period. Excluding the adjustments noted above, FFO of the Operating Partnership, as adjusted, decreased to $99.9 million for the six months ended June 30, 2023 from $117.3 million for the prior-year period. The decrease in FFO, as adjusted, for the six months ended June 30, 2023 was primarily driven by lower percentage rents, an unfavorable variance in the estimate for uncollectable revenues in the current-year period as compared to the prior-year period and higher interest expense due to rising variable interest rates, as well as previously delayed maintenance projects and timing of certain third-party contracts. The decrease was partially offset by increased interest income on our U.S. Treasury securities.

The reconciliation of net loss attributable to common shareholders to FFO allocable to Operating Partnership common unitholders for the three and six months ended June 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss attributable to common shareholders	$(21,069)	$(41,598)	$(19,090)	$(82,320)
Noncontrolling interest in loss of Operating Partnership	—	(44)	—	(59)
Dividends allocable to unvested restricted stock	281	210	561	210
Depreciation and amortization expense of:
Consolidated properties	49,742	64,476	103,011	133,419
Unconsolidated affiliates	4,433	8,819	9,071	17,339
Non-real estate assets	(304)	(203)	(452)	(401)
Noncontrolling interests' share of depreciation and amortization in other consolidated subsidiaries	(708)	(938)	(1,373)	(1,837)
Loss on impairment, net of taxes	—	186	—	186
Gain on depreciable property	—	—	—	(629)
FFO allocable to Operating Partnership common unitholders	32,375	30,908	91,728	65,908
Debt discount accretion, including our share of unconsolidated affiliates and net of noncontrolling interests' share (1)	16,574	50,036	33,190	128,499
Adjustment for unconsolidated affiliates with negative investment (2)	888	(10,460)	2,479	(23,007)
Senior secured notes fair value adjustment (3)	—	(593)	—	(395)
Litigation settlement (4)	(74)	(65)	(118)	(146)
Non-cash default interest expense (5)	287	(9,344)	781	(18,220)
Gain on deconsolidation (6)	—	—	(28,151)	(36,250)
Reorganization items, net (7)	—	(613)	—	958
FFO allocable to Operating Partnership common unitholders, as adjusted	$50,050	$59,869	$99,909	$117,347
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
(4)
Represents a credit to litigation settlement expense in each of the three- and six- month periods ended June 30, 2023 and 2022 related to claim amounts that were released pursuant to the terms of the settlement agreement related to the settlement of a class action lawsuit.
(5)
The three and six months ended June 30, 2023 includes default interest on loans past their maturity dates. The three and six months ended June 30, 2022 includes the reversal of default interest expense when waivers or forbearance agreements were obtained.
(6)
For the six months ended June 30, 2023, we deconsolidated Alamance Crossing East due to a loss of control when the property was placed into receivership in connection with the foreclosure process. For the six months ended June 30, 2022, we deconsolidated Greenbrier Mall due to a loss of control when the property was placed into receivership in connection with the foreclosure process.
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

Interest Rate Risk

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at June 30, 2023, a 0.5% increase or decrease in interest rates on variable-rate debt would increase or decrease annual cash flows by approximately $5.4 million.

Based on our proportionate share of total consolidated, unconsolidated and other debt at June 30, 2023, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $13.4 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $13.7 million.

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

CBL & ASSOCIATES PROPERTIES, INC.

Date: August 9, 2023	/s/ Benjamin W. Jaenicke
Benjamin W. Jaenicke
Executive Vice President -
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)