Form 10-Q
period 2023-09-30
CBL & ASSOCIATES PROPERTIES INC
filed 2023-11-09
CIK 910612

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

As of November 6, 2023, 32,001,237 shares of common stock were outstanding, excluding 34 treasury shares.

CBL & Associates Properties, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1: Condensed Consolidated Financial Statements (Unaudited)

CBL & Associates Properties, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
ASSETS (1)	2023	2022
Real estate assets:
Land	$585,476	$596,715
Buildings and improvements	1,208,266	1,198,597
	1,793,742	1,795,312
Accumulated depreciation	(205,547)	(136,901)
	1,588,195	1,658,411
Developments in progress	6,555	5,576
Net investment in real estate assets	1,594,750	1,663,987
Cash and cash equivalents	34,509	44,718
Restricted cash	85,167	97,231
Available-for-sale securities - at fair value (amortized cost of $258,507 and $293,476 as of September 30, 2023 and December 31, 2022, respectively)	258,254	292,422
Receivables:
Tenant	36,927	40,620
Other	3,786	3,876
Investments in unconsolidated affiliates	73,434	77,295
In-place leases, net	175,579	247,497
Above market leases, net	130,047	171,265
Intangible lease assets and other assets	43,898	39,332
	$2,436,351	$2,678,243
LIABILITIES AND EQUITY
Mortgage and other indebtedness, net	$1,900,473	$2,000,186
Below market leases, net	86,167	110,616
Accounts payable and accrued liabilities	120,741	200,312
Total liabilities (1)	2,107,381	2,311,114
Shareholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized, 32,014,631 and 31,780,075 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively (in each case, excluding 34 treasury shares)	32	32
Additional paid-in capital	717,559	710,497
Accumulated other comprehensive income (loss)	957	(1,054)
Accumulated deficit	(380,258)	(338,934)
Total shareholders' equity	338,290	370,541
Noncontrolling interests	(9,320)	(3,412)
Total equity	328,970	367,129
	$2,436,351	$2,678,243
(1)
As of September 30, 2023, includes $186,582 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $212,100 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. See Note 8.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES:
Rental revenues	$124,783	$131,642	$379,949	$398,806
Management, development and leasing fees	1,840	1,783	6,096	5,338
Other	2,728	2,855	9,532	9,256
Total revenues	129,351	136,280	395,577	413,400
EXPENSES:
Property operating	(22,621)	(24,390)	(68,742)	(69,046)
Depreciation and amortization	(45,118)	(61,050)	(148,129)	(194,469)
Real estate taxes	(13,794)	(13,880)	(43,063)	(42,569)
Maintenance and repairs	(8,487)	(10,272)	(30,002)	(31,068)
General and administrative	(14,398)	(14,625)	(49,783)	(51,149)
Loss on impairment	—	—	—	(252)
Litigation settlement	2,060	36	2,178	182
Other	—	—	(198)	(834)
Total expenses	(102,358)	(124,181)	(337,739)	(389,205)
OTHER INCOME (EXPENSES):
Interest and other income	3,628	152	9,260	1,216
Interest expense	(42,891)	(37,652)	(130,588)	(183,428)
Gain on deconsolidation	19,728	—	47,879	36,250
Loss on available-for-sale securities	—	(39)	—	(39)
Gain on sales of real estate assets	3,414	3,528	4,896	3,547
Reorganization items, net	—	1,220	—	262
Income tax provision	(1,263)	(2,422)	(1,381)	(2,751)
Equity in earnings of unconsolidated affiliates	3,266	5,702	2,822	16,308
Total other expenses	(14,118)	(29,511)	(67,112)	(128,635)
Net income (loss)	12,875	(17,412)	(9,274)	(104,440)
Net (income) loss attributable to noncontrolling interests in:
Operating Partnership	6	(25)	6	34
Other consolidated subsidiaries	381	3,143	4,001	8,002
Net income (loss) attributable to the Company	13,262	(14,294)	(5,267)	(96,404)
Earnings allocable to unvested restricted stock	(305)	(216)	(837)	(426)
Net income (loss) attributable to common shareholders	$12,957	$(14,510)	$(6,104)	$(96,830)
Basic and diluted per share data attributable to common shareholders:
Basic earnings per share	$0.41	$(0.47)	$(0.19)	$(3.26)
Diluted earnings per share	0.41	(0.47)	(0.19)	(3.26)
Weighted-average basic shares	31,305	30,973	31,307	29,725
Weighted-average diluted shares	31,305	30,973	31,307	29,725

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$12,875	$(17,412)	$(9,274)	$(104,440)

Other comprehensive income (loss):
Unrealized gain on interest rate swap	330	—	1,210	—
Unrealized gain on available-for-sale securities	288	268	801	277
Total other comprehensive income	618	268	2,011	277
Comprehensive income (loss)	13,493	(17,144)	(7,263)	(104,163)
Comprehensive (income) loss attributable to noncontrolling interests in:
Operating Partnership	6	(25)	6	34
Other consolidated subsidiaries	381	3,143	4,001	8,002
Comprehensive income (loss) attributable to the Company	13,880	(14,026)	(3,256)	(96,127)
Earnings allocable to unvested restricted stock	(305)	(216)	(837)	(426)
Comprehensive income (loss) attributable to common shareholders	$13,575	$(14,242)	$(4,093)	$(96,553)

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Equity

(In thousands, except share data)

(Unaudited)

	Equity
	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2021	$21	$547,726	$(3)	$(151,545)	$396,199	$4,901	$401,100
Net loss	—	—	—	(40,722)	(40,722)	(2,501)	(43,223)
Other comprehensive income	—	—	42	—	42	—	42
Share-based compensation expense	—	2,743	—	—	2,743	—	2,743
Conversion of exchangeable notes into 10,982,795 shares of common stock	11	152,527	—	—	152,538	—	152,538
Contributions from noncontrolling interests	—	—	—	—	—	143	143
Balance, March 31, 2022	32	702,996	39	(192,267)	510,800	2,543	513,343
Net loss	—	—	—	(41,388)	(41,388)	(2,417)	(43,805)
Other comprehensive loss	—	—	(33)	—	(33)	—	(33)
Dividends declared - common stock	—	—	—	(7,954)	(7,954)	—	(7,954)
Share-based compensation expense	—	2,818	—	—	2,818	—	2,818
Adjustment for noncontrolling interests	—	70	—	—	70	(70)	—
Distributions to noncontrolling interests	—	—	—	—	—	(2,744)	(2,744)
Balance, June 30, 2022	32	705,884	6	(241,609)	464,313	(2,688)	461,625
Net loss	—	—	—	(14,294)	(14,294)	(3,118)	(17,412)
Other comprehensive loss	—	—	268	—	268	—	268
Dividends declared - common stock	—	—	—	(7,959)	(7,959)	—	(7,959)
Share-based compensation expense	—	2,855	—	—	2,855	—	2,855
Adjustment for noncontrolling interests	—	29	—	—	29	(29)	—
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)
Balance, September 30, 2022	$32	$708,768	$274	$(263,862)	$445,212	$(5,837)	$439,375

	Equity
	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2022	$32	$710,497	$(1,054)	$(338,934)	$370,541	$(3,412)	$367,129
Net income (loss)	—	—	—	2,259	2,259	(1,745)	514
Other comprehensive income	—	—	530	—	530	—	530
Dividends declared - common stock	—	—	—	(12,024)	(12,024)	—	(12,024)
Issuance of 152,905 shares of restricted common stock	—	—	—	—	—	—	—
Issuance of 133,221 shares of common stock associated with performance stock units, net of shares withheld for tax	—	(1,793)	—	—	(1,793)	—	(1,793)
Distributions to noncontrolling interests	—	—	—	—	—	(3)	(3)
Amortization of deferred compensation	—	1,843	—	—	1,843	—	1,843
Compensation expense related to performance stock units	—	1,409	—	—	1,409	—	1,409
Balance, March 31, 2023	32	711,956	(524)	(348,699)	362,765	(5,160)	357,605
Net loss	—	—	—	(20,788)	(20,788)	(1,875)	(22,663)
Other comprehensive income	—	—	863	—	863	—	863
Dividends declared - common stock	—	—	—	(12,022)	(12,022)	—	(12,022)
Distributions to noncontrolling interests	—	—	—	—	—	(1,889)	(1,889)
Amortization of deferred compensation	—	1,797	—	—	1,797	—	1,797
Compensation expense related to performance stock units	—	1,410	—	—	1,410	—	1,410
Balance, June 30, 2023	32	715,163	339	(381,509)	334,025	(8,924)	325,101
Net income (loss)	—	—	—	13,262	13,262	(387)	12,875
Other comprehensive income	—	—	618	—	618	—	618
Dividends declared - common stock	—	—	—	(12,011)	(12,011)	—	(12,011)
Cancellation of 1,218 shares of restricted common stock	—	(27)	—	—	(27)	—	(27)
Repurchases of 38,572 shares of common stock	—	(826)	—	—	(826)	—	(826)
Adjustment for noncontrolling interests	—	4	—	—	4	(4)	—
Contributions from noncontrolling interests	—	—	—	—	—	117	117
Distributions to noncontrolling interests	—	—	—	—	—	(122)	(122)
Amortization of deferred compensation	—	1,835	—	—	1,835	—	1,835
Compensation expense related to performance stock units	—	1,410	—	—	1,410	—	1,410
Balance, September 30, 2023	$32	$717,559	$957	$(380,258)	$338,290	$(9,320)	$328,970

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,274)	$(104,440)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	148,129	194,469
Net amortization of deferred financing costs, discounts on available-for-sale securities and debt discounts	19,809	109,669
Net amortization of intangible lease assets and liabilities	15,757	16,533
Gain on sales of real estate assets	(4,896)	(3,547)
Gain on insurance proceeds	(3)	(805)
Gain on deconsolidation	(47,879)	(36,250)
Loss on available-for-sale securities	—	39
Write-off of development projects	17	834
Share-based compensation expense	9,704	8,416
Loss on impairment	—	252
Equity in earnings of unconsolidated affiliates	(2,822)	(16,308)
Distributions of earnings from unconsolidated affiliates	9,733	18,185
Change in estimate of uncollectable revenues	3,870	(3,643)
Change in deferred tax accounts	(1,648)	(976)
Changes in:
Tenant and other receivables	(11)	(2,529)
Other assets	(1,980)	(2,777)
Accounts payable and accrued liabilities	(4,351)	(23,302)
Net cash provided by operating activities	134,155	153,820
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(28,751)	(28,155)
Acquisitions of real estate assets	—	(5,650)
Proceeds from sales of real estate assets	9,221	6,349
Purchases of available-for-sale securities	(260,042)	(549,631)
Redemptions of available-for-sale securities	302,793	449,953
Proceeds from insurance	—	743
Additional investments in and advances to unconsolidated affiliates	(8,181)	(1,476)
Distributions in excess of equity in earnings of unconsolidated affiliates	5,187	21,460
Changes in other assets	(2,128)	(1,425)
Net cash provided by (used in) investing activities	18,099	(107,832)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	—	425,000
Principal payments on mortgage and other indebtedness	(63,298)	(503,560)
Additions to deferred financing costs	(593)	(16,387)
Repurchases of common stock	(826)	—
Contributions from noncontrolling interests	117	143
Payment of tax withholdings for restricted stock awards and performance stock units	(1,820)	—
Distributions to noncontrolling interests	(2,014)	(2,746)
Dividends paid to common shareholders	(106,093)	(15,913)
Net cash used in financing activities	(174,527)	(113,463)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(22,273)	(67,475)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	141,949	236,198
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$119,676	$168,723
Reconciliation from condensed consolidated statements of cash flows to condensed consolidated balance sheets:
Cash and cash equivalents	$34,509	$85,754
Restricted cash:
Restricted cash	44,179	41,305
Mortgage escrows	40,988	41,664
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$119,676	$168,723

SUPPLEMENTAL INFORMATION
Cash paid for interest, net of amounts capitalized	$101,688	$90,579
Cash paid for reorganization items	$—	$6,532
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

As of September 30, 2023, the Operating Partnership owned interests in the following properties:

	Malls (1)	Outlet Centers (1)	Lifestyle Centers (1)	Open-Air Centers (2)	Other (2)(3)	Total
Consolidated Properties	40	2	3	21	4	70
Unconsolidated Properties (4)	7	3	2	8	1	21
Total	47	5	5	29	5	91
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

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. As of September 30, 2023, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.00% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 98.97% limited partner interest for a combined interest held by CBL of 99.97%. As of September 30, 2023, third parties owned a 0.03% limited partner interest in the Operating Partnership.

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

The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. All intercompany transactions have been eliminated. The results for the interim period ended September 30, 2023 are not necessarily indicative of the results to be obtained for the full fiscal year.

Reclassifications

The Company reclassified restricted cash of $97,231 from intangible lease assets and other assets into an individual line item on the condensed consolidated balance sheets at December 31, 2022 to conform with the current period presentation.

For the nine months ended September 30, 2022, the Company reclassified payments received on notes receivable of $54 from an individual line item on the condensed consolidated statement of cash flows to changes in other assets from investing activities on the condensed consolidated statement of cash flows to conform with the current period presentation.

Note 2 – Summary of Significant Accounting Policies

Accounting Guidance Adopted

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. Additional optional expedients, exceptions and clarifications were created in ASU 2021-01. The guidance is effective upon issuance and generally can be applied to any contract modifications or existing and new hedging relationships through December 31, 2024. The Company elected the expedients in conjunction with transitioning certain debt instruments to alternative benchmark indexes. During the nine months ended September 30, 2023, there was no impact on our condensed consolidated financial statements at adoption through the use of the expedient.

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

Note 3 – Revenues

Revenues

The following table presents the Company's revenues disaggregated by revenue source for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Rental revenues	$124,783	$131,642	$379,949	$398,806
Revenues from contracts with customers (Accounting Standards Codification ("ASC") 606):
Operating expense reimbursements	1,674	1,847	5,765	5,965
Management, development and leasing fees (1)	1,840	1,783	6,096	5,338
Marketing revenues (2)	467	446	1,687	1,190
	3,981	4,076	13,548	12,493

Other revenues	587	562	2,080	2,101
Total revenues (3)	$129,351	$136,280	$395,577	$413,400
(1)
Included in All Other segment.
(2)
Marketing revenues solely relate to the Malls segment for all periods presented.
(3)
Sales taxes are excluded from revenues.

See Note 10 for information on the Company's segments.

Revenues from Contracts with Customers

Outstanding Performance Obligations

The Company has outstanding performance obligations related to certain noncancelable contracts with customers for which it will receive fixed operating expense reimbursements for providing certain maintenance and other services as described above. As of September 30, 2023, the Company expects to recognize these amounts as revenue over the following periods:

Performance obligation	Less than 5 years	5-20 years	Over 20 years	Total
Fixed operating expense reimbursements	$19,315	$42,571	$38,018	$99,904

The Company evaluates its performance obligations each period and makes adjustments to reflect any known additions or cancellations. Performance obligations related to variable consideration, which is based on sales, are constrained.

Note 4 – Leases

The components of rental revenues for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed lease payments	$94,251	$98,267	$297,623	$290,648
Variable lease payments	30,532	33,375	82,326	108,158
Total rental revenues	$124,783	$131,642	$379,949	$398,806

The undiscounted future fixed lease payments to be received under the Company's operating leases as of September 30, 2023, are as follows:

Years Ending December 31,	Operating Leases
2023 (1)	$103,532
2024	354,075
2025	279,543
2026	215,159
2027	159,709
2028	109,596
Thereafter	260,013
Total undiscounted lease payments	$1,481,627
(1)
Reflects rental payments for the fiscal period October 1, 2023 to December 31, 2023.

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

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments. The estimated fair value of mortgage and other indebtedness was $1,821,991 and $1,833,992 as of September 30, 2023 and December 31, 2022, respectively. The fair value of mortgage and other indebtedness was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently.

Fair Value Measurements on a Recurring Basis

The following table sets forth information regarding the Company's interest rate swap that was designated as a cash flow hedge of interest rate risk for the nine months ended September 30, 2023. See Note 9 for more information.

		Fair Value Measurements at Reporting Date Using
Asset	Fair Value at September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap	$1,210	$—	$1,210	$—

During the three and nine months ended September 30, 2023, the Company has continued to reinvest the cash from maturing U.S. Treasury securities into new U.S. Treasury securities. The Company designated the U.S. Treasury securities as available-for-sale (“AFS”). The table below sets forth information regarding the Company’s AFS securities that were measured at fair value for the nine months ended September 30, 2023.

AFS Security (1)	Amortized Cost	Allowance for credit losses (2)	Total unrealized loss	Fair value as of September 30, 2023 (3)
U.S. Treasury securities	$258,507	$—	$(253)	$258,254
(1)
The U.S. Treasury securities have maturities through July 2024.
(2)
U.S. Treasury securities have a long history with no credit losses. Additionally, the Company notes that U.S. Treasury securities are explicitly fully guaranteed by a sovereign entity that can print its own currency and that the sovereign entity’s currency is routinely held by central banks and other major financial institutions, is used in international commerce, and commonly viewed as a reserve currency, all of which qualitatively indicate that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. Therefore, the Company did not record expected credit losses for its U.S. Treasury securities for the nine months ended September 30, 2023.
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

Long-lived Assets Measured at Fair Value in 2023

During the three and nine months ended September 30, 2023, the Company adjusted the negative equity in WestGate Mall to zero upon deconsolidation, which represents the estimated fair value of the Company's investment in that property. See Note 8 for more information.

During the nine months ended September 30, 2023, the Company adjusted the negative equity in Alamance Crossing East to zero upon deconsolidation, which represents the estimated fair value of the Company's investment in that property. See Note 8 for more information.

Long-lived Assets Measured at Fair Value in 2022

During the nine months ended September 30, 2022, the Company adjusted the negative equity in Greenbrier Mall to zero upon deconsolidation, which represented the estimated fair value of the Company's investment in that property.

During the nine months ended September 30, 2022, the Company sold an outparcel at the Pavilion at Port Orange. Gross proceeds amounted to $1,660 and the transaction resulted in a loss on sale of $252.

Note 6 – Acquisitions

Since the adoption of ASU 2017-01, Clarifying the Definition of a Business, the Company's acquisition of shopping centers and other properties have been accounted for as acquisitions of assets. The Company includes the results of operations of real estate assets acquired in the consolidated statements of operations from the date of the acquisition.

2023 Acquisition

There were no acquisitions during 2023.

2022 Acquisition

In July 2022, the Company acquired the JC Penney parcel located at CoolSprings Galleria for $5,650. This property is included in the All Other category for segment purposes.

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

2023 Dispositions

During the three and nine months ended September 30, 2023, the Company deconsolidated WestGate Mall, which resulted in $19,728 of gain on deconsolidation. WestGate Mall was included in Malls for purposes of segment reporting. See Note 8 for more information.

During the nine months ended September 30, 2023, the Company deconsolidated Alamance Crossing East, which resulted in $28,151 of gain on deconsolidation. Alamance Crossing East was included in Malls for purposes of segment reporting. See Note 8 for more information.

During the three months ended September 30, 2023, the Company realized a gain of $3,414, primarily related to the sale of two land parcels. During the nine months ended September 30, 2023, the Company realized a gain of $4,896, primarily related to the sale of seven land parcels. Gross proceeds from sales of real estate assets were $9,625 for the nine months ended September 30, 2023.

2022 Dispositions

During the nine months ended September 30, 2022, the Company deconsolidated Greenbrier Mall. For the three and nine months ended September 30, 2022 the Company realized a gain of $3,528 and $3,547, respectively, primarily related to the sale of three outparcels. During the nine months ended September 30, 2022 the Company sold an outparcel that resulted in a loss on sale. See Note 5 for more information.

Held for Sale

During the nine months ended September 30, 2023 and 2022, the Company determined that there were no properties that met the criteria to be classified as held for sale.

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

At September 30, 2023, the Company had investments in 26 entities, which are accounted for using the equity method of accounting. The Company's ownership interest in these unconsolidated affiliates ranges from 33% to 100%. Of these entities, 17 are owned in 50/50 joint ventures.

2023 Activity - Unconsolidated Affiliates

Alamance Crossing CMBS, LLC

In February 2023, the Company deconsolidated Alamance Crossing East as a result of the Company losing control when the property was placed in receivership. As of September 30, 2023, the loan secured by Alamance Crossing East had an outstanding balance of $41,122. For the nine months ended September 30, 2023, the Company recognized gain on deconsolidation of $28,151.

Atlanta Outlet Shoppes CMBS, LLC

Subsequent to September 30, 2023, the joint venture entered into a new $79,330, ten-year, non-recourse loan secured by the property. See Note 15 for more information.

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

Westgate Mall CMBS, LLC

In September 2023, the Company deconsolidated WestGate Mall as a result of the Company losing control when the property was placed in receivership. As of September 30, 2023, the loan secured by WestGate Mall had an outstanding balance of $28,661. For the three and nine months ended September 30, 2023, the Company recognized gain on deconsolidation of $19,728.

Condensed Combined Financial Statements - Unconsolidated Affiliates

Condensed combined financial statement information of the unconsolidated affiliates is as follows:

	September 30, 2023	December 31, 2022
ASSETS:
Investment in real estate assets	$1,999,133	$1,971,348
Accumulated depreciation	(872,045)	(829,574)
	1,127,088	1,141,774
Developments in progress	18,552	10,914
Net investment in real estate assets	1,145,640	1,152,688
Other assets	201,415	170,756
Total assets	$1,347,055	$1,323,444
LIABILITIES:
Mortgage and other indebtedness, net	$1,366,133	$1,333,152
Other liabilities	52,457	33,419
Total liabilities	1,418,590	1,366,571
OWNERS' EQUITY (DEFICIT):
The Company	12,202	3,123
Other investors	(83,737)	(46,250)
Total owners' deficit	(71,535)	(43,127)
Total liabilities and owners’ deficit	$1,347,055	$1,323,444

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total revenues	$62,354	$64,656	$185,830	$193,944
Net income (1)	$7,162	$48,316	$27,435	$81,378

(1)
The Company's pro rata share of net income was $3,266 and $2,822 for the three and nine months ended September 30, 2023, respectively. The Company's pro rata share of net income was $5,702 and $16,308 for the three and nine months ended September 30, 2022, respectively.

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

Consolidated VIEs

As of September 30, 2023, the Company had investments in 10 consolidated VIEs with ownership interests ranging from 50% to 92%.

Unconsolidated VIEs

The table below lists the Company's unconsolidated VIEs as of September 30, 2023:

Unconsolidated VIEs:	Investment in Real Estate Joint Ventures and Partnerships	Maximum Risk of Loss
Alamance Crossing CMBS, LLC (1)	$—	$—
Ambassador Infrastructure, LLC (2)	—	5,749
Atlanta Outlet JV, LLC (2)(3)	—	4,337
BI Development, LLC	109	109
BI Development II, LLC	2	2
CBL-T/C, LLC	—	—
CBL-TRS Med OFC Holding, LLC (4)	1,292	1,292
El Paso Outlet Center Holding, LLC	—	—
Fremaux Town Center JV, LLC	—	—
Louisville Outlet Shoppes, LLC	—	—
Mall of South Carolina L.P.	—	—
Vision - CBL Hamilton Place, LLC	2,132	2,132
Vision - CBL Mayfaire TC Hotel, LLC	1,800	1,800
Westgate Mall CMBS, LLC (5)	—	—
	$5,335	$15,421
(1)
During the nine months ended September 30, 2023, the property was placed into receivership.
(2)
The Operating Partnership has guaranteed all or a portion of the debt of each of these VIEs. See Note 12 for more information.
(3)
Subsequent to September 30, 2023, the $4,337 loan secured by The Outlet Shoppes at Atlanta - Phase II was paid off using proceeds from a new loan secured by The Outlet Shoppes at Atlanta. See Note 15 for more information.
(4)
The Operating Partnership has guaranteed the construction debt of CBL DMC I, LLC, the joint venture in which CBL-TRS Med OFC Holding, LLC owns a 50% interest. See Note 12 for more information.
(5)
During the three and nine months ended September 30, 2023, the property was placed into receivership.

Note 9 – Mortgage and Other Indebtedness, Net

CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries that it has a direct or indirect ownership interest in are the borrowers on all the Company's debt.

CBL is a limited guarantor of the secured term loan for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. Subsequent to September 30, 2023, the limited guaranty provided by the Operating Partnership was eliminated and the loan became fully non-recourse. See Note 15 for more information.

The Company’s mortgage and other indebtedness, net, consisted of the following:

	September 30, 2023		December 31, 2022
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Open-air centers and outparcels loan (2)	$179,415	6.95%	$180,000	6.95%
Non-recourse loans on operating properties	746,548	5.30%	843,634	4.90%
Total fixed-rate debt	925,963	5.62%	1,023,634	5.26%
Variable-rate debt:
Secured term loan (3)	802,645	8.19%	829,452	6.87%
Open-air centers and outparcels loan (2)	179,415	9.43%	180,000	8.22%
Non-recourse loans on operating properties	54,915	8.47%	56,490	7.26%
Total variable-rate debt	1,036,975	8.42%	1,065,942	7.12%
Total fixed-rate and variable-rate debt	1,962,938	7.10%	2,089,576	6.21%
Unamortized deferred financing costs	(14,264)		(17,101)
Debt discounts (4)	(48,201)		(72,289)
Total mortgage and other indebtedness, net	$1,900,473		$2,000,186
(1)
Weighted-average interest rate excludes amortization of deferred financing costs.
(2)
The Operating Partnership has an interest rate swap on a notional amount of $32,000 related to the variable portion of the loan to effectively fix the interest rate at 7.3975%.
(3)
The Operating Partnership provided a limited guaranty up to a maximum of $175,000 (the “Principal Liability Cap”). The Principal Liability Cap will be reduced by an amount equal to 100% of the first $2,500 in principal amortization made by HoldCo I each calendar year and will be reduced further by 50% of the principal amortization payments made by HoldCo I each calendar year in excess of the first $2,500 in principal amortization for such calendar year. As of September 30, 2023, the Principal Liability Cap had been reduced to $118,444. The Principal Liability Cap is eliminated when the loan balance is reduced below $650,000, or if at any time after November 1, 2023, the debt yield ratio is greater than 15.0%. Subsequent to September 30, 2023, the limited guaranty was eliminated. See Note 15 for more information.
(4)
In conjunction with fresh start accounting, the Company estimated the fair value of its mortgage notes with the assistance of a third-party valuation advisor. This resulted in recognizing debt discounts upon emerging from bankruptcy. The debt discounts are accreted over the term of the respective debt using the effective interest method. The remaining debt discounts at September 30, 2023 will be accreted over a weighted average period of 2.4 years.

Non-recourse loans on operating properties, the open-air centers and outparcels loan and the secured term loan include loans that are secured by properties owned by the Company that have a carrying value of $1,486,112 at September 30, 2023.

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

Subsequent to September 30, 2023, the Company exercised the optional one-year extension on the loan secured by Brookfield Square Anchor Redevelopment. See Note 15 for more information.

Subsequent to September 30, 2023, the Company and its joint venture partner modified the loan secured by The Outlet Shoppes at Laredo. See Note 15 for more information.

Subsequent to September 30, 2023, the Company modified and extended the loan secured by Volusia Mall. See Note 15 for more information.

Scheduled Principal Payments

As of September 30, 2023, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, are as follows:

2023 (1)	$28,904
2024	237,629
2025	900,544
2026	373,280
2027	359,726
2028	950
Thereafter	61,905
Total mortgage and other indebtedness	$1,962,938
(1)
Reflects scheduled principal amortization and balloon payments for the fiscal period October 1, 2023 through December 31, 2023.

Of the $28,904 of scheduled principal payments for the remainder of 2023, $17,565 relates to the maturing principal balance of one operating property loan, which was extended subsequent to September 30, 2023. See Note 15 for more information.

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

Instrument Type	Location in the Condensed Consolidated Balance Sheet	Notional	Index	Fair Value at September 30, 2023	Maturity Date
Pay fixed/Receive variable swap	Intangible lease assets and other assets	$32,000	1-month USD-SOFR CME	$1,210	Jun-27

	Gain Recognized in Other Comprehensive Income (Loss)			Gain Recognized in Earnings
	Three Months Ended September 30,			Three Months Ended September 30,
Hedging Instrument	2023	2022	Location of Gain Reclassified from Accumulated Other Comprehensive Income (Loss) into Earnings	2023	2022
Interest rate swap	$330	$—	Interest Expense	$158	$—

	Gain Recognized in Other Comprehensive Income (Loss)			Gain Recognized in Earnings
	Nine Months Ended September 30,			Nine Months Ended September 30,
Hedging Instrument	2023	2022	Location of Gain Reclassified from Accumulated Other Comprehensive Income (Loss) into Earnings	2023	2022
Interest rate swap	$1,210	$—	Interest Expense	$253	$—

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that $622 will be reclassified from other comprehensive income (loss) as a decrease to interest expense.

The Company has an agreement with each derivative counterparty that contains a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of September 30, 2023, the Company did not have any derivatives with a fair value in a net liability position including accrued interest but excluding any adjustment for nonperformance risk. As of September 30, 2023, the Company has posted $1,920 of cash collateral related to the interest rate swap. The Company is not in breach of any agreement provisions.

Note 10 – Segment Information

The Company measures performance and allocates resources according to property type, which is determined based on certain criteria such as type of tenants, capital requirements, economic risks, leasing terms, and short and long-term returns on capital. Rental income and tenant reimbursements from tenant leases provide the majority of revenues from all segments.

Information on the Company’s segments is presented as follows:

Three Months Ended September 30, 2023	Malls (1)	All Other (2)	Total
Revenues (3)	$110,062	$19,289	$129,351
Property operating expenses (4)	(40,972)	(3,930)	(44,902)
Interest expense	(17,889)	(25,002)	(42,891)
Gain on sales of real estate assets	—	3,414	3,414
Segment profit (loss)	$51,201	$(6,229)	44,972
Depreciation and amortization			(45,118)
General and administrative expense			(14,398)
Litigation settlement			2,060
Interest and other income			3,628
Gain on deconsolidation			19,728
Income tax provision			(1,263)
Equity in earnings of unconsolidated affiliates			3,266
Net income			$12,875
Capital expenditures (5)	$8,576	$5,028	$13,604

Three Months Ended September 30, 2022	Malls (1)	All Other (2)	Total
Revenues (3)	$116,430	$19,850	$136,280
Property operating expenses (4)	(44,382)	(4,160)	(48,542)
Interest expense	(19,915)	(17,737)	(37,652)
Gain on sales of real estate assets	—	3,528	3,528
Segment profit	$52,133	$1,481	53,614
Depreciation and amortization			(61,050)
General and administrative expense			(14,625)
Litigation settlement			36
Interest and other income			152
Loss on available-for-sale securities			(39)
Reorganization items, net			1,220
Income tax provision			(2,422)
Equity in earnings of unconsolidated affiliates			5,702
Net loss			$(17,412)
Capital expenditures (5)	$8,159	$3,142	$11,301

Nine Months Ended September 30, 2023	Malls (1)	All Other (2)	Total
Revenues (3)	$336,567	$59,010	$395,577
Property operating expenses (4)	(129,511)	(12,296)	(141,807)
Interest expense	(58,340)	(72,248)	(130,588)
Gain on sales of real estate assets	—	4,896	4,896
Other expense	—	(198)	(198)
Segment profit (loss)	$148,716	$(20,836)	127,880
Depreciation and amortization			(148,129)
General and administrative expense			(49,783)
Litigation settlement			2,178
Interest and other income			9,260
Gain on deconsolidation			47,879
Income tax provision			(1,381)
Equity in earnings of unconsolidated affiliates			2,822
Net loss			$(9,274)
Capital expenditures (5)	$17,986	$11,657	$29,643

Nine Months Ended September 30, 2022	Malls (1)	All Other (2)	Total
Revenues (3)	$355,049	$58,351	$413,400
Property operating expenses (4)	(129,774)	(12,909)	(142,683)
Interest expense	(129,765)	(53,663)	(183,428)
Gain on sales of real estate assets	—	3,547	3,547
Other expense	—	(834)	(834)
Segment profit (loss)	$95,510	$(5,508)	90,002
Depreciation and amortization			(194,469)
General and administrative expense			(51,149)
Litigation settlement			182
Interest and other income			1,216
Loss on available-for-sale securities			(39)
Reorganization items, net			262
Loss on impairment			(252)
Gain on deconsolidation			36,250
Income tax provision			(2,751)
Equity in earnings of unconsolidated affiliates			16,308
Net loss			$(104,440)
Capital expenditures (5)	$18,486	$6,363	$24,849

Total assets	Malls (1)	All Other (2)	Total
September 30, 2023	$1,543,432	$892,919	$2,436,351

December 31, 2022	$1,695,813	$982,430	$2,678,243

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

The following table presents the calculation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic earnings per share
Net income (loss) attributable to the Company	$13,262	$(14,294)	$(5,267)	$(96,404)
Less: Earnings allocable to unvested restricted stock	(305)	(216)	(837)	(426)
Net income (loss) attributable to common shareholders	12,957	(14,510)	(6,104)	(96,830)
Weighted-average basic shares outstanding	31,305	30,973	31,307	29,725
Net income (loss) per share attributable to common shareholders	$0.41	$(0.47)	$(0.19)	$(3.26)

Diluted earnings per share (1)
Net income (loss) attributable to common shareholders	$12,957	$(14,510)	$(6,104)	$(96,830)
Weighted-average diluted shares outstanding	31,305	30,973	31,307	29,725
Net income (loss) per share attributable to common shareholders	$0.41	$(0.47)	$(0.19)	$(3.26)
(1)
For the three and nine months ended September 30, 2023, the computation of diluted EPS does not include contingently issuable shares related to unvested restricted stock awards due to their anti-dilutive nature. For the three and nine months ended September 30, 2023, had the contingently issuable shares been dilutive, the denominator for diluted EPS would have included 29 and 13 contingently issuable shares, respectively, related to unvested restricted stock awards. For the three and nine months ended September 30, 2022, the computation of diluted EPS does not include contingently issuable shares related to PSUs and unvested restricted stock awards due to their anti-dilutive nature. For the three and nine months ended September 30, 2022, had the contingently issuable shares been dilutive, the denominator for diluted EPS would have included 314 and 235 contingently issuable shares, respectively, related to PSUs and unvested restricted stock awards.

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

The operative complaint filed in the Securities Class Action Litigation alleged violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s contingent liabilities, business, operations, and prospects during the period of time specified above. On May 3, 2022, the court dismissed the Company from the Securities Class Action Litigation but declined to dismiss the individual defendants. The court also lifted the stay of the proceedings and, on June 9, 2022, entered a scheduling order. Plaintiffs’ motion for class certification, which was opposed, was fully briefed and pending as of December 31, 2022. Following mediation on January 31, 2023, before a private mediator, the parties reached an agreement in principle to resolve the Securities Class Action Litigation, subject to documentation and court approval. On April 24, 2023, the court entered an order preliminarily approving the proposed settlement, subject to a final fairness hearing in August 2023. On August 23, 2023, after conducting a final fairness hearing, the court entered an order granting final approval of the settlement. The deadline to appeal the order granting final approval of the settlement has expired and the settlement is final. The settlement was fully funded by directors and officers' liability insurance, with no contribution from the Company or the individual defendants. By agreeing to resolve the matter, neither the Company nor any of the individual defendants have admitted any liability or wrongdoing, and they have expressly denied both. Rather, defendants entered into the settlement to eliminate the risks, costs, and distractions associated with further litigation of this matter.

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

The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023						Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership	Maximum Guaranteed Amount	Debt Maturity Date (1)		September 30, 2023	December 31, 2022
West Melbourne I, LLC - Phase I	50%	$35,748	50%	$17,874	Feb-2025	(2)	$179	$185
West Melbourne I, LLC - Phase II	50%	11,295	50%	5,648	Feb-2025	(2)	56	59
Port Orange I, LLC	50%	47,748	50%	23,874	Feb-2025	(2)	239	247
Ambassador Infrastructure, LLC	65%	5,749	100%	5,749	Mar-2025		57	70
CBL-TRS Med OFC Holding, LLC (3)	50%	—	100%	3,895	Jun-2030		19	—
Atlanta Outlet JV, LLC (4)	50%	4,337	100%	4,337	Nov-2023		—	—
Total guaranty liability							$550	$561
(1)
Excludes any extension options.
(2)
These loans have a one-year extension option at the joint venture’s election.
(3)
The Operating Partnership has guaranteed the construction debt of CBL DMC I, LLC, a joint venture in which CBL-TRS Med OFC Holding, LLC owns a 50% interest.
(4)
Subsequent to September 30, 2023, the loan secured by The Outlet Shoppes at Atlanta - Phase II was paid off with proceeds from a new loan secured by The Outlet Shoppes at Atlanta. See Note 15 for more information.

For the three and nine months ended September 30, 2023 and 2022, the Company evaluated each guaranty, listed in the table above, individually by evaluating the debt service ratio, cash flow forecasts and the performance of each loan, where applicable. The result of the analysis was that each loan is current and performing. The Company did not record a credit loss related to the guarantees listed in the table above for the three or nine months ended September 30, 2023 and 2022.

Note 13 – Share-Based Compensation

Restricted Stock Awards

Compensation expense is recognized on a straight-line basis over the requisite service period. The share-based compensation expense related to restricted stock awards granted under the CBL & Associates Properties, Inc. 2021 Equity Incentive Plan ("EIP") was $1,835 and $5,475 for the three and nine months ended September 30, 2023, respectively. The share-based compensation expense related to the restricted stock awards was $1,734 and $5,052 for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, there was $14,695 of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.2 years. Share-based compensation cost resulting from share-based awards is recorded at the Management Company, which is a taxable entity.

A summary of the status of the Company’s nonvested restricted stock awards as of September 30, 2023, and changes during the nine months ended September 30, 2023, are presented below:

	Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested at January 1, 2023	662,875	$27.42
Granted	356,278	$26.21
Vested	(270,341)	$26.28
Forfeited	(12,780)	$26.13
Nonvested at September 30, 2023	736,032	$28.57

The total grant-date fair value of restricted stock awards granted during the nine months ended September 30, 2023 was $9,336. The total fair value of restricted stock awards that vested during the nine months ended September 30, 2023 was $6,862.

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

Compensation cost for the PSUs granted in February 2023 is recognized on a straight-line basis over the service period since it is longer than the performance period. The resulting expense is recorded regardless of whether any PSU awards are earned as long as the required service period is met. For the PSUs granted in February 2022, each quarter, management assesses the probability that the measures associated with the Company's outstanding PSU awards will be attained. The Company begins recognizing compensation expense on a straight-line basis over the remaining service period once the PSU award measures are deemed probable of achievement. See Note 16 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for a description of the PSUs granted in February 2022. Share-based compensation expense related to the 2022 and 2023 PSUs granted under the EIP was $1,410 and $4,229 for the three and nine months ended September 30, 2023, respectively; and $1,121 and $3,364 for the three and nine months ended September 30, 2022, respectively. The unrecognized compensation expense related to the 2022 and 2023 PSUs was $14,217 as of September 30, 2023, which is expected to be recognized over a weighted-average period of 2.6 years.

A summary of the status of the Company’s outstanding 2022 and 2023 PSU awards as of September 30, 2023, and changes during the nine months ended September 30, 2023, are presented below:

	PSUs	Weighted- Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2023	607,128	$24.69
2023 PSUs granted	157,789	$38.79
Incremental PSUs granted (1)	35,531	$22.88
Forfeited	(51,019)	$24.87
Outstanding at September 30, 2023	749,429	$27.71
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

The total grant-date fair value of PSU awards granted during the nine months ended September 30, 2023 was $6,120.

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
Note 14 – Noncash Investing and Financing Activities

The Company’s noncash investing and financing activities were as follows:

	Nine Months Ended September 30,
	2023	2022
Additions to real estate assets accrued but not yet paid	$10,943	$7,814
Deconsolidation upon loss of control (1):
Decrease in real estate assets	(14,419)	(18,810)
Decrease in mortgage and other indebtedness	63,339	56,226
Decrease in operating assets and liabilities	6,409	5,686
Decrease in intangible lease and other assets	(7,450)	(6,852)
(1)
See Note 8 for more information.

Note 15 – Subsequent Events

In October 2023, the loans secured by The Outlet Shoppes at Atlanta was paid off using proceeds from a new $79,330, ten-year, non-recourse loan. The new loan bears a fixed interest rate of 7.85%.

In October 2023, the Company paid down $2,000 of the outstanding loan balance and exercised its option to extend the maturity date on the loan secured by Brookfield Square Anchor Redevelopment by one year to December 31, 2024.

In October 2023, the Company and its joint venture partner modified the loan secured by The Outlet Shoppes at Laredo. The principal balance was reduced to $33,980 and the interest rate remains unchanged at SOFR plus 325 basis points. Also, the modification added a one-year extension option, for a fully extended maturity date of June 2025.

On November 2, 2023, due to the debt yield ratio being greater than 15%, the limited guaranty provided by the Operating Partnership on the secured term loan was eliminated and the loan became fully non-recourse.

In November 2023, the Company closed on a loan modification with the existing lender to extend the loan secured by Volusia Mall. Escrow balances will be applied to pay down the principal amount by $1,682 and the loan will be extended two years to May 2026. As of September 30, 2023, the loan had an outstanding balance of $38,880.

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

Executive Overview

We are a self-managed, self-administered, fully integrated REIT that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, outlet centers, lifestyle centers, open-air centers and other properties. See Note 1 to the condensed consolidated financial statements for information on our property interests as of September 30, 2023. We have elected to be taxed as a REIT for federal income tax purposes.

Occupancy improvements contributed to same-center NOI growth in the third quarter of 2023. We maintained a high volume of leasing in the third quarter and new lease spreads increased more than 25%. While renewal spreads were negative for the quarter, this was driven by a subset of portfolio renewal packages with certain underperforming tenants. The combination of rising occupancy and strong leasing demand positions us to more readily replace underperforming tenants going forward.

Considering loan activity that occurred subsequent to September 30, 2023, we have fully addressed all 2023 loan maturities. We also began executing our stock repurchase program during the quarter.

The following summarizes our net income (loss) and net income (loss) attributable to common shareholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$12,875	$(17,412)	$(9,274)	$(104,440)
Net income (loss) attributable to common shareholders	$12,957	$(14,510)	$(6,104)	$(96,830)

Significant items that affected comparability between the three-month periods include:

•
Items decreasing net income for the three months ended September 30, 2023 compared to the prior-year period:
•
Rental revenues were $6.9 million lower;
•
Interest expense was $5.2 million higher.
•
Items increasing net income for the three months ended September 30, 2023 compared to the prior-year period:
•
Depreciation and amortization expense was $15.9 million lower;
•
Gain on deconsolidation was $19.7 million higher;
•
Interest income was $3.5 million higher.
•
Litigation settlement expense was $2.0 million lower.

Significant items that affected comparability between the nine-month periods include:

•
Items decreasing net loss for the nine months ended September 30, 2023 compared to the prior-year period:
•
Interest expense was $52.8 million lower;
•
Depreciation and amortization expense was $46.3 million lower;
•
Gain on deconsolidation was $11.7 million higher;
•
Litigation settlement expense was $2.0 million lower;
•
Interest income was $8.0 million higher.
•
Items increasing net loss for the nine months ended September 30, 2023 compared to the prior-year period:
•
Equity in earnings was $13.5 million lower;
•
Rental revenues were $18.9 million lower.

Our focus is on continuing to execute our strategy to improve occupancy, drive rent growth and transform the offerings available at our diverse portfolio of properties to include a targeted mix of retail, service, dining, entertainment and other non-retail uses, primarily through the re-tenanting of former anchor locations as well as diversification of in-line tenancy. This operational strategy is also supported by our balance sheet strategy. This strategy focuses on reducing overall debt, extending our debt maturity schedule and lowering our overall cost of borrowings to limit maturity risk, as well as improving net cash flow and enhancing enterprise value. While the industry and our Company continue to face challenges, some of which may not be in our control, we believe that the strategies in place to redevelop our properties, improve occupancy and diversify our tenant mix will contribute to stabilization of our portfolio and revenues in future years.

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

Results of Operations

Properties that were in operation for the entire year during 2022 and the nine months ended September 30, 2023 are referred to as the "Comparable Properties." Since January 2022, we have deconsolidated:

Deconsolidations

Property	Location	Date of Deconsolidation
Greenbrier Mall (1)(2)	Chesapeake, VA	March 2022
Alamance Crossing East (1)	Burlington, NC	February 2023
WestGate Mall (1)	Spartanburg, SC	September 2023
(1)
We deconsolidated the property due to a loss of control when the property was placed into receivership in connection with the foreclosure process.
(2)
The foreclosure process was completed in October 2022.

Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022

Revenues

	Three Months Ended September 30,			Comparable Properties
	2023	2022	Change	Core	Non-core	Deconsolidation	Dispositions
Rental revenues	$124,783	$131,642	$(6,859)	$(4,299)	$17	$(2,451)	$(126)
Management, development and leasing fees	1,840	1,783	57	57	—	—	—
Other	2,728	2,855	(127)	(75)	(2)	(50)	—
Total revenues	$129,351	$136,280	$(6,929)	$(4,317)	$15	$(2,501)	$(126)

Rental revenues from the Comparable Properties decreased primarily due to lower percentage rents and an unfavorable variance in the estimate for uncollectable revenues as compared to the prior-year period.

Operating Expenses

	Three Months Ended September 30,			Comparable Properties
	2023	2022	Change	Core	Non-core	Deconsolidation	Dispositions
Property operating	$(22,621)	$(24,390)	$1,769	$1,504	$(36)	$316	$(15)
Real estate taxes	(13,794)	(13,880)	86	(151)	(5)	227	15
Maintenance and repairs	(8,487)	(10,272)	1,785	1,601	3	176	5
Property operating expenses	(44,902)	(48,542)	3,640	2,954	(38)	719	5
Depreciation and amortization	(45,118)	(61,050)	15,932	15,107	(66)	891	—
General and administrative	(14,398)	(14,625)	227	227	—	—	—
Litigation settlement	2,060	36	2,024	2,024	—	—	—
Total operating expenses	$(102,358)	$(124,181)	$21,823	$20,312	$(104)	$1,610	$5

Total property operating expenses at the Comparable Properties decreased primarily due to lower utility, janitorial and security costs.

Depreciation and amortization expense at the Comparable Properties decreased primarily due to assets becoming fully depreciated or amortized since the prior-year period related to the shorter useful lives that were implemented upon the adoption of fresh start accounting when we emerged from bankruptcy.

Litigation settlement expense decreased during the three months ended September 30, 2023 as compared to the prior-year period. The decrease results from a revision to the estimate of amounts to be paid out under the terms of the class action settlement agreement that was executed in 2019.

Other Income and Expenses

Interest and other income increased $3.5 million during the three months ended September 30, 2023 as compared to the prior-year period. The increase was primarily due to holding U.S. Treasury securities that carry higher interest rates in the current-year period.

Interest expense increased $5.2 million during the three months ended September 30, 2023 as compared to the prior-year period. The increase in interest expense was primarily driven by $7.2 million in the current period related to the term loan and open-air centers and outparcels loan due to increased variable rates. The increase in interest expense was partially offset by a $3.8 million decrease in the current period related to less accretion on property level debt discounts as certain discounts became fully accreted since the prior year period.

For the three months ended September 30, 2023, we recorded a $19.7 million gain on deconsolidation related to WestGate Mall that was deconsolidated due to a loss of control when the mall was placed into receivership in connection with the foreclosure process.

Equity in earnings of unconsolidated affiliates decreased $2.4 million for the three months ended September 30, 2023 as compared to the prior-year period. The decrease primarily relates to a decline in distributions as compared to the prior-year period attributable to certain investments in unconsolidated affiliates in which our investment is below zero.

Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022

Revenues

	Nine Months Ended September 30,			Comparable Properties
	2023	2022	Change	Core	Non-core	Deconsolidation	Dispositions
Rental revenues	$379,949	$398,806	$(18,857)	$(12,623)	$17	$(6,188)	$(63)
Management, development and leasing fees	6,096	5,338	758	758	—	—	—
Other	9,532	9,256	276	447	(2)	(164)	(5)
Total revenues	$395,577	$413,400	$(17,823)	$(11,418)	$15	$(6,352)	$(68)

Rental revenues from the Comparable Properties decreased primarily due to lower percentage rents and an unfavorable variance in the estimate for uncollectable revenues as compared to the prior-year period.

Operating Expenses

	Nine Months Ended September 30,			Comparable Properties
	2023	2022	Change	Core	Non-core	Deconsolidation	Dispositions
Property operating	$(68,742)	$(69,046)	$304	$(823)	$(13)	$1,096	$44
Real estate taxes	(43,063)	(42,569)	(494)	(908)	(127)	517	24
Maintenance and repairs	(30,002)	(31,068)	1,066	570	(18)	511	3
Property operating expenses	(141,807)	(142,683)	876	(1,161)	(158)	2,124	71
Depreciation and amortization	(148,129)	(194,469)	46,340	44,197	(252)	2,408	(13)
General and administrative	(49,783)	(51,149)	1,366	1,366	—	—	—
Loss on impairment	—	(252)	252	—	—	—	252
Litigation settlement	2,178	182	1,996	1,996	—	—	—
Other	(198)	(834)	636	636	—	—	—
Total operating expenses	$(337,739)	$(389,205)	$51,466	$47,034	$(410)	$4,532	$310

Total property operating expenses at the Comparable Properties increased primarily due to the completion of previously delayed maintenance projects and the timing of certain third-party contracts. The increase was partially offset by lower utility, janitorial and security costs.

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

Litigation settlement expense decreased during the nine months ended September 30, 2023 as compared to the prior-year period. The decrease results from a revision to the estimate of amounts to be paid out under the terms of the class action settlement agreement that was executed in 2019.

Other Income and Expenses

Interest and other income increased $8.0 million during the nine months ended September 30, 2023 as compared to the prior-year period. The increase was primarily due to holding U.S. Treasury securities that carry higher interest rates in the current-year period.

Interest expense decreased $52.8 million during the nine months ended September 30, 2023 as compared to the prior-year period. The decrease was primarily due to $84.2 million less accretion of property-level debt discounts as certain discounts became fully accreted since the prior-year period. The property-level debt discounts were recognized in conjunction with recording our property-level debt at fair value upon the adoption of fresh start accounting. Also, the decrease includes $17.3 million of interest expense in the prior-year period on the secured notes that were fully redeemed in 2022. The decrease in interest expense was partially offset by an increase of $34.5 million in the current period related to the open-air centers and outparcels loan that was entered into during the second quarter of 2022 and higher interest expense on the term loan due to increased variable rates.

For the nine months ended September 30, 2023, we recorded a $47.9 million gain on deconsolidation related to Alamance Crossing East and WestGate Mall. These properties were deconsolidated due to a loss of control when the malls were placed into receivership in connection with the foreclosure process. For the nine months ended September 30, 2022, we recorded a $36.3 million gain on deconsolidation related to Greenbrier Mall that was deconsolidated due to a loss of control when the mall was placed into receivership in connection with the foreclosure process.

Equity in earnings of unconsolidated affiliates decreased $13.5 million for the nine months ended September 30, 2023 as compared to the prior-year period. The decrease primarily relates to an increase in contributions made by us during the current-year period and a decline in distributions as compared to the prior-year period attributable to certain investments in unconsolidated affiliates in which our investment is below zero.

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

We include a property in our same-center pool when we have owned all or a portion of the property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year and current year-to-date period. New properties are excluded from same-center NOI until they meet these criteria. Properties excluded from the same-center pool that would otherwise meet these criteria are categorized as excluded properties. We exclude properties for which we are working or intend to work with the lender on a restructure of the terms of the loan secured by the property or convey the secured property to the lender (“Excluded Properties”). As of September 30, 2023, Alamance Crossing East and WestGate Mall were classified as Excluded Properties.

Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss).

A reconciliation of our same-center NOI to net income (loss) for the three- and nine-month periods ended September 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$12,875	$(17,412)	$(9,274)	$(104,440)
Adjustments: (1)
Depreciation and amortization	48,748	63,886	159,457	212,807
Interest expense	59,843	60,261	179,635	241,099
Abandoned projects expense	—	—	17	834
Gain on sales of real estate assets, net of taxes and noncontrolling interests' share	(3,073)	(3,528)	(4,610)	(3,547)
Gain on sales of real estate assets of unconsolidated affiliates	—	(33)	(768)	(662)
Adjustment for unconsolidated affiliates with negative investment	(3,659)	(13,116)	(1,180)	(36,123)
Gain on deconsolidation	(19,728)	—	(47,879)	(36,250)
Loss on available-for-sale securities	—	39	—	39
Loss on impairment, net of taxes	—	—	—	186
Litigation settlement	(2,060)	(36)	(2,178)	(182)
Reorganization items, net	—	(1,220)	—	(262)
Income tax provision	1,263	2,422	1,381	2,751
Lease termination fees	(127)	(1,572)	(2,081)	(4,020)
Straight-line rent and above- and below-market lease amortization	2,612	3,380	9,702	7,087
Net loss attributable to noncontrolling interests in other consolidated subsidiaries	381	3,143	4,001	8,002
General and administrative expenses	14,398	14,625	49,783	51,149
Management fees and non-property level revenues	(4,709)	(683)	(14,727)	(1,732)
Operating Partnership's share of property NOI	106,764	110,156	321,279	336,736
Non-comparable NOI	(315)	(4,083)	(2,233)	(12,261)
Total same-center NOI	$106,449	$106,073	$319,046	$324,475
(1)
Adjustments are based on our Operating Partnership's pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.

Same-center NOI increased 0.4% for the three months ended September 30, 2023 as compared to the prior-year period. The $0.4 million increase for the three months ended September 30, 2023 compared to the same period in 2022 primarily consisted of a $3.2 million decrease in revenues offset by a $3.6 million decrease in operating expenses. Rental revenues were $3.1 million lower primarily due to decreased percentage rents and an unfavorable variance in the estimate for uncollectable revenues in the current-year period as compared to the prior-year period. Property operating expenses decreased in the current-year period primarily due to lower utility, janitorial and security costs.

Same-center NOI decreased 1.7% for the nine months ended September 30, 2023 as compared to the prior-year period. The $5.4 million decrease for the nine months ended September 30, 2023 compared to the same period in 2022 primarily consisted of a $5.3 million decrease in revenues and a $0.1 million increase in operating expenses. Rental revenues were $6.1 million lower primarily due to decreased percentage rents and an unfavorable variance in the estimate for uncollectable revenues in the current-year period as compared to the prior-year period. Property operating expenses increased primarily due to the completion of previously delayed maintenance projects and the timing of certain third-party contracts, which was partially offset by lower utility, janitorial and security costs.

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

We derive the majority of our revenues from the malls, lifestyle centers and outlet centers. The sources of our revenues by property type were as follows:

	Nine Months Ended September 30,
	2023	2022
Malls, Lifestyle Centers and Outlet Centers	85.1%	85.9%
All Other	14.9%	14.1%

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

	Sales Per Square Foot for the Trailing Twelve Months Ended September 30,
	2023	2022	% Change
Mall, Lifestyle Center and Outlet Center same-center sales per square foot	$420	$440	(4.5)%

Occupancy

Our portfolio occupancy is summarized in the following table (Excluded Properties are not included in occupancy metrics):

	As of September 30,
	2023	2022
Total portfolio	90.8%	90.5%
Malls, Lifestyle Centers and Outlet Centers:
Total malls	89.2%	88.7%
Total lifestyle centers	92.6%	90.6%
Total outlet centers	90.3%	90.9%
Total same-center malls, lifestyle centers and outlet centers	89.7%	89.1%
All Other:
Total open-air centers	95.0%	94.7%
Total other	82.5%	93.0%

Leasing

The following is a summary of the total square feet of leases signed in the three- and nine-month periods ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating portfolio:
New leases	749,615	272,462	1,324,809	903,104
Renewal leases	194,589	608,551	1,769,116	2,058,920
Development portfolio:
New leases	25,151	15,703	25,151	15,703
Total leased	969,355	896,716	3,119,076	2,977,727

Average annual base rents per square foot are based on contractual rents in effect as of September 30, 2023 and 2022, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type:

	Nine Months Ended September 30,
	2023	2022
Total portfolio (1)	$25.46	$25.09
Malls, Lifestyle Centers and Outlet Centers:
Total same-center malls, lifestyle centers and outlet centers	30.14	29.55
Total malls	30.47	30.11
Total lifestyle centers	30.07	28.49
Total outlet centers	27.79	26.45
All Other:
Total open-air centers	15.14	15.15
Total other	18.76	19.18
(1)
Excluded Properties are not included.

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the three- and nine-month period ended September 30, 2023 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (1)	% Change Average
Three Months Ended September 30, 2023:
All Property Types (2)	691,476	$44.46	42.22	(5.0)%	$42.69	(4.0)%
Malls, Lifestyle Centers & Outlet Centers	639,399	46.17	43.59	(5.6)%	44.04	(4.6)%
New leases	31,030	54.53	65.41	20.0%	69.18	26.9%
Renewal leases	608,369	45.74	42.48	(7.1)%	42.76	(6.5)%

Nine Months Ended September 30, 2023:
All Property Types (2)	1,839,287	$38.72	38.55	(0.4)%	$39.17	1.2%
Malls, Lifestyle Centers & Outlet Centers	1,680,123	40.22	39.59	(1.6)%	40.21	(0.0)%
New leases	113,444	41.18	48.99	19.0%	51.71	25.6%
Renewal leases	1,566,679	40.15	38.91	(3.1)%	39.37	(1.9)%

(1)
Average gross rent does not incorporate allowable future increases for recoverable common area expenses.
(2)
Includes malls, lifestyle centers, outlet centers, open-air centers and other.

New and renewal leasing activity of comparable small shop space of less than 10,000 square feet based on the lease commencement date is as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2023:
New	63	174,578	6.37	$39.45	$41.59	$32.92	$6.53	19.8%	$8.67	26.3%
Renewal	558	1,815,663	2.62	35.07	35.40	35.41	(0.34)	(1.0)%	(0.01)	(0.0)%
Commencement 2023 Total	621	1,990,241	3.00	35.45	35.95	35.19	0.26	0.7%	0.76	2.2%

Commencement 2024:
New	10	25,975	8.94	60.78	65.01	50.20	10.58	21.1%	14.81	29.5%
Renewal	122	327,276	2.95	48.29	48.69	50.20	(1.91)	(3.8)%	(1.51)	(3.0)%
Commencement 2024 Total	132	353,251	3.40	49.20	49.89	50.20	(1.00)	(2.0)%	(0.31)	(0.6)%

Total 2023/2024	753	2,343,492	3.07	$37.53	$38.05	$37.45	$0.08	0.2%	$0.60	1.6%

Liquidity and Capital Resources

As of September 30, 2023, we had $292.8 million available in unrestricted cash and U.S. Treasury securities. Our total pro rata share of debt, excluding unamortized deferred financing costs and debt discounts, at September 30, 2023 was $2,675.3 million, which includes two unconsolidated property loans totaling $69.8 million that are in receivership. We had $57.5 million in restricted cash at September 30, 2023 related to cash held in escrow accounts for insurance, real estate taxes, capital expenditures and tenant allowances as required by the terms of certain mortgage notes payable, as well as amounts related to cash management agreements with lenders of certain property-level mortgage indebtedness, which are designated for debt service and operating expense obligations. We also had restricted cash of $27.7 million related to the properties that secure the corporate term loan and the open-air centers and outparcels loan of which we may receive a portion via distributions semiannually and quarterly in accordance with the provisions of the term loan and the open-air centers and outparcels loan, respectively.

During the three and nine months ended September 30, 2023, we continued to reinvest the cash from maturing U.S. Treasury securities into new U.S. Treasury securities. We designated our U.S. Treasury securities as available-for-sale. As of September 30, 2023, our U.S. Treasury securities have maturities through July 2024.

During the nine months ended September 30, 2023, we extended the maturity dates on four loans, which had a combined outstanding balance of $316.0 million at our share as of September 30, 2023. In April 2023, the Company and its joint venture partner entered into a new $148.0 million loan secured by Friendly Center and The Shops at Friendly Center and the $7.2 million loan secured by The Outlet Shoppes of the Bluegrass - Phase II was paid off. See Note 8 and Note 9 for more information. Subsequent to September 30, 2023, the limited guaranty provided by the Operating Partnership on the secured term loan was eliminated, we exercised our extension option on the loan secured by Brookfield Square Anchor Redevelopment, we entered into a new loan secured by The Outlet Shoppes at Atlanta, we modified the loan secured by The Outlet Shoppes at Laredo and we modified and extended the loan secured by Volusia Mall. See Note 15 for more information.

In May 2023, the Operating Partnership entered into an interest rate swap with a notional amount of $32.0 million to fix the interest rate at 7.3975% on $32.0 million of the variable rate portion of the open-air centers and outparcels loan. The swap has a maturity date of June 7, 2027. We designated the swap as a cash flow hedge on our variable rate debt. See Note 9 for more information.

In February 2023, we deconsolidated Alamance Crossing East as a result of losing control when the property was placed in receivership. The loan secured by Alamance Crossing East had an outstanding balance of $41.1 million as of September 30, 2023. In September 2023, we deconsolidated WestGate Mall as a result of losing control when the property was placed in receivership. The loan secured by WestGate Mall had an outstanding balance of $28.7 million as of September 30, 2023.

We paid common stock dividends of $0.375 per share in each of the first, second and third quarters of 2023. Additionally, our board of directors declared a special dividend of $2.20 per share of common stock, which was paid in cash on January 18, 2023, to stockholders of record as of the close of business on December 12, 2022.

During the nine months ended September 30, 2023, we sold seven land parcels which generated approximately $8.9 million in gross proceeds at our share.

After factoring in all financing activity subsequent to September 30, 2023, we have extended or refinanced all loans that were set to mature during 2023. Our total share of consolidated, unconsolidated and other outstanding debt, excluding debt discounts and deferred financing costs, that matured prior to 2023, which remains outstanding at September 30, 2023, is $69.8 million, consisting of two property loans that are in receivership.

Cash Flows - Operating, Investing and Financing Activities

There was $119.7 million of cash, cash equivalents and restricted cash as of September 30, 2023, a decrease of $49.0 million from September 30, 2022. Of this amount, $34.5 million was unrestricted cash and cash equivalents as of September 30, 2023. Also, at September 30, 2023, we had $258.3 million in U.S. Treasuries with maturities through July 2024.

Our net cash flows are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Net cash provided by operating activities	$134,155	$153,820	$(19,665)
Net cash provided by (used in) investing activities	18,099	(107,832)	125,931
Net cash used in financing activities	(174,527)	(113,463)	(61,064)
Net cash flows	$(22,273)	$(67,475)	$45,202

Cash Provided By Operating Activities

Cash provided by operating activities decreased primarily due to lower percentage rents and higher interest expense resulting from rising variable interest rates, as well as higher operating expenses related to previously delayed maintenance projects and the timing of certain third-party contracts.

Cash Provided By (Used In) Investing Activities

Cash provided by investing activities increased primarily due to more net redemptions of U.S. Treasury securities during the current-year period as compared to the prior-year period, as well as higher proceeds from sales of real estate assets during the nine months ended September 30, 2023. The increase was partially offset by a decrease in distributions from unconsolidated affiliates.

Cash Used In Financing Activities

Cash used in financing activities increased primarily due to the payment of a first, second and third quarter 2023 common stock dividend and the special dividend that was declared during the fourth quarter of 2022. There were no dividends paid during the first and second quarters of 2022. Also, the decrease was attributable to a reduction in net proceeds from new loans during the current-year period as compared to the prior-year period. The increase was partially offset by a reduction in principal payments during the current-year period as compared to the prior-year period.

Debt

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties. Prior to consideration of unamortized deferred financing costs or debt discounts, of our $2,675.3 million outstanding debt at September 30, 2023, $2,535.3 million constituted non-recourse debt obligations and $140.0 million constituted recourse debt obligations. Subsequent to September 30, 2023, the limited guaranty provided by the Operating Partnership on the secured term loan was eliminated. See Note 15 for more information. We believe the tables below provide investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

September 30, 2023:	Consolidated	Noncontrolling Interests	Other Debt (1)	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (2)
Fixed-rate debt:
Non-recourse loans on operating properties	$746,548	$(25,122)	$69,783	$609,340	$1,400,549	4.97%
Open-air centers and outparcels loan	179,415	—	—	—	179,415	6.95%	(3)
Recourse loans on operating properties	—	—	—	9,137	9,137	3.76%
Total fixed-rate debt	925,963	(25,122)	69,783	618,477	1,589,101	5.18%
Variable-rate debt:
Non-recourse loans on operating properties	54,915	(13,072)	—	49,789	91,632	8.25%
Recourse loans on operating properties	—	—	—	12,467	12,467	7.87%
Open-air centers and outparcels loan	179,415	—	—	—	179,415	9.43%	(3)
Secured term loan	802,645	—	—	—	802,645	8.19%
Total variable-rate debt	1,036,975	(13,072)	—	62,256	1,086,159	8.40%
Total fixed-rate and variable-rate debt	1,962,938	(38,194)	69,783	680,733	2,675,260	6.49%
Unamortized deferred financing costs	(14,264)	274	—	(3,185)	(17,175)
Debt discounts (4)	(48,201)	4,192	—	—	(44,009)
Total mortgage and other indebtedness, net	$1,900,473	$(33,728)	$69,783	$677,548	$2,614,076

(1)
Represents the outstanding loan balances for Alamance Crossing East and WestGate Mall which were deconsolidated due to a loss of control when the properties were placed into receivership in connection with the foreclosure process.
(2)
Weighted-average interest rate excludes amortization of deferred financing costs.
(3)
The interest rate is a fixed 6.95% for half of the outstanding loan balance, with the other half of the loan bearing a variable interest rate based on the 30-day SOFR plus 4.10%. The Operating Partnership has an interest rate swap on a notional amount of $32,000 related to the variable portion of the loan to effectively fix the interest rate at 7.3975%.

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

The weighted-average remaining term of our total share of consolidated and unconsolidated debt, excluding debt discounts and deferred financing costs, was 2.5 years and 2.4 years at September 30, 2023 and December 31, 2022, respectively. The weighted-average remaining term of our pro rata share of fixed-rate debt, excluding debt discounts and deferred financing costs, was 2.6 years and 2.3 years at September 30, 2023 and December 31, 2022, respectively.

As of September 30, 2023 and December 31, 2022, our total share of consolidated and unconsolidated variable-rate debt, excluding debt discounts and deferred financing costs, represented 40.6% and 41.0%, respectively, of our total pro rata share of debt, excluding debt discounts and deferred financing costs.

See Note 8 to the condensed consolidated financial statements for information concerning activity related to unconsolidated affiliates.

Equity

We paid common stock dividends of $0.375 per share in each of the first, second and third quarters of 2023. The decision to declare and pay dividends on any outstanding shares of our common stock, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors and will depend on our earnings, taxable income, FFO, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our then-current indebtedness, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, Delaware law and such other factors as our board of directors deems relevant. Any dividends payable will be determined by our board of directors based upon the circumstances at the time of declaration. Our actual results of operations will be affected by a number of factors, including the revenues received from our properties, our operating expenses, interest expense, capital expenditures and the ability of the anchors and tenants at our properties to meet their obligations for payment of rents and tenant reimbursements.

On September 8, 2022, the Company's board of directors adopted a short-term rights plan (the “Rights Plan”). Pursuant to the Rights Plan, the board of directors authorized a dividend of one share purchase right (a “Right”) for each outstanding share of the Company's common stock. If a person or group of affiliated or associated persons acquires beneficial ownership of 10.0% or more of the Company's outstanding common shares, subject to certain exceptions (including exceptions for existing holders who do not increase their holdings as provided in the Rights Plan), each Right would effectively entitle its holder (other than the acquiring person or group of affiliated or associated persons) to purchase additional common shares at a substantial discount to the public market price. In addition, under certain circumstances, the Company may exchange the Rights (other than Rights beneficially owned by the acquiring person or group of affiliated or associated persons), in whole or in part, for common shares on a one-for-one basis, or the Company may redeem the Rights for cash at a price of $0.001 per Right. On September 8, 2023, the Rights Plan expired pursuant to its terms.

Capital Expenditures

The following table, which excludes expenditures for developments, redevelopments and expansions, summarizes our capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the three and nine months ended September 30, 2023 compared to the same period in 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Tenant allowances (1)	$6,616	$5,639	$13,265	$12,679

Maintenance capital expenditures:
Parking area and parking area lighting	1,604	1,702	2,800	3,215
Roof replacements	1,396	149	2,821	275
Other capital expenditures	4,014	2,761	10,003	6,858
Total maintenance capital expenditures	7,014	4,612	15,624	10,348

Capitalized overhead	360	377	1,495	1,200

Capitalized interest	125	156	342	531

Total capital expenditures	$14,115	$10,784	$30,726	$24,758

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

Developments

Developments Completed as of September 30, 2023

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2023 Cost	Opening Date	Initial Unleveraged Yield
Mall Expansion:
Sunrise Mall - Bubba's 33	Brownsville, TX	100%	7,575	$1,049	$1,393	$1,193	Q3 '23	18.0%

Redevelopments:
Kirkwood Mall - Five Below	Bismarck, ND	100%	19,478	2,323	1,694	1,692	Q3 '23	16.3%
The Terrace - Nordstrom Rack (former Staples)	Chattanooga, TN	92%	24,155	2,513	1,750	127	Q2 '23	13.0%
York Town Center - Burlington (former Bed Bath & Beyond)	York, PA	50%	28,000	1,247	1,268	281	Q1 '23	18.5%
			71,633	6,083	4,712	2,100

Total Properties Completed			79,208	$7,132	$6,105	$3,293
(1)
Total Cost is presented net of reimbursements to be received.
(2)
Cost to Date does not reflect reimbursements until they are received.

Properties Under Development at September 30, 2023

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2023 Cost	Expected Opening Date	Initial Unleveraged Yield
Open-Air Center:
Fremaux Town Center - Marshall's	Slidell, LA	65%	22,132	$2,356	$1,452	$1,389	Winter '23	10.5%

Outparcel Development:
Mayfaire Town Center - hotel development	Wilmington, NC	49%	83,021	15,435	2,350	1,177	Spring '24	11.0%

Redevelopments:
Hamilton Place - Crunch Fitness	Chattanooga, TN	100%	36,640	2,648	1,012	994	Winter '24	23.3%

Total Properties Under Development			141,793	$20,439	$4,814	$3,560
(1)
Total Cost is presented net of reimbursements to be received.
(2)
Cost to Date does not reflect reimbursements until they are received.

Off-Balance Sheet Arrangements

Unconsolidated Affiliates

We have ownership interests in 26 unconsolidated affiliates as of September 30, 2023 that are described in Note 8 to the condensed consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the condensed consolidated balance sheets as investments in unconsolidated affiliates.

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

See Note 12 to the condensed consolidated financial statements for information related to our guarantees of unconsolidated affiliates' debt as of September 30, 2023 and December 31, 2022.

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

Our Annual Report on Form 10-K for the year ended December 31, 2022 contains a discussion of our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these policies and estimates during the nine months ended September 30, 2023. Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022

Non-GAAP Measure

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

FFO of the Operating Partnership increased to $61.8 million for the three months ended September 30, 2023 from $49.5 million for the prior-year period. Excluding the adjustments noted above, FFO of the Operating Partnership, as adjusted, decreased to $51.2 million for the three months ended September 30, 2023 from $59.0 million for the prior-year period. The decrease in FFO, as adjusted, for the three months ended September 30, 2023 was primarily driven by lower percentage rents, an unfavorable variance in the estimate for uncollectable revenues in the current-year period as compared to the prior-year period and higher interest expense due to rising variable interest rates. The decrease was partially offset by increased interest income on our U.S. Treasury securities, as well as lower utility, janitorial and security costs.

FFO of the Operating Partnership increased to $153.5 million for the nine months ended September 30, 2023 from $115.4 million for the prior-year period. Excluding the adjustments noted above, FFO of the Operating Partnership, as adjusted, decreased to $151.1 million for the nine months ended September 30, 2023 from $176.3 million for the prior-year period. The decrease in FFO, as adjusted, for the nine months ended September 30, 2023 was primarily driven by lower percentage rents, an unfavorable variance in the estimate for uncollectable revenues in the current-year period as compared to the prior-year period and higher interest expense due to rising variable interest rates, as well as previously delayed maintenance projects and timing of certain third-party contracts. The decrease was partially offset by increased interest income on our U.S. Treasury securities, as well as lower utility, janitorial and security costs.

The reconciliation of net income (loss) attributable to common shareholders to FFO allocable to Operating Partnership common unitholders for the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss) attributable to common shareholders	$12,957	$(14,510)	$(6,104)	$(96,830)
Noncontrolling interest in loss of Operating Partnership	(6)	25	(6)	(34)
Earnings allocable to unvested restricted stock	305	216	837	426
Depreciation and amortization expense of:
Consolidated properties	45,118	61,050	148,129	194,469
Unconsolidated affiliates	4,192	3,665	13,263	21,004
Non-real estate assets	(221)	(123)	(673)	(524)
Noncontrolling interests' share of depreciation and amortization in other consolidated subsidiaries	(562)	(829)	(1,935)	(2,666)
Loss on impairment, net of taxes	—	—	—	186
Gain on depreciable property	—	—	—	(629)
FFO allocable to Operating Partnership common unitholders	61,783	49,494	153,511	115,402
Debt discount accretion, including our share of unconsolidated affiliates and net of noncontrolling interests' share (1)	14,689	25,425	47,879	153,924
Adjustment for unconsolidated affiliates with negative investment (2)	(3,659)	(13,116)	(1,180)	(36,123)
Senior secured notes fair value adjustment (3)	—	—	—	(395)
Litigation settlement (4)	(2,060)	(36)	(2,178)	(182)
Non-cash default interest expense (5)	191	(1,585)	972	(19,805)
Gain on deconsolidation (6)	(19,728)	—	(47,879)	(36,250)
Loss on available-for-sale securities	—	39	—	39
Reorganization items, net (7)	—	(1,220)	—	(262)
FFO allocable to Operating Partnership common unitholders, as adjusted	$51,216	$59,001	$151,125	$176,348
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
(4)
Represents a credit to litigation settlement expense, in each of the three- and nine- month periods ended September 30, 2023 and 2022, related to claim amounts that were released pursuant to the terms of the settlement agreement related to the settlement of a class action lawsuit.
(5)
The three and nine months ended September 30, 2023 includes default interest on loans past their maturity dates. The three and nine months ended September 30, 2022 includes the reversal of default interest expense when waivers or forbearance agreements were obtained.
(6)
For the three and nine months ended September 30, 2023, we deconsolidated WestGate Mall due to a loss of control when the property was placed into receivership in connection with the foreclosure processor. For the nine months ended September 30, 2023, we deconsolidated Alamance Crossing East due to a loss of control when the property was placed into receivership in connection with the foreclosure process. For the nine months ended September 30, 2022, we deconsolidated Greenbrier Mall due to a loss of control when the property was placed into receivership in connection with the foreclosure process.
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

Interest Rate Risk

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at September 30, 2023, a 0.5% increase or decrease in interest rates on variable-rate debt would increase or decrease annual interest expense by approximately $5.4 million.

Based on our proportionate share of total consolidated, unconsolidated and other debt at September 30, 2023, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $12.3 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $12.5 million.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1–31, 2023	—		$—		—	$—
August 1–31, 2023	12,915		21.67		12,915	24,720,070
September 1–30, 2023	29,965	(2)	21.22	(3)	28,747	24,110,372
Total	42,880				41,662
(1)
In August 2023, our board of directors authorized the repurchase of up to $25.0 million of our outstanding common stock beginning on August 10, 2023. This share repurchase program has an expiration date of August 10, 2024.
(2)
Includes 1,218 shares surrendered to us by an employee to satisfy federal and state income tax requirements related to vesting of shares of restricted stock. Also, includes 3,090 repurchased shares that settled in October 2023.
(3)
For the 1,218 shares surrendered to satisfy federal and state income tax requirements, $21.47 represented the market value per share of the common stock on the vesting date, which was used to determine the number of shares required to be surrendered to satisfy income tax withholding requirements.

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

CBL & ASSOCIATES PROPERTIES, INC.

Date: November 9, 2023	/s/ Benjamin W. Jaenicke
Benjamin W. Jaenicke
Executive Vice President -
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)