Form 10-K
period 2023-12-31
CBL & ASSOCIATES PROPERTIES INC
filed 2024-02-29
CIK 910612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

The aggregate market value of the 18,663,002 shares of CBL & Associates Properties, Inc.'s common stock, $0.001 par value, held by non-affiliates of the registrant as of June 30, 2023 was $411,332,564, based on the closing price of $22.04 per share on the New York Stock Exchange on June 30, 2023. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.)

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒	No ☐

As of February 26, 2024, 32,273,350 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of CBL & Associates Properties, Inc.’s Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference in Part III.

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
•
costs and availability of real estate;
•
inability to consummate acquisition or disposition opportunities and other risks associated with acquisitions and dispositions;
•
competition from other companies and retail formats;
•
changes in retail demand and rental rates in our markets;
•
shifts in customer demands including the impact of online shopping;
•
tenant bankruptcies or store closings;
•
changes in vacancy rates at our properties;
•
changes in operating expenses;
•
changes in applicable laws, rules and regulations;
•
cyber attacks or acts of cyber terrorism;
•
uncertainty and economic impact of pandemics, epidemics or other public health emergencies or fear of such events, such as the COVID-19 pandemic; and
•
other risks referenced from time to time in filings with the Securities and Exchange Commission (“SEC”) and those factors listed or incorporated by reference into this report.

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

We conduct substantially all our business through CBL & Associates Limited Partnership (the "Operating Partnership"), which is a variable interest entity ("VIE"). We are the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. CBL Holdings I, Inc. is the sole general partner of the Operating Partnership. At December 31, 2023, CBL Holdings I, Inc. owned a 1.0% general partner interest and CBL Holdings II, Inc. owned an 98.98% limited partner interest in the Operating Partnership, for a combined interest held by us of 99.98%. As of December 31, 2023, third parties owned a 0.02% limited partner interest in the Operating Partnership.

See Note 1 to the consolidated financial statements for information on our properties as of December 31, 2023. Our malls, lifestyle centers and outlet centers (the “Malls”) and our open-air centers and other property types (the "All Other" or "All Other Properties") are collectively referred to as the “properties” and individually as a “property.” The "other" property type is made up of office buildings, outparcels and hotels.

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

Significant Markets and Tenants

Top Five Markets

Our top five markets, based on percentage of total revenues, were as follows for the year ended December 31, 2023:

Market	Percentage of Total Revenues (1)
St. Louis, MO	6.8%
Chattanooga, TN	4.6%
Laredo, TX	4.3%
Lexington, KY	4.2%
Greensboro, NC	3.8%
(1)
Includes the Company’s proportionate share of total revenues from consolidated and unconsolidated affiliates based on the ownership percentage in the respective joint venture and any other applicable terms.

Top 25 Tenants

Our top 25 tenants based on percentage of total revenues were as follows for the year ended December 31, 2023:

	Tenant	Number of Stores	Square Feet	Percentage of Total Revenues (1)
1	Signet Jewelers Ltd. (2)	108	164,271	2.73%
2	Victoria's Secret & Co.	49	400,863	2.71%
3	Foot Locker, Inc.	73	357,594	2.35%
4	Dick's Sporting Goods, Inc. (3)	25	1,462,150	2.32%
5	American Eagle Outfitters, Inc.	63	382,073	2.16%
6	Bath & Body Works, Inc.	58	239,031	1.95%
7	Finish Line, Inc.	38	210,745	1.61%
8	Genesco Inc. (4)	76	152,215	1.54%
9	The Buckle, Inc.	36	186,133	1.24%
10	Luxottica Group S.P.A. (5)	79	178,795	1.22%
11	The Gap, Inc.	44	537,209	1.19%
12	Cinemark Corp.	9	467,190	1.17%
13	Hot Topic, Inc.	100	249,881	1.04%
14	Shoe Show, Inc.	29	379,954	0.94%
15	Spencer Spirit Holdings, Inc.	48	112,483	0.91%
16	Claire's Stores, Inc.	69	86,502	0.91%
17	The TJX Companies, Inc. (6)	18	520,475	0.90%
18	Express Fashions	30	246,437	0.89%
19	Barnes & Noble, Inc.	16	457,337	0.84%
20	H & M Hennes & Mauritz AB	38	803,797	0.81%
21	Ulta Salon, Cosmetics & Fragrance, Inc.	23	237,961	0.75%
22	The Children's Place, Inc.	34	147,763	0.73%
23	Focus Brands LLC (7)	66	47,095	0.72%
24	Abercrombie & Fitch, Co.	28	189,942	0.71%
25	Chick-fil-A, Inc.	27	54,895	0.64%
		1,184	8,272,791	33.02%
(1)
Includes the Company’s proportionate share of total revenues from consolidated and unconsolidated affiliates based on the ownership percentage in the respective joint venture and any other applicable terms.
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
(6)
The TJX Companies, Inc. operates T.J. Maxx, Marshalls, HomeGoods and Sierra Trading Post. In Europe, they operate T.K. Maxx and HomeSense.
(7)
Focus Brands operates certain Auntie Anne’s, Cinnabon, Moe’s Southwest Grill and Planet Smoothie locations.

Operating Strategy

We operate a diverse portfolio of dynamic properties including enclosed regional malls, outlet centers, lifestyle centers and open-air centers. Our locations are in strong mid-tier markets with a focus in the growing southeast and midwest. Approximately 30% of our 2023 same-center net operating income ("NOI") was generated by non-enclosed mall assets. Our primary objective is to operate our portfolio to maximize the long-term value of our company by generating increasing levels of NOI and improving free cash flow through a variety of methods as further discussed below.

NOI is a non-GAAP measure. For a description of NOI, a reconciliation from net income (loss) to NOI, and an explanation of why we believe this is a useful performance measure, see Non-GAAP Measure – Same-center Net Operating Income in “Results of Operations.”

Internal Growth

We look to generate internal growth through a variety of strategies. We incorporate contractual rent increases in our leases and negotiate increases in rental rates as leases mature, when possible. We aggressively pursue new tenants to maintain and grow occupancy, enhance our tenant mix to meet changing consumer demand and improve the credit quality of our tenant base. We actively manage our properties including a focus on controlling operating expenses with a goal of maintaining or improving operating margins and enhancing cash flows, while providing a high-quality customer experience. We pursue opportunities to generate ancillary revenues at our properties when space is available for shorter terms through temporary leases and license agreements, as well as advertising including sponsorships and promotional activities. These programs allow us to maximize revenues in our centers during downtime between permanent leases, as well as monetize other aspects of the property.

Asset Densification

Our strategy of owning a diverse portfolio of dynamic properties in strong mid-tier markets has served the company well as CBL’s dominant locations generate significant demand from retail and non-retail users alike. We actively evaluate unused parking fields and available land for primarily non-retail densification projects, which provides us with the opportunity to capitalize on the embedded equity value of our land and increase the overall value of our properties. We believe the addition of non-retail users drives new and additional traffic and sales to our centers, which may preserve or enhance their dominant position in the market.

Through redevelopment we capitalize on opportunities to increase the productivity of previously occupied space and enhance the overall value of the centers by re-tenanting and/or changing the use of the space, as well as aesthetic upgrades. Redevelopments may result from acquiring or regaining possession of Anchor space (such as former department stores) and re-leasing to a single user, subdividing it into multiple spaces or razing the building for new development. When evaluating a redevelopment project, we review the stand-alone cost and returns, terminal value and co-tenancy, as well as the impact that the project and new tenant(s) is expected to have on the rest of the property including the aesthetic impact and improvements to traffic, sales and leasing demand.

See Liquidity and Capital Resources section in Item 7 of this Annual Report for information on the projects completed during 2023 and under construction at December 31, 2023.

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

Environmental, Social and Governance (ESG)/Green Building Practices

CBL’s ESG efforts are led by the ESG Steering Committee, a dedicated leadership committee that focuses on ESG factors including Sustainability, Social Governance and Corporate Governance as well as reporting to CBL’s board of directors, on our website and in public filings. The members that make up this committee represent various departments within CBL, such as Management, Investor Relations, People & Culture, Public Relations and Operations Services with day-to-day efforts led by our Vice President - ESG. The Nominating/Corporate Governance Committee of CBL's board of directors is responsible for oversight of the Company’s ESG efforts. Part of our efforts includes regularly reviewing existing policies and procedures to incorporate current best practices and working to ensure compliance with new regulations including related reporting and disclosures. More information on our sustainability, diversity, equity, inclusion and belonging ("DEIB"), social responsibility and community involvement initiatives is available in the Human Capital section below and on dedicated web pages at cblproperties.com/esg-commitment/overview. The information on our web site is not, and should not be considered, a part of this Form 10-K.

Environmental Matters

A discussion of the current effects and potential impacts on our business and properties of compliance with federal, state and local environmental regulations is presented in Item 1A of this Annual Report on Form 10-K under the subheading “Risks Related to Real Estate Investments and Our Business.”

Competition

Our properties compete with various shopping facilities in attracting retailers to lease space. In addition, retailers at our properties face competition from online shopping alternatives, discount shopping centers, outlet centers, wholesale clubs, direct mail, television shopping networks and other retail shopping developments. The extent of the retail and non-retail competition varies from market to market. We work aggressively to attract customers through marketing promotions and social media campaigns. Many of our retailers have adopted an omni-channel approach which leverages sales through both digital and traditional retailing channels.

Seasonality

The shopping center business is, to some extent, seasonal in nature with tenants typically achieving the highest levels of sales during the fourth quarter due to the holiday season, which generally results in higher percentage rent income in the fourth quarter. Additionally, the Malls earn most of their “temporary” rents (rents from short-term tenants) during the holiday period. Thus, occupancy levels and revenues are generally the highest in the fourth quarter of each year. Results of operations realized in any one quarter may not be indicative of the results likely to be experienced over the course of our fiscal year.

Emergence from Bankruptcy

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

Equity

Common Stock

Our authorized common stock consists of 200,000,000 shares at $0.001 par value per share. We had 31,975,645 shares of common stock issued and outstanding as of December 31, 2023. In connection with the Company's emergence from Chapter 11 reorganization on the Effective Date, all equity interests of the Company issued and outstanding immediately prior to the Effective Date were deemed cancelled, discharged and of no force or effect.

Preferred Stock

Our authorized preferred stock consists of 15,000,000 shares at $0.001 par value per share. No shares of preferred stock were issued and outstanding as of December 31, 2023.

Financial Information about Segments

See Note 11 to the consolidated financial statements for information about our reportable segments.

Human Capital

We believe our people are critical to the success of our company. We are committed to providing a work environment that attracts, develops, and retains high-performing team members and to promoting a culture that allows each team member to feel respected, included and empowered. We engage with our employees regularly and in 2023 completed an employee engagement assessment. The survey netted a 77% response rate and secured CBL Great Place to Work Certification™, with 95% of employees saying it is a great place to work.

CBL does not have any employees other than its statutory officers. As of December 31, 2023, our Management Company had 396 full-time and 73 part-time employees that represented the following demographics:

▪
19% racially diverse and 55% female.
▪
We are proud that 4% of our workforce served in the military.
▪
Within the team, 6% self-identify as disabled.
▪
Generationally, the population is represented across the Gen X (253), Gen Y (123), and Baby Boomer (78) array with an emerging Gen Z (13) and a contribution by Traditionalists (2).

CBL benefits from low voluntary turnover, which remained at 8% year-over-year. 80% of employees who left voluntarily completed our exit interview process with 100% stating they would recommend working at CBL to family and friends. While we support freedom of association, we enjoy direct relationships as none of our employees are represented by a union.

To attract, retain and develop our high-performing team members, we offer compensation programs that include a mix of salaries, variable incentive bonuses and equity-based awards. To help ensure pay for performance alignment, CBL team members and their direct managers participate in an annual performance evaluation process. The evaluation process includes interactive goal setting and feedback designed to enhance performance, engagement, and professional development. Annually, we conduct a compensation analysis to ensure any pay gaps (gender, race) are reviewed and addressed. Our compensation programs are supplemented by comprehensive employment benefits as well as training and educational programs. Certain benefits are also available to part-time CBL team members.

We provide our team with learning and development opportunities including conferences, leadership programs, and other ad hoc training programs. Programs cover a variety of topics such as career development and skills training; health, well-being, and safety; DEIB; and more. We also mandate annual cybersecurity training and ethics training for all full-time employees. In 2023, CBL team members completed 6,885 hours of training.

We continued our outreach efforts in recruiting through several partnerships including:

▪
Partnering with Transition Overwatch, which targets Veterans.
▪
Partnering with Project Destined which targets underrepresented groups in our industry, to host an intern in our Marketing department.
▪
Participating in Chattanooga-based STEP-UP internship program to offer two internship roles to underrepresented area high school students.

We have long maintained several employee-led programs, including CBL Community, CBL Cares, CBL Fit and CBL Social.

CBL Community is focused on initiatives that emphasize the importance and focus we place on people, the driving force behind CBL. CBL Community is pursuing internal and external endeavors to improve organizational impacts on DEIB, through education, engagement initiatives, and the creation of opportunities and partnerships with underrepresented groups. To help us identify the best approach to support these efforts, we continued to engage a third-party consulting firm that specializes in inclusive leadership practices. In 2023 CBL Community continued its Fireside Chats program, which allows team members to learn about various DEIB topics from their peers as well as subject matter experts. A strong focus in 2023 was on the mental wellbeing of our workforce. Finally, the entire CBL team participated in unconscious bias training in the first quarter of 2023.

CBL Cares partners with and supports local charitable organizations that contribute to the growth and development of the communities we serve. In 2023 we increased the number of hours CBL team members volunteer through our CBL Cares volunteer program, with team members volunteering 947 hours with non-profit organizations, an increase over 2022. In total, through volunteer hours, corporate donations and CBL Cares funds, we provided support valued at nearly $200,000 to organizations across our portfolio that work to meet the diverse needs of our communities. Lastly, through our annual United Way workplace campaign, our team contributed more than $117,500 to United Way.

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

Risks Related to Real Estate Investments and Our Business

•
Real property investments are relatively illiquid and are subject to various risks, many of which are beyond our control, which could cause declines in the revenues and/or underlying value of one or more of our properties. These include, among others:
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
•
We face possible risks associated with climate change, which may increase our future expenses.
•
An increased focus on metrics and reporting related to ESG factors may impose additional costs and expose us to new risks.
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
•
Our success depends, in part, on our ability to attract and retain talented employees, and the loss of any one of our key personnel could adversely impact our business.
•
Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make expenditures that could adversely affect our cash flows.
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
•
Our indebtedness is substantial and many of our assets are encumbered by property-level indebtedness. Both of these factors could impair our ability to obtain additional financing.
•
Rising interest rates could both increase our borrowing costs, thereby adversely affecting our cash flows and the amounts available for distributions to our stockholders, and decrease our stock price, if investors seek higher yields through other investments.
•
Various covenants in agreements governing our debt impose restrictions that may affect our ability to operate our business.
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
•
Distributions paid by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.

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
•
If the Operating Partnership fails to qualify as a partnership for U.S. federal income tax purposes, we would fail to qualify as a REIT and would suffer adverse consequences.
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

Risks Related to Our Organizational Structure

•
The ownership limit described above, as well as certain provisions in our Second Amended and Restated Certificate of Incorporation (our “Certificate of Incorporation”) and our Fifth Amended and Restated Bylaws (our “Bylaws”), may hinder any attempt to acquire us.
•
Our Certificate of Incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities identified by our non-employee directors and their affiliates.

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
•
the convenience and quality of competing retail properties and other retailing options, such as the internet and the adverse impact of online sales; and
•
public health emergencies, such as COVID-19, or the threat of a public health emergency, which could cause customers of our tenants to avoid public places where large crowds are in attendance, such as shopping centers and related entertainment, hotel, office or restaurant properties operated by our tenants.

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

Moreover, there are some limitations under federal income tax laws applicable to REITs that limit our ability to sell assets. In addition, because many of our properties are mortgaged to secure our debts, we may not be able to obtain a release of a lien on a mortgaged property without the payment of the associated debt or release price, and/or a substantial prepayment penalty, or transfer of debt to a buyer, which restricts our ability to dispose of a property, even though the sale might otherwise be desirable. Furthermore, the number of prospective buyers interested in purchasing shopping centers is limited. Therefore, if we want to sell one or more of our properties, we may not be able to dispose of it in the desired time period and may receive less consideration than we originally invested in the property.

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

Inflationary pressures pose risks to the Company’s business, tenants and the U.S. economy. Inflationary price increases could have an adverse effect on consumer spending, which could impact our tenants’ sales and, in turn, our tenants’ business operations. This could affect our tenants’ ability to pay rent and, to the extent their leases provide for additional rent based on a percentage of sales, could have either positive (based on increased prices) or negative (based on decreased consumer spending) effects on such rent. Also, inflation has caused increases in operating expenses, which could increase occupancy costs for tenants and, to the extent that we are unable to recover operating expenses from tenants, could increase operating expenses for us. In addition, if the rate of inflation exceeds the scheduled rent increases included in our leases, then our net operating income and our profitability would decrease. Further, inflationary pricing may have a negative effect on the construction costs necessary to complete our development and redevelopment projects, including, but not limited to, costs of construction materials, labor and services from third-party contractors and suppliers. Inflation also has resulted in increases in market interest rates, which not only negatively impact consumer spending and tenant investment decisions, but also increases the borrowing costs associated with our existing or any future variable-rate debt, to the extent such rates are not effectively hedged or fixed, or any future debt that we incur. Inflation might also inhibit our ability to obtain new financing or refinancing.

Increased operating expenses, decreased occupancy rates, tenants converting to gross leases and requesting deferrals and rent abatements may not allow us to recover the majority of our CAM, real estate taxes and other operating expenses from our tenants, which could adversely affect our financial position, results of operations and funds available for future distributions.

Energy costs, repairs, maintenance and capital improvements to common areas of our properties, janitorial services, administrative, property and liability insurance costs and security costs are typically allocable to our properties’ tenants. Our lease agreements typically provide that the tenant is responsible for a portion of the CAM and other operating expenses. The majority of our current leases require an equal periodic tenant reimbursement amount for our cost recoveries, which serves to fix our tenants’ CAM contributions to us. In these cases, a tenant will pay a fixed amount, or a set expense reimbursement amount, subject to annual increases, regardless of the actual amount of operating expenses. The tenant’s payment remains the same regardless of whether operating expenses increase or decrease, causing us to be responsible for any excess amounts or to benefit from any declines. As a result, the CAM and tenant reimbursements that we receive may or may not allow us to recover a substantial portion of these operating costs.

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

Our results of operations depend on our ability to continue to lease space in our properties, including vacant space and re-leasing space in properties where leases are expiring, optimizing our tenant mix, or leasing properties on economically favorable terms. Because we have leases expiring annually, we are continually focused on leasing our properties. Similarly, we are pursuing a strategy of replacing expiring short-term leases with long-term leases. For more information on lease expirations see Mall, Lifestyle Center and Outlet Center Lease Expirations and All Other Properties Lease Expirations.

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

An increased focus on metrics and reporting related to ESG factors, may impose additional costs and expose us to new risks.

Investors and other stakeholders have become more focused on understanding how companies address a variety of ESG factors. As they evaluate investment decisions, many investors look not only at company disclosures but also to ESG rating systems that have been developed by third parties to allow ESG comparisons among companies. Although we participate in a number of these ratings systems, we do not participate in all such systems. The criteria used in these ratings systems may conflict and change frequently, and we cannot predict how these third parties will score us, nor can we have any assurance that they score us accurately or other companies accurately or that other companies have provided them with accurate data. We supplement our participation in ratings systems with published disclosures of our ESG activities, but some investors may desire other disclosures that we do not provide. In addition, the SEC is currently evaluating potential rule making that could mandate additional ESG disclosure and impose other requirements on us. Failure to participate in certain of the third-party ratings systems, failure to score well in those ratings systems or failure to provide certain ESG disclosures could result in reputational harm when investors compare us to other companies, and could cause certain investors to be unwilling to invest in our stock which could adversely impact our stock price.

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

We believe that our properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. As of December 31, 2023, we have recorded in our consolidated financial statements a liability of $2.5 million related to potential future asbestos abatement activities at our properties which are not expected to have a material impact on our financial condition or results of operations. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our present or former properties. Therefore, we have not recorded any liability related to hazardous or toxic substances. Nevertheless, it is possible that the environmental assessments available to us do not reveal all potential environmental liabilities. It is also possible that subsequent investigations will identify material contamination, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of our properties has not been or will not be affected by tenants and occupants of our properties, by the condition of properties in the vicinity of our properties or by third parties unrelated to us, the Operating Partnership or the relevant property’s partnership.

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

Over the last few years, there have been demonstrations and protests, some of which involved violence, looting, arson and property destruction, in cities throughout the United States. While the majority of protests have been peaceful, looting, vandalism and fires have taken place in certain places, which led to the imposition of mandatory curfews and, in some locations, deployment of the National Guard. Governmental actions taken to protect people and property, including curfews and restrictions on business operations, may disrupt operations, harm perceptions of personal well-being and increase the need for additional expenditures on security resources. The effect and frequency of the demonstrations, protests or other factors is uncertain, and we cannot assure there will not be further political or social instability in the future or that there will not be other events that could lead to further social, political and economic instability. If such events or disruptions persist for a prolonged period of time, our overall business and results of operations may be adversely affected.

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

Many of our tenants are omni-channel retailers who also distribute their products through online sales and provide options to consumers like buy online pick up in store, buy online ship to store or buy online return to store. Our business currently is predominantly reliant on consumer demand for shopping at physical stores, and our business could be materially and adversely affected if we are unsuccessful in adapting our business to evolving consumer purchasing habits. The increased popularity of digital and mobile technologies has accelerated the transition of a percentage of market share from shopping at physical stores to web-based shopping, and the COVID-19 pandemic and restrictions intended to prevent its spread significantly increased the utilization of e-commerce and may, particularly in certain market segments, accelerate the long-term penetration of pure online retail. Although a brick-and-mortar presence may have a positive impact on retailers’ online sales, the increased utilization of pure online shopping may lead to the closure of underperforming stores by retailers, which could impact our occupancy levels and the rates that tenants are willing to pay to lease our space. Additionally, the increase in online shopping may result in certain tenants underreporting sales at our properties which may materially and adversely impact our collection of overage rent. Examples may include, retailers and restaurants not reporting curbside pick-up sales or online sales fulfilled with store inventory, and tenants reducing store sales by including online returns processed in the store.

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

Although we and our service providers/business partners have implemented processes, procedures and controls to help mitigate these risks, there can be no assurance that these measures, as well as our increased awareness of the risk of cyber incidents, will be effective or that attempted or actual security incidents, breaches or system disruptions that could be damaging to us or others will not occur. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk. Lastly, while we have cybersecurity insurance, damages and claims arising from such incidents may not be covered, or may exceed the amount of any insurance coverage.

If a third-party vendor fails to provide agreed upon services, we may suffer losses.

We are dependent and rely on third-party vendors, including cloud providers, for redundancy of our network, system data, security and data integrity. If a vendor fails to provide services as agreed, suffers outages, business interruptions, financial difficulties or bankruptcy, we may experience service interruption, delays, or loss of information. Cloud computing is dependent upon having access to an internet connection in order to retrieve data. If a natural disaster, blackout or other unforeseen event were to occur that disrupted the ability to obtain an internet connection, we may experience a slowdown or delay in our operations. We conduct appropriate due diligence on all services providers and restrict access, use and disclosure of personal information. We engage vendors with formal written agreements clearly defining the roles of the parties and specifying privacy and data security responsibilities.

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

Future litigation could have a material adverse effect on our business, financial condition and results of operation.

We may from time to time be a defendant in lawsuits and regulatory proceedings relating to our business. Such litigation and proceedings may result in defense costs, settlements, fines or judgments against us, some of which may not be covered by insurance. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such litigation or proceedings. An unfavorable outcome may result in our having to pay significant fines, judgments or settlements, which, if uninsured, or if exceeding insurance coverage, could adversely impact our financial condition, cash flows, results of operations and the trading price of our common stock. Additionally, certain proceedings or the resolution of certain proceedings may affect the availability or cost of some of our insurance coverage and expose us to increased risks that would be uninsured.

Our success depends, in part, on our ability to attract and retain talented employees, and the loss of any one of our key personnel could adversely impact our business.

The success of our business depends, in part, on the leadership and performance of our executive management team and key employees, and our ability to attract, retain and motivate talented employees could significantly impact our future performance. Competition for these individuals is intense, and we cannot assure you that we will retain our executive management team and key employees or that we will be able to attract and retain other highly qualified individuals for these positions in the future. Losing any one or more of these persons could have a material adverse effect on our results of operations, financial condition and cash flows.

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make expenditures that could adversely affect our cash flows.

All the properties in our portfolio are required to comply with the Americans with Disabilities Act (the “ADA”). Compliance with the ADA requirements could require removal of access barriers, and non-compliance could result in the imposition of fines by the United States government, awards of damages to private litigants, or both. While the tenants to whom our portfolio is leased are obligated to comply with ADA provisions, within their leased premises, if required changes within their leased premises involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of tenants to cover costs could be adversely affected. Furthermore, we are required to comply with ADA requirements within the common areas of the properties in our portfolio and we may not be able to pass on to our tenants any costs necessary to remediate any common area ADA issues. In addition, we are required to operate the properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our portfolio. We may be required to make substantial capital expenditures to comply with, and we may be restricted in our ability to renovate or redevelop the properties subject to, those requirements and to comply with the provisions of the ADA. The resulting expenditures and restrictions could have a material adverse effect on our financial condition and operating results.

Uninsured losses could adversely affect our financial condition, and in the future our insurance may not include coverage for acts of terrorism.

We carry a comprehensive blanket policy for general liability, property casualty (including fire, earthquake, flood and wind) and rental loss covering all of our properties, with specifications and insured limits customarily carried for similar properties. However, even insured losses could result in a serious disruption to our business and delay our receipt of revenue. Furthermore, there are some types of losses, including lease and other contract claims, as well as some types of environmental losses, that generally are not insured or are not economically insurable. If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenues from the property. If this happens, we, or the applicable property’s partnership, may still remain obligated under guarantees provided to the lender for any mortgage debt, secured debt or other financial obligations related to the property.

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

The COVID-19 pandemic had a material negative impact on economic and market conditions around the world, and specifically in the retail real estate sector. As the impact of the COVID-19 pandemic continued to evolve, governments and other authorities imposed measures intended to control its spread, including restrictions on freedom of movement, group gatherings and business operations such as travel bans, border closings, business closures, quarantines, stay-at-home orders, shelter-in-place orders, density limitations and social distancing measures. While these restrictions have long since been lifted, it remains possible that a significant resurgence of the threat from COVID-19, or any similar future public health emergency, could result in governments and other authorities reinstituting these measures or imposing new, more restrictive measures, in response to our tenants’ and consumers’ perception of the related risks.

Demand for retail space and the profitability of our properties depends, in part, on the ability and willingness of tenants to enter into and perform obligations under leases. Any significant resurgence of COVID-19, or a similar future public health emergency, could once again reduce the willingness of customers to visit our properties and adversely impact our tenants’ businesses based on many factors, including local transmission rates, the emergence of new variants, the development, availability, distribution, effectiveness and acceptance of existing and new vaccines, and the effectiveness and availability of cures or treatments.

The impact of a future public health emergency on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and make distributions to our shareholders could depend on additional factors, including:

•
the financial condition and viability of our tenants, and their ability or willingness to pay rent in full;
•
state, local, federal and industry-initiated tenant relief efforts that may adversely affect landlords, including us, and their ability to collect rent and/or enforce remedies for the failure to pay rent;
•
the increased popularity and utilization of e-commerce;
•
our ability to renew leases or re-lease available space in our properties on favorable terms or at all, including as a result of a deterioration in the economic and market conditions in the markets in which we own properties or due to restrictions intended to prevent the spread of any future public health emergencies, including any additional government mandated closures of businesses that frustrate our leasing activities;
•
a severe and prolonged disruption and instability in the global financial markets, including the debt and equity capital markets, which may adversely impact the valuation of financial assets and liabilities and affect our ability or our tenants’ ability to access capital necessary to fund business operations or repay, refinance or renew maturing liabilities on a timely basis, on attractive terms, or at all;
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
•
our and our tenants’ ability to manage our respective businesses to the extent our and their management or personnel (including on-site employees) are impacted in significant numbers by any future public health emergency or are otherwise not willing, available or allowed to conduct work, including any impact on our tenants’ ability to deliver timely information to us that is necessary for us to make effective decisions; and
•
our and our tenants’ ability to ensure business continuity in the event our or our tenants’ continuity of operations plan is (i) not effective or improperly implemented or deployed or (ii) compromised due to increased cyber and remote access activity due to any future public health emergency.

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

At December 31, 2023, our pro-rata share of consolidated and unconsolidated debt outstanding, excluding debt discounts and deferred financing costs, was approximately $2,656.3 million. Our total share of consolidated and unconsolidated debt, excluding debt discounts and deferred financing costs, maturing in 2024, 2025 and 2026 giving effect to all maturity extensions, is approximately $106.8 million, $288.1 million and $710.1 million, respectively. Additionally, we have $69.8 million of debt, at our share, which matured prior to December 31, 2023. Two loans comprise the $69.8 million of debt that matured prior to December 31, 2023 and the property secured by each loan was placed into receivership in connection with the foreclosure process. See Note 7 and Note 8 to the consolidated financial statements for additional information.

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

As of December 31, 2023, our total share of consolidated and unconsolidated variable-rate debt, excluding debt discounts and deferred financing costs, was $1,073.7 million. Increases in interest rates will increase our cash interest payments on the variable-rate debt we have outstanding from time to time. If we do not have sufficient cash flow from operations, we might not be able to make all required payments of principal and interest on our debt, which could result in a default or have a material adverse effect on our financial condition and results of operations, and which might have further adverse effects on our cash flow and our ability to make distributions to shareholders. These significant debt payment obligations might also require us to use a significant portion of our cash flow from operations to make interest and principal payments on our debt rather than for other purposes such as working capital, capital expenditures or distributions to holders of our equity securities.

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

Under the federal bankruptcy law and comparable provisions of state fraudulent transfer laws, a guarantee could be voided and required to be returned to the guarantor, or to a fund for the benefit of the creditors of the guarantor, if, among other things, the guarantor, at the time it incurred the indebtedness evidenced by its guarantee (i) received less than reasonably equivalent value or fair consideration for the incurrence of the guarantee and (ii) one of the following was true with respect to the guarantor:

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

Distributions paid by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.

The maximum tax rate for "qualified dividends" paid by corporations to non-corporate stockholders generally is 20%. Distributions paid by REITs to non-corporate stockholders generally are taxed at rates lower than ordinary income rates, but those rates are higher than the 20% tax rate on qualified dividend income paid by corporations. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, the more favorable rates for corporate dividends may cause non-corporate investors to perceive that an investment in a REIT is less attractive than an investment in a non-REIT entity that pays dividends, thereby reducing the demand and market price of shares of our common stock.

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

Our properties are located principally in the southeastern and midwestern United States. Our properties located in the southeastern United States accounted for approximately 51.2% of our total pro-rata share of revenues from all properties for the year ended December 31, 2023 and currently include 19 malls, 4 lifestyle centers, 2 outlet centers, 18 open-air centers, 3 office buildings and a hotel. Our properties located in the midwestern United States accounted for approximately 22.3% of our total pro-rata share of revenues from all properties for the year ended December 31, 2023 and currently include 15 malls and 2 open-air centers. Further, our properties located in our five largest metropolitan area markets – St. Louis, MO; Laredo, TX; Chattanooga, TN; Lexington, KY; and Greensboro, NC – accounted for approximately 6.8%, 4.3%, 4.6%, 4.2% and 3.8%, respectively, of our total pro-rata share of revenues for the year ended December 31, 2023. No other market accounted for more than 3.5% of our total pro-rata share of revenues for the year ended December 31, 2023.

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

If the Operating Partnership fails to qualify as a partnership for U.S. federal income tax purposes, we would fail to qualify as a REIT and would suffer adverse consequences.

As a partnership, the Operating Partnership is not subject to federal income tax on its income. Instead, each of its partners, including us, is allocated, and may be required to pay tax with respect to, such partner's share of its income. We cannot assure you that the Internal Revenue Service (the "IRS") will not challenge the status of the Operating Partnership or any other subsidiary partnership or limited liability company in which we own an interest as a disregarded entity or partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership or any such other subsidiary as an entity taxable as a corporation for federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of the Operating Partnership or any subsidiary partnerships or limited liability company to qualify as a disregarded entity or partnership for applicable income tax purposes could cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners or members, including us.

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

To maintain our status as a REIT under the Internal Revenue Code, we generally will be required each year to distribute to our stockholders at least 90% of our taxable income after certain adjustments. However, to the extent that we do not distribute all our net capital gains or distribute at least 90% but less than 100% of our REIT taxable income, as adjusted, we will be subject to tax on the undistributed amount at regular corporate tax rates, as the case may be. Also, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, interest expense deductions limited by Section 163(j) of the Code, the creation of reserves or required debt service or amortization payments. If we are unable to distribute 90% of our taxable income, we would potentially need to borrow funds, in certain limited cases distribute a combination of cash and stock (at our shareholders' election but subject to an aggregate cash limit established by us), and/or liquidate or sell a portion of our properties or investments (potentially at disadvantageous or unfavorable prices) or find another alternative source of funds. These alternatives could increase our costs or reduce our equity. In addition, to the extent we borrow funds to pay distributions, the amount of cash available to us in future periods will be decreased by the amount of cash flow we will need to service principal and interest on the amounts we borrow, which will limit cash flow available to us for other investments or business opportunities. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us during each calendar year are less than the sum of 85% of our ordinary income for such calendar year, 95% of our capital gain net income for the calendar year and any amount of such income that was not distributed in prior years. In the case of property acquisitions, including our initial formation, where individual properties are contributed to our Operating Partnership for Operating Partnership units, we have assumed the tax basis and depreciation schedules of the entities contributing properties. The relatively low tax basis of such contributed properties may have the effect of increasing the cash amounts we are required to distribute as dividends, thereby potentially limiting the amount of cash we might otherwise have been able to retain for use in growing our business. This low tax basis may also have the effect of reducing or eliminating the portion of distributions made by us that are treated as a non-taxable return of capital.

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

We have a significant NUBIL in our assets, as well as net operating loss carryforwards and other tax attributes at the date of emergence from the Chapter 11 Cases, that would be subject to limitation under section 382.

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

Our Certificate of Incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities identified by our non-employee directors and their affiliates.

Certain of our non-employee directors and their affiliates engage in the same or similar business activities or lines of business in which we operate and may make investments in properties or businesses that directly or indirectly compete with certain portions of our business. As set forth in our Certificate of Incorporation, such non-employee directors and their affiliates shall not have any duty, to the fullest extent permitted by law, to refrain from (x) engaging in the same or similar business activities or lines of business in which we operate or propose to operate, (y) making investments in any kind of property in which we make or may make investments or (z) otherwise competing with us or any of our affiliates. Our Certificate of Incorporation also provides that if our non-employee directors or their affiliates acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty to communicate or offer such corporate opportunity to us or our affiliates, unless such corporate opportunity is expressly offered to the non-employee director solely in his or her capacity as one of our directors (or officers, if applicable).

Therefore, a non-employee director of our company may pursue certain acquisition opportunities that may be complementary to our business and, as a result, such acquisition opportunities may not be available to us. In addition, in the event that any of our non-employee directors or his or her affiliates acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person’s capacity as a director or officer of the Company, then to the fullest extent permitted by law such person is deemed to have fully satisfied such person’s fiduciary duties owed to us and is not liable to us if such director or its affiliates pursues or acquires the corporate opportunity or if such person did not present the corporate opportunity to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations, or prospects if attractive corporate opportunities are allocated by such non-employee directors to themselves or their other affiliates instead of to us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We face risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, and other significant disruptions of information technology networks and related systems. Refer to Risk Factors in Part I, Item 1A for a disclosure of our cybersecurity risks. We have not experienced a material information security breach and as a result, we have not incurred any material expenses. We continue to monitor cybersecurity risks to prevent and mitigate materially negative impacts on the Company’s reputation, financial performance, customer or vendor relationships and potential litigation or regulatory investigations or actions.

As part of its regular oversight of risk management, our audit committee is responsible for the oversight of cybersecurity risk and threat mitigation related to our information technology and information systems including protection and security of employee and customer data. Our Vice President – Technology Solutions is responsible for the day-to-day management of our cybersecurity program and reports directly to our President. Our Vice President – Technology Solutions has served in this role for over three years and has more than 25 years of experience in the aggregate, including ten years with the Company, in various information technology roles. Our audit committee is responsible for overseeing cybersecurity risks, and our management team reports to our audit committee on the Company’s cybersecurity program, current cybersecurity projects and industry trends and efforts to mitigate cybersecurity risk on at least a semi-annual basis.

We have a comprehensive program designed to mitigate cybersecurity risk. We have adopted and require employees to abide by our personally identifiable information policy to help protect personal employee, vendor and tenant information. Employees are required to complete regular cybersecurity training and education annually, which is followed-up with quarterly testing and re-training, as necessary. We also maintain an incident response plan which outlines our response and action in the event of a major cybersecurity incident. The cybersecurity incident response plan sets forth a process for detecting and responding to cybersecurity incidents, determining their scope and risk, developing an appropriate response to mitigate and remediate the incident, communicating effectively to all stakeholders and participants and reducing the likelihood of similar future incidents. In the event of a real or perceived cybersecurity incident, the Vice President – Technology Solutions would, as soon as practicable, inform management’s technology solutions steering committee, the members of which would then collaborate with the Vice President – Technology Solutions to manage material risks.

We contract with a third party to perform a cybersecurity risk and vulnerability assessment annually. We regularly test areas of potential vulnerability, utilizing penetration testing, ransomware-focused disaster recovery tests as well as testing exercises for other higher risk areas. We have also implemented most of the voluntary practices recommended under the National Institute of Standards and Technology cybersecurity framework. Additionally, the Company maintains cybersecurity risk insurance coverage.

ITEM 2. PROPERTIES

Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 for additional information pertaining to our properties’ performance.

Malls, Lifestyle Centers and Outlet Centers

We owned a controlling interest in 40 malls, 4 lifestyle centers and 2 outlet centers as of December 31, 2023. We owned a non-controlling interest in 7 malls, 1 lifestyle center and 3 outlet centers as of December 31, 2023. Our malls, lifestyle centers and outlet centers generally have strong competitive positions because they are the only, or the dominant, regional property in their respective trade areas. The malls, lifestyle centers and outlet centers are generally anchored by two or more anchors or junior anchors and a wide variety of smaller stores. Anchor and junior anchor tenants own or lease their stores and non-anchor stores lease their locations.

We own the land underlying each property in fee simple interest, except for Brookfield Square, Dakota Square Mall, Meridian Mall, St. Clair Square, Stroud Mall and WestGate Mall. We lease all or a portion of the land at each of these properties subject to long-term ground leases.

The following table summarizes certain information for our portfolio of malls, lifestyle centers and outlet centers as of December 31, 2023 (dollars in thousands, except for sales per square foot amounts):

	Number of Properties	Total Center Square Footage	Total In-Line GLA	In-Line Sales per Square Foot	Percentage In-Line GLA Leased
Malls	47	40,943,587	13,096,851	$402	89%
Lifestyle Centers	5	4,244,080	1,660,345	$478	92%
Outlet Centers	5	1,880,089	1,743,796	$451	92%
Total Malls, Lifestyle Centers and Outlet Centers	57	47,067,756	16,500,992	$416	90%

The following table sets forth certain information for each of the malls, lifestyle centers and outlet centers as of December 31, 2023 (dollars in thousands, except for sales per square foot amounts):

Property / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total Center Square Feet (1)	Total In-Line GLA (2)	In-Line Sales per Square Foot (3)	Percentage In-Line GLA Leased (4)	Anchors & Junior Anchors (5)
Malls:
Arbor Place Atlanta (Douglasville), GA	1999	N/A	100%	1,163,791	308,868	382	95%	Belk, Conn's Home Plus, Dillard's, Forever 21, H&M, JC Penney, Macy's, former Overstock Furniture and Mattress, Regal Cinemas, former Sears (6)
Brookfield Square (7) Brookfield, WI	1967/2001	2008	100%	865,347	307,314	218	68%	Barnes & Noble, former Boston Store (6), H&M, JC Penney, Movie Tavern by Marcus, Whirlyball
CherryVale Mall Rockford, IL	1973/2001	2007	100%	870,696	348,280	318	88%	Barnes & Noble, Galleria Furniture and Mattress, JC Penney, Macy's, Tilt Studio
Coastal Grand Mall (8) Myrtle Beach, SC	2004	2007	50%	1,117,231	341,665	448	98%	Future Crunch Fitness (9), Belk, Cinemark, Dick's Sporting Goods, Dillard's, H&M, JC Penney, former Sears, Stars & Strikes
CoolSprings Galleria (8) Nashville, TN	1991	2015	50%	1,167,654	432,308	636	94%	Belk Men's & Kid's, Belk Women's & Home, Dillard's, H&M, JC Penney, King's Dining & Entertainment, Macy's
Cross Creek Mall Fayetteville, NC	1975/2003	2013	100%	821,839	299,586	509	93%	Belk, H&M, JC Penney, Macy's, Main Event, Rooms to Go
Dakota Square Mall Minot, ND	1980/2012	2016	100%	740,765	222,473	314	82%	AMC Theatres, Barnes & Noble, JC Penney, Scheels, Sleep Inn & Suites, Target, Tilt Studio
East Towne Mall Madison, WI	1971/2001	2004	100%	801,260	211,971	303	89%	Barnes & Noble, former Boston Store (6), Dick's Sporting Goods, Flix Brewhouse, former

Property / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total Center Square Feet (1)	Total In-Line GLA (2)	In-Line Sales per Square Foot (3)	Percentage In-Line GLA Leased (4)	Anchors & Junior Anchors (5)
Malls:
								Gordman's, H&M, JC Penney, former Sears
Eastland Mall Bloomington, IL	1967/2005	N/A	100%	732,651	247,509	293	60%	Former Bergner's, Kohl's, former Macy's, Planet Fitness, former Sears
Fayette Mall Lexington, KY	1971/2001	2014	100%	1,159,381	461,104	490	98%	Dick's Sporting Goods, Dillard's, H&M, JC Penney, Macy's
Frontier Mall Cheyenne, WY	1981	1997	100%	523,699	203,579	314	88%	Former AMC Theatres, Dillard's, former Dillard's, Jax Outdoor Gear (6), JC Penney (6)
Governor's Square (8)(10) Clarksville, TN	1986	1999	47.5%	685,143	238,261	398	96%	AMC Theatres, Belk, Best Buy, Dick's Sporting Goods, Dillard's, JC Penney, Ross Dress for Less, partial former Sears
Hamilton Place Chattanooga, TN	1987	2016	90%	1,160,594	330,973	471	93%

Barnes & Noble, Belk for Men, Kids & Home, Belk for Women, future Crunch Fitness, Dave & Buster's, Dick's Sporting Goods, Dillard's for Men, Kids & Home, Dillard's for Women, former Forever 21, H&M, JC Penney

Hanes Mall Winston-Salem, NC	1975/2001	1990	100%	1,435,062	468,360	393	91%	Belk, Dave & Buster's, Dillard's, Encore, H&M, JC Penney, future Novant Health (6)(11), Truliant Federal Credit Union (6)
Harford Mall Bel Air, MD	1973/2003	2007	100%	367,019	179,602	336	80%	Encore, Macy's, Macy's Furniture Gallery, future grocer (6)(12)
Imperial Valley Mall El Centro, CA	2005	N/A	100%	762,736	214,096	422	98%	Cinemark, Dillard's, JC Penney, Macy's, former Sears (6)
Jefferson Mall Louisville, KY	1978/2001	1999	100%	783,558	225,011	339	95%	Dillard's, H&M, JC Penney, former Overstock Furniture and Mattress, Round1 Bowling & Amusement, Ross Dress for Less, partial former Sears
Kentucky Oaks Mall (8)(10) Paducah, KY	1982/2001	1995	50%	775,064	286,805	307	68%	Best Buy, Burlington (6), Dick's Sporting Goods, former Dillard's, former Dillard's Home Store, HomeGoods, JC Penney, Ross Dress for Less (6), Vertical Jump Park
Kirkwood Mall Bismarck, ND	1970/2012	2017	100%	832,677	228,813	349	98%	H&M, I. Keating Furniture, JC Penney, Scheels, Target, Tilt
Laurel Park Place Livonia, MI	1989/2005	1994	100%	491,215	198,071	279	85%	Dunham Sports, Von Maur
Layton Hills Mall Layton, UT	1980/2006	1998	100%	481,844	212,398	376	97%	Dick's Sporting Goods, Dillard's, JC Penney
Mall del Norte Laredo, TX	1977/2004	1993	100%	1,219,314	408,321	469	93%	Former Beall's, Cinemark, Dillard's, Foot Locker, H&M, JC Penney, Macy's, Macy's Home Store, Main Event, former Sears, TruFit Athletic Club
Meridian Mall (13) Lansing, MI	1969/1998	2001	100%	946,072	284,979	258	84%	Future Schuler Books & Music (14), Dick's Sporting Goods, H&M, High Caliber Karting, JC Penney, Launch Trampoline Park, Macy's, Planet Fitness, Schuler Books & Music, former Younkers
Mid Rivers Mall St. Peters, MO	1987/2007	2015	100%	1,035,816	286,699	314	94%	Dick's Sporting Goods, Dillard's, H&M, JC Penney, Macy's, Marcus Theatres, former Sears, V-Stock
Monroeville Mall Pittsburgh, PA	1969/2004	2014	100%	986,136	447,440	275	86%	Barnes & Noble, Cinemark, Dick's Sporting Goods, Forever 21, H&M, JC Penney, Macy's
Northgate Mall Chattanooga, TN	1972/2011	2014	100%	643,025	177,745	324	74%	Belk, former Burlington, former JC Penney (6), former Sears (6)
Northpark Mall Joplin, MO	1972/2004	1996	100%	896,044	278,320	348	81%	Dunham's Sports, H&M, JC Penney, Jo-Ann Fabrics & Crafts, former Macy's Children's & Home, former Macy's Women & Men's, former Sears, T.J. Maxx, Tilt, Vintage Stock
Northwoods Mall North Charleston, SC	1972/2001	1995	100%	748,094	255,846	382	96%	Belk, Books-A-Million, Burlington (6), Dillard's, JC Penney, Planet Fitness
Oak Park Mall (8) Overland Park, KS	1974/2005	1998	50%	1,516,526	429,356	501	98%	Barnes & Noble, Dillard's for Women, Dillard's for Men, Children & Home, Forever 21,

Property / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total Center Square Feet (1)	Total In-Line GLA (2)	In-Line Sales per Square Foot (3)	Percentage In-Line GLA Leased (4)	Anchors & Junior Anchors (5)
Malls:
								H&M, JC Penney, Macy's, Nordstrom
Old Hickory Mall Jackson, TN	1967/2001	1994	100%	538,668	161,573	331	75%	Belk, JC Penney, former Macy's, former Sears
Parkdale Mall Beaumont, TX	1972/2001	2018	100%	1,088,002	294,013	313	89%	Former Ashley HomeStore, former Beall's, Crunch Fitness, Dick's Sporting Goods, Dillard's, Forever 21, H&M, HomeGoods, JC Penney, former Macy's, former Sears, Tilt, 2nd & Charles
Parkway Place Huntsville, AL	1957/1998	2002	100%	647,838	278,660	424	91%	Belk, Dillard's
Post Oak Mall College Station, TX	1982	1985	100%	788,279	300,754	312	93%	Former Bealls, City of College Station, Conn's Home Plus (6), Dillard's Men & Home, Dillard's Women & Children, Encore, JC Penney, future Murdoch's Farm & Ranch (6)
Richland Mall Waco, TX	1980/2002	1996	100%	693,497	191,919	404	98%	Dick's Sporting Goods, Dillard's for Men, Kids & Home, Dillard's for Women (6), former Dillard's for Women, JC Penney, Tilt Studio
South County Center St. Louis, MO	1963/2007	2001	100%	979,389	267,166	320	81%	Dick's Sporting Goods, Dillard's, JC Penney, Macy's, former Sears
Southpark Mall Colonial Heights, VA	1989/2003	2007	100%	676,589	213,182	408	92%	Dick's Sporting Goods, Dick's Sporting Goods Fulfillment Center, H&M, JC Penney, Macy's, Regal Cinemas
St. Clair Square (15) Fairview Heights, IL	1974/1996	1993	100%	1,068,343	291,088	359	97%	Dillard's, JC Penney, Macy's, former Sears
Stroud Mall (16) Stroudsburg, PA	1977/1998	2005	100%	414,427	136,100	200	79%	Cinemark, EFO Furniture Outlet, JC Penney, Reaching Out For Jesus Christian Center, ShopRite
Sunrise Mall Brownsville, TX	1979/2003	2015	100%	911,500	242,175	472	96%	Former Beall's, Cinemark, Dick's Sporting Goods, Dillard's, JC Penney, Main Event (6), TruFit (6), Wave Fashion
Turtle Creek Mall Hattiesburg, MS	1994	1995	100%	844,980	191,593	344	94%	At Home, Belk, Dillard's, JC Penney, former Sears, Southwest Theaters, Urban Planet
Valley View Mall Roanoke, VA	1985/2003	2007	100%	864,137	337,377	379	95%	Barnes & Noble, Belk, JC Penney, Macy's, Macy's for Home & Children, former Sears
Volusia Mall Daytona Beach, FL	1974/2004	2013	100%	1,060,340	253,564	310	84%	Dillard's for Men & Home, Dillard's for Women, Dillard's for Juniors & Children, H&M, JC Penney, former Macy's, former Sears (6)
West County Center (8) Des Peres, MO	1969/2007	2002	50%	1,199,168	385,218	803	92%	Barnes & Noble, Dick's Sporting Goods, Forever 21, H&M, JC Penney, Macy's, Nordstrom
West Towne Mall Madison, WI	1970/2001	2013	100%	773,400	282,278	371	88%	Dave & Buster's (6), Dick's Sporting Goods, Forever 21, Hobby Lobby (6), JC Penney, Total Wine & More (6), Von Maur (6)
Westmoreland Mall Greensburg, PA	1977/2002	1994	100%	976,584	286,853	319	95%	H&M, JC Penney, Live! Casino Pittsburgh, Macy's, Macy's Home Store, Old Navy, former Sears
York Galleria York, PA	1989/1999	N/A	100%	756,707	225,858	284	73%	Boscov's (6), H&M, Hollywood Casino, Life Storage (6), Marshalls, PA Fitness
Total Malls				40,012,101	12,875,124	$402	89%

Property / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total Center Square Feet (1)	Total In-Line GLA (2)	In-Line Sales per Square Foot (3)	Percentage In-Line GLA Leased (4)	Anchors & Junior Anchors (5)
Lifestyle Centers:
Alamance Crossing West Burlington, NC	2011	N/A	100%	224,554	30,366	N/A	100%	BJ's Wholesale Club, Dick's Sporting Goods, Kohl's
Friendly Center and The Shops at Friendly (8) Greensboro, NC	1957/ 2006/ 2007	2016	50%	1,361,339	597,198	595	91%	Barnes & Noble, Belk, Belk Home Store, Harris Teeter, Macy's, O2 Fitness, Regal Cinemas, REI, Sears, Truist, Whole Foods (6)
Mayfaire Town Center Wilmington, NC	2004/2015	2017	100%	671,653	330,272	433	95%	Barnes & Noble, Belk, Flip N Fly, The Fresh Market, H&M, Michaels, Regal Cinemas
Pearland Town Center (17) Pearland, TX	2008	N/A	100%	711,659	306,072	373	93%	Barnes & Noble, Dick's Sporting Goods, Dillard's, Hospital Corporation of America, Macy's
Southaven Towne Center Southaven, MS	2005	2013	100%	607,519	184,423	316	81%	Dillard's, Havertys Furniture, JC Penney, Overstock Furniture and Mattress, Sportsman's Warehouse (6), Urban Air Adventure Park
Total Lifestyle Centers				3,576,724	1,448,331	$478	92%

Property / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total Center Square Feet (1)	Total In-Line GLA (2)	In-Line Sales per Square Foot (3)	Percentage In-Line GLA Leased (4)	Anchors & Junior Anchors (5)
Outlet Centers:
The Outlet Shoppes at Atlanta (8)(10) Woodstock, GA	2013	2015	50%	410,697	385,890	509	96%	Saks Fifth Ave OFF 5TH
The Outlet Shoppes at El Paso (8)(10) El Paso, TX	2007/2012	2014	50%	433,246	411,207	597	94%	H&M
The Outlet Shoppes at Gettysburg (10) Gettysburg, PA	2000/2012	N/A	50%	249,937	249,937	233	83%	None
The Outlet Shoppes at Laredo (10) Laredo, TX	2017	N/A	65%	358,135	315,388	336	84%	H&M, Nike Factory Store
The Outlet Shoppes of the Bluegrass (8)(10) Simpsonville, KY	2014	2015	65%	428,074	381,374	418	97%	H&M, former Restoration Hardware Outlet
Total Outlet Centers				1,880,089	1,743,796	$451	92%

Total Malls, Lifestyle Centers and Outlet Centers				45,468,914	16,067,251	$416	90%

Excluded Properties (18)
Property / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total Center Square Feet (1)	Total In-Line GLA (2)	In-Line Sales per Square Foot (3)	Percentage In-Line GLA Leased (4)	Anchors & Junior Anchors (5)
Malls:
WestGate Mall (19) Spartanburg, SC	1975/1995	1996	100%	931,486	221,727	N/A	N/A	Former Bed Bath & Beyond, Belk, Dillard's, H&M, JC Penney, Overstock Furniture and Mattress, former Regal Cinemas, former Sears

Lifestyle Centers:
Alamance Crossing East Burlington, NC	2007	N/A	100%	667,356	212,014	N/A	N/A	Barnes & Noble, Belk, Carousel Cinemas, Dillard's, Hobby Lobby, JC Penny

Total Excluded Properties				1,598,842	433,741

(1)
Total center square footage includes square footage of attached shops, immediately adjacent Anchor and Junior Anchor locations and leased freestanding locations of the property.
(2)
Excludes tenants 20,000 square feet and over.
(3)
Totals represent weighted averages for reporting tenants of 10,000 square feet or less.
(4)
Includes tenants under 20,000 square feet with leases in effect as of December 31, 2023.
(5)
Anchors and Junior Anchors listed are immediately adjacent to the property or are in freestanding locations immediately adjacent to the property.
(6)
Owned by a third party.
(7)
Brookfield Square - The annual ground rent for 2023 was $104.
(8)
This property is owned in an unconsolidated joint venture.
(9)
Coastal Grand Mall - There is an executed lease with Crunch Fitness. They are expected to open in 2024.

(10)
The property is managed by a property manager that is affiliated with the third-party partner, which receives a fee for its services. The third-party partner controls the cash flow distributions, although our approval is required for certain major decisions.
(11)
Hanes Mall – The former Sears was purchased by Novant Health, which has indicated plans to redevelop this space for future medical offices with the construction start and opening to be determined.
(12)
Harford Mall - The former Sears was sold and is under construction for a future grocer.
(13)
Meridian Mall - We are the lessee under several ground leases in effect through March 2067, with extension options. Fixed rent is $19 per year plus 3% to 4% of all rent.
(14)
Meridian Mall - There is an executed lease with Schuler Books & Music. They are expected to open in 2024.
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
(17)
Pearland Town Center is a mixed-use center which combines retail, office and residential components. For segment reporting purposes, the retail portion of the center is classified in Malls and the office portion is classified as All Other.
(18)
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

Inline and Adjacent Freestanding Stores

The Malls have approximately 4,665 inline and adjacent freestanding stores. National and regional retail chains (excluding local franchises) lease approximately 69.8% of the occupied inline and adjacent freestanding store GLA. Although inline and adjacent freestanding stores occupy only 35.1% of the total Malls GLA (the remaining 64.9% is occupied by Anchors and Junior Anchors and a small percentage is vacant), the Malls received 83.4% of their total revenues from inline and adjacent freestanding stores for the year ended December 31, 2023.

Mall, Lifestyle Center and Outlet Center Lease Expirations

The following table summarizes the scheduled lease expirations for inline and adjacent freestanding stores as of December 31, 2023:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as a % of Total Leased GLA (3)
2024	686	$54,871,208	1,758,822	$31.20	13.4%	14.9%
2025	933	108,930,584	3,364,860	32.37	26.6%	28.5%
2026	634	81,873,673	2,238,618	36.57	20.0%	19.0%
2027	413	54,919,251	1,511,331	36.34	13.4%	12.8%
2028	353	51,211,164	1,253,720	40.85	12.5%	10.6%
2029	159	23,137,071	701,253	32.99	5.6%	5.9%
2030	92	14,595,537	377,509	38.66	3.6%	3.2%
2031	66	6,399,593	223,687	28.61	1.6%	1.9%
2032	53	6,754,156	162,231	41.63	1.6%	1.4%
2033	47	7,219,964	198,201	36.43	1.8%	1.7%

(1)
Total annualized gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2023 for expiring leases that were executed as of December 31, 2023. Based on 100% of the applicable amounts and has not been adjusted for our ownership share.
(2)
Total annualized gross rent, including recoverable CAM expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2023.
(3)
Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2023.

See page 51 for a comparison between rents on leases that expired in the current reporting period compared to rents on new and renewal leases executed in 2023.

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

The following table summarizes tenant occupancy costs as a percentage of total inline and adjacent freestanding store sales for reporting tenants less than 10,000 square feet, excluding license agreements, for each of the past three years:

	Year Ended December 31, (1)
	2023	2022	2021
In-line store sales (in millions)	$3,750	$3,920	$3,802
In-line tenant occupancy costs	10.89%	10.41%	10.65%

(1)
In certain cases, we own less than a 100% interest in the Mall, Lifestyle Center or Outlet Center. The information in this table is based on 100% of the applicable amounts and has not been adjusted for our ownership share.

Debt on Malls, Lifestyle Centers and Outlet Centers

Please see the table entitled “Mortgage Loans Outstanding at December 31, 2023” included herein for information regarding any liens or encumbrances related to the malls, lifestyle centers and outlet centers.

All Other Properties

All Other Properties include the following categories:

(1)
Open-Air Centers - Designed to attract local and regional area customers and are typically anchored by a combination of big box retailers, supermarkets or value-priced stores that attract shoppers to each center’s small shops. The tenants at our Open-Air Centers typically offer necessities, value-oriented and convenience merchandise.
(2)
Other - Office Buildings and Hotel.

See Note 1 to the consolidated financial statements for additional information on the number of consolidated and unconsolidated properties in each of the above categories related to our other property types. The following tables set forth certain information for each of our other property types at December 31, 2023:

Property / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total Center Square Feet (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors & Junior Anchors
Open-Air Centers:
Ambassador Town Center (4)(5) Lafayette, LA	2016	65%	419,904	265,931	100%	Costco (6), Dick's Sporting Goods, Marshalls, Nordstrom Rack
Annex at Monroeville Pittsburgh, PA	1986	100%	185,517	185,517	100%	Dick's Sporting Goods, Full Throttle Adrenaline Park
Coastal Grand Crossing (4) Myrtle Beach, SC	2005	50%	37,234	37,234	100%	PetSmart
CoolSprings Crossing Nashville, TN	1992	100%	366,451	78,810	100%	American Signature Furniture (6), Electronic Express (6), Gabe's (7), Target (6), Urban Air Adventure Park (7)
Courtyard at Hickory Hollow Nashville, TN	1979	100%	68,468	68,468	100%	AMC Theatres
Fremaux Town Center (4)(5) Slidell, LA	2014/2015	65%	621,432	493,432	95%	Best Buy, Dick's Sporting Goods, Dillard's (6), Kohl's, LA Fitness, Marshalls, Michaels, T.J. Maxx
Frontier Square Cheyenne, WY	1985	100%	186,547	16,522	100%	Ross Dress for Less (7), Target (6), T.J. Maxx (7)
Governor's Square Plaza (4)(5) Clarksville, TN	1985/1988	50%	169,918	73,349	100%	Hickory Farms, Jo-Ann Fabrics & Crafts, Target (6)
Gunbarrel Pointe Chattanooga, TN	2000	100%	273,913	147,913	100%	Kohl's, Target (6), Whole Foods
Hamilton Corner Chattanooga, TN	1990/2005	90%	67,310	67,310	100%	None
Hamilton Crossing Chattanooga, TN	1987/2005	92%	192,074	98,961	100%	Electronic Express (7), HomeGoods (7), Michaels (7), T.J. Maxx
Hammock Landing (4) West Melbourne, FL	2009/2015	50%	569,535	345,568	100%	Academy Sports + Outdoors, AMC Theatres, HomeGoods, Kohl's (6), Marshalls, Michaels, Ross Dress for Less, Target (6)
Harford Annex Bel Air, MD	1973/2003	100%	107,656	107,656	100%	Best Buy, Office Depot, PetSmart

Property / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total Center Square Feet (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors & Junior Anchors
Open-Air Centers:
The Landing at Arbor Place Atlanta (Douglasville), GA	1999	100%	162,958	113,717	88%	Ben's Furniture and Antiques, Ollie's Bargain Outlet, One Life Fitness (7)
Layton Hills Convenience Center Layton, UT	1980	100%	100,987	100,987	100%	Tuesday Morning
Layton Hills Plaza Layton, UT	1989	100%	18,836	18,836	92%	None
Parkdale Crossing Beaumont, TX	2002	100%	88,064	88,064	89%	Barnes & Noble
The Pavilion at Port Orange (4) Port Orange, FL	2010	50%	398,018	398,018	88%	Belk, HomeGoods, Marshalls, Michaels, Regal Cinemas
The Plaza at Fayette Lexington, KY	2006	100%	209,535	209,535	89%	Cinemark, Sports Center
The Promenade D'Iberville, MS	2009/2014	100%	621,526	404,566	100%	Ashley Furniture HomeStore, Best Buy, Burlington, Dick's Sporting Goods, Kohl's (6), Marshalls, Michaels, Ross Dress for Less, Target (6)
The Shoppes at Eagle Point (4) Cookeville, TN	2018	50%	243,805	243,805	99%	Academy Sports + Outdoors, Publix, Ross Dress for Less
The Shoppes at Hamilton Place Chattanooga, TN	2003	92%	132,079	132,079	79%	Former Bed Bath & Beyond, Marshalls, Ross Dress for Less
The Shoppes at St. Clair Square Fairview Heights, IL	2007	100%	84,383	84,383	86%	Barnes & Noble
Sunrise Commons Brownsville, TX	2001	100%	205,656	104,211	100%	Hobby Lobby (7), Marshalls, Ross Dress for Less
The Terrace Chattanooga, TN	1997	92%	158,109	158,109	100%	Academy Sports + Outdoors, Nordstrom Rack, Party City
West Towne Crossing Madison, WI	1980	100%	461,905	170,008	94%	Barnes & Noble, Best Buy, Crunch Fitness (6), Kohl's (6), Metcalf's Markets (7), Nordstrom Rack, Office Max (7), Spare Time Entertainment (7)
WestGate Crossing Spartanburg, SC	1985/1999	100%	158,262	158,262	100%	Big Air Trampoline Park, Hamricks, Jo-Ann Fabrics & Crafts
Westmoreland Crossing Greensburg, PA	2002	100%	279,073	279,073	98%	AMC Theatres, Dick's Sporting Goods, Levin Furniture, Michaels (7), T.J. Maxx (7)
York Town Center (4) York, PA	2007	50%	297,371	247,371	85%	Best Buy, Bob's Discount Furniture, Burlington, former Christmas Tree Shops, Dick's Sporting Goods (6), Ross Dress for Less
Total Open-Air Centers			6,886,526	4,897,695	96%

Property / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total Center Square Feet (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors & Junior Anchors
Other:
840 Greenbrier Circle Office Chesapeake, VA	1983	100%	49,869	49,869	50%	None
Aloft Hotel (4)(5) Chattanooga, TN	2021	50%	89,674	N/A	N/A	None
CBL Center (8) Chattanooga, TN	2001	92%	131,569	131,569	94%	None
CBL Center II (8) Chattanooga, TN	2008	92%	70,770	70,770	61%	None
Pearland Office Pearland, TX	2009	100%	66,915	66,915	87%	None
Total Other			408,797	319,123	78%

Total All Other Properties			7,295,323	5,216,818	95%

(1)
Total center square footage includes square footage of attached shops, attached and immediately adjacent Anchors and Junior Anchors and leased freestanding locations.
(2)
All leasable square footage, including Anchors and Junior Anchors.
(3)
Includes all leased Anchors, Junior Anchors and tenants with leases in effect as of December 31, 2023.
(4)
This property is owned in an unconsolidated joint venture.
(5)
The property is managed by a property manager that is affiliated with the third-party partner, which receives a fee for its services. The third-party partner controls the cash flow distributions, although our approval is required for certain major decisions.
(6)
Owned by the tenant.
(7)
Owned by a third party.
(8)
We own a 92% interest in the CBL Center office buildings, with an aggregate square footage of approximately 202,000 square feet, where our corporate headquarters is located. As of December 31, 2023, we occupied approximately 39% of the total square footage of the buildings.

All Other Properties Lease Expirations

The following table summarizes the scheduled lease expirations for tenants in occupancy at All Other Properties as of December 31, 2023:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as a % of Total Leased GLA (3)
2024	56	$5,709,067	152,911	$37.34	9.2%	6.3%
2025	70	10,649,077	400,027	26.62	17.2%	16.4%
2026	58	7,288,847	421,767	17.28	11.8%	17.3%
2027	49	11,152,642	477,879	23.34	18.0%	19.6%
2028	47	8,113,756	330,523	24.55	13.1%	13.5%
2029	26	6,014,966	216,388	27.80	9.7%	8.9%
2030	16	2,864,511	75,780	37.80	4.6%	3.1%
2031	17	5,505,741	194,136	28.36	8.9%	8.0%
2032	14	2,361,076	86,547	27.28	3.8%	3.5%
2033	13	2,340,721	84,015	27.86	3.8%	3.4%

(1)
Total annualized gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2023 for expiring leases that were executed as of December 31, 2023. Based on 100% of the applicable amounts and has not been adjusted for our ownership share.
(2)
Total annualized gross rent, including recoverable CAM expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2023.
(3)
Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2023.

Debt on All Other Properties

Please see the table entitled “Mortgage Loans Outstanding at December 31, 2023” included herein for information regarding any liens or encumbrances related to our All Other Properties.

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

Anchors and Junior Anchors may own their stores and the land underneath, as well as the adjacent parking areas, or may enter into long-term leases with respect to their stores. Rental rates for Anchor tenants are significantly lower than the rents charged to non-anchor tenants. Total revenues from Anchors and Junior Anchors accounted for 16.6% of the total revenues from our properties in 2023. Each Anchor and Junior Anchor that owns its store has entered into an operating and reciprocal easement agreement with us covering items such as operating covenants, reciprocal easements, property operations, initial construction and future expansion.

During 2023, the following Anchors and Junior Anchors were added to our properties:

Name	Property	Location
Appliance Factory Mattress Kingdom (Owned by Others)	Frontier Mall	Cheyenne, WY
Bob's Discount Furniture	York Town Center	York, PA
Burlington	York Town Center	York, PA
Conn's Home Plus (Owned by Others)	Arbor Place	Atlanta (Douglasville), GA
Crunch Fitness (Owned by Others)	Parkdale Mall	Beaumont, TX
Dick's Sporting Goods Fulfillment Center	Southpark Mall	Colonial Heights, VA
Hickory Farms	Governor's Square Plaza	Clarksville, TN
Hobby Lobby (Owned by Others)	Sunrise Commons	Brownsville, TX
Main Event	Cross Creek Mall	Fayetteville, NC
Marshalls	Fremaux Town Center	Slidell, LA
Nordstrom Rack	The Terrace	Chattanooga, TN
Stars and Strikes	Coastal Grand Mall	Myrtle Beach, SC
Tilt	Kirkwood Mall	Bismarck, ND
Truliant Federal Credit Union (Owned by Others)	Hanes Mall	Winston-Salem, NC
Tuesday Morning	Layton Hills Convenience Center	Layton, UT

As of December 31, 2023, our properties had a total of 447 Anchors and Junior Anchors, including 53 vacant Anchor and Junior Anchor locations, and excluding Anchors and Junior Anchors at Excluded Malls. The Anchors and Junior Anchors and the amount of GLA leased or owned by each as of December 31, 2023 is as follows:

	Number of Stores				Gross Leasable Area
		Anchor Owned				Anchor Owned
Anchor/Junior Anchor	Leased (Owned by CBL)	Owned by Others	Ground Leased (Owned by CBL)	Total	Leased (Owned by CBL)	Owned by Others	Ground Leased (Owned by CBL)	Total Gross Leased Area
JC Penney	17	20	4	41	1,828,329	2,528,291	586,030	4,942,650
Dillard's	—	30	3	33	—	4,225,177	559,612	4,784,789
Macy's	8	12	3	23	905,442	1,943,839	658,388	3,507,669
Belk	5	11	3	19	430,017	1,495,213	300,995	2,226,225
Sears	—	—	1	1	—	—	147,766	147,766
Academy Sports + Outdoors	3	—	—	3	199,091	—	—	199,091
AMC Theatres	4	—	1	5	160,295	—	56,255	216,550
American Signature Furniture	—	1	—	1	—	61,620	—	61,620
Appliance Factory Mattress Kingdom	—	1	—	1	—	59,314	—	59,314
Ashley HomeStore	1	—	—	1	20,000	—	—	20,000
At Home	—	1	—	1	—	124,700	—	124,700

	Number of Stores				Gross Leasable Area
		Anchor Owned				Anchor Owned
Anchor/Junior Anchor	Leased (Owned by CBL)	Owned by Others	Ground Leased (Owned by CBL)	Total	Leased (Owned by CBL)	Owned by Others	Ground Leased (Owned by CBL)	Total Gross Leased Area
Barnes & Noble	15	—	—	15	450,537	—	—	450,537
Ben's Furniture and Antiques	1	—	—	1	35,895	—	—	35,895
Best Buy	6	—	1	7	216,640	—	45,070	261,710
Big Air Trampoline Park	1	—	—	1	33,938	—	—	33,938
BJ's Wholesale Club	1	—	—	1	85,188	—	—	85,188
Bob's Discount Furniture	1	—	—	1	20,308	—	—	20,308
Books-A-Million, Inc.:
Books-A-Million	1	—	—	1	20,642	—	—	20,642
2nd & Charles	1	—	—	1	23,538	—	—	23,538
Books-A-Million, Inc. Subtotal	2	—	—	2	44,180	—	—	44,180
Boscov's	—	1	—	1	—	150,000	—	150,000
Burlington	2	2	—	4	51,437	94,049	—	145,486
Cinemark	7	—	—	7	382,506	—	—	382,506
City of College Station	—	1	—	1	—	103,888	—	103,888
Conn's Home Plus	—	2	—	2	—	88,312	—	88,312
Costco	—	1	—	1	—	153,973	—	153,973
Crunch Fitness	—	2	—	2	—	128,067	—	128,067
Dave & Buster's	2	1	—	3	61,316	26,509	—	87,825
Dick's Sporting Goods Inc.:
Dick's Sporting Goods	23	1	1	25	1,368,063	50,000	80,515	1,498,578
Dick's Warehouse	1	—	—	1	77,117	—	—	77,117
Dick's Sporting Goods Inc. Subtotal	24	1	1	26	1,445,180	50,000	80,515	1,575,695
Dunham's Sports	2	—	—	2	125,551	—	—	125,551
EFO Furniture & Mattress Outlet	1	—	—	1	43,171	—	—	43,171
Electronic Express	—	2	—	2	—	87,573	—	87,573
Encore	3	—	—	3	76,096	—	—	76,096
Flip N Fly	1	—	—	1	27,972	—	—	27,972
Flix Brewhouse	1	—	—	1	39,150	—	—	39,150
Foot Locker	1	—	—	1	22,847	—	—	22,847
Forever 21	6	—	—	6	157,141	—	—	157,141
Full Throttle Adrenaline Park	1	—	—	1	64,135	—	—	64,135
The Fresh Market	1	—	—	1	21,442	—	—	21,442
Gabe's	—	1	—	1	—	29,596	—	29,596
Galleria Furniture and Mattress	1	—	—	1	128,330	—	—	128,330
H&M	27	—	—	27	594,150	—	—	594,150
Hamrick's	1	—	—	1	40,000	—	—	40,000
Harris Teeter	—	—	1	1	—	—	72,757	72,757
Havertys Furniture	1	—	—	1	25,080	—	—	25,080
Hickory Farms	1	—	—	1	23,708	—	—	23,708
High Caliber Karting	1	—	—	1	100,683	—	—	100,683
Hobby Lobby	—	2	—	2	—	163,104	—	163,104
Hollywood Casino	1	—	—	1	79,500	—	—	79,500
Hospital Corporation of America	1	—	—	1	48,000	—	—	48,000
I. Keating Furniture	1	—	—	1	103,994	—	—	103,994
Jax Outdoor Gear	—	1	—	1	—	83,055	—	83,055
Jo-Ann Fabrics & Crafts	3	—	—	3	73,738	—	—	73,738
Kings Dining & Entertainment	1	—	—	1	22,678	—	—	22,678
Kohl's	2	4	1	7	142,205	312,731	83,000	537,936
LA Fitness	1	—	—	1	41,000	—	—	41,000
Launch Trampoline Park	1	—	—	1	31,989	—	—	31,989
Levin Furniture	1	—	—	1	55,314	—	—	55,314
Life Storage	—	1	—	1	—	131,915	—	131,915
Live! Casino Pittsburgh	1	—	—	1	129,552	—	—	129,552
LIVE Ventures, Inc.:
V-Stock	1	—	—	1	23,058	—	—	23,058
Vintage Stock	1	—	—	1	46,108	—	—	46,108
LIVE Ventures, Inc. Subtotal	2	—	—	2	69,166	—	—	69,166
Macy's Furniture Gallery	1	—	—	1	24,599	—	—	24,599

	Number of Stores				Gross Leasable Area
		Anchor Owned				Anchor Owned
Anchor/Junior Anchor	Leased (Owned by CBL)	Owned by Others	Ground Leased (Owned by CBL)	Total	Leased (Owned by CBL)	Owned by Others	Ground Leased (Owned by CBL)	Total Gross Leased Area
Main Event	2	1	—	3	99,344	64,103	—	163,447
Marcus Theatres	1	—	—	1	57,500	—	—	57,500
Metcalfe's Market	—	1	—	1	—	67,365	—	67,365
Michaels	6	1	—	7	132,595	23,645	—	156,240
Movie Tavern by Marcus	1	—	—	1	40,585	—	—	40,585
Nickels and Dimes, Inc.:
Tilt	1	—	—	1	22,484	—	—	22,484
Tilt Studio	5	—	—	5	347,046	—	—	347,046
Nickels and Dimes, Inc. Subtotal	6	—	—	6	369,530	—	—	369,530
Nike Factory Store	1	—	—	1	22,479	—	—	22,479
Nordstrom	—	—	2	2	—	—	385,000	385,000
Nordstrom Rack	3	—	—	3	80,131	—	—	80,131
O2 Fitness	1	—	—	1	27,048	—	—	27,048
Office Depot	1	—	—	1	23,425	—	—	23,425
OfficeMax	—	1	—	1	—	24,606	—	24,606
Old Navy	1	—	—	1	20,257	—	—	20,257
Ollie's Bargain Outlet	1	—	—	1	28,446	—	—	28,446
One Life Fitness	—	1	—	1	—	49,241	—	49,241
Overstock Furniture and Mattress	1	—	—	1	59,360	—	—	59,360
PA Fitness	1	—	—	1	30,664	—	—	30,664
Party City	1	—	—	1	20,841	—	—	20,841
PetSmart	2	—	—	2	46,248	—	—	46,248
Planet Fitness	3	—	—	3	63,509	—	—	63,509
Publix	1	—	—	1	45,600	—	—	45,600
Reaching Out For Jesus Christian Center	1	—	—	1	43,632	—	—	43,632
Regal Cinemas	3	1	1	5	188,365	57,854	60,400	306,619
REI	1	—	—	1	24,427	—	—	24,427
Rooms To Go	—	1	—	1	—	45,000	—	45,000
Ross Dress for Less	8	2	—	10	215,747	70,981	—	286,728
Round1 Bowling & Amusement	1	—	—	1	50,000	—	—	50,000
Saks Fifth Avenue OFF 5TH	1	—	—	1	24,807	—	—	24,807
Scheel's	1	—	1	2	141,840	—	81,296	223,136
Schuler Books & Music	1	—	—	1	24,116	—	—	24,116
ShopRite	1	—	—	1	87,381	—	—	87,381
Sleep Inn & Suites	—	—	1	1	—	—	123,506	123,506
Southwest Theaters	1	—	—	1	29,830	—	—	29,830
Spare Time Entertainment	—	1	—	1	—	21,200	—	21,200
Sports Center	1	—	—	1	60,000	—	—	60,000
Sportsman's Warehouse	—	1	—	1	—	48,171	—	48,171
Stars and Strikes	1	—	—	1	52,727	—	—	52,727
Target	—	8	—	8	—	948,730	—	948,730
The TJX Companies, Inc.:
HomeGoods	4	1	—	5	97,277	26,355	—	123,632
Marshalls	8	—	—	8	229,182	—	—	229,182
T.J. Maxx	4	1	—	5	109,031	28,081	—	137,112
The TJX Companies, Inc. Subtotal	16	2	—	18	435,490	54,436	—	489,926
Total Wine and More	—	1	—	1	—	28,350	—	28,350
TruFit	1	1	—	2	45,179	43,145	—	88,324
Truist	—	—	1	1	—	—	60,000	60,000
Truliant Federal Credit Union	—	1	—	1	—	150,447	—	150,447
Tuesday Morning	1	—	—	1	32,586	—	—	32,586
Urban Air Adventure Park	1	1	—	2	33,860	30,404	—	64,264
Urban Planet	1	—	—	1	30,463	—	—	30,463
Vertical Trampoline Park	1	—	—	1	24,972	—	—	24,972
Von Maur	—	2	—	2	—	232,377	—	232,377
Wave Fashion	1	—	—	1	27,978	—	—	27,978
WhirlyBall	1	—	—	1	27,094	—	—	27,094
Whole Foods	1	—	1	2	26,841	—	34,320	61,161

	Number of Stores				Gross Leasable Area
		Anchor Owned				Anchor Owned
Anchor/Junior Anchor	Leased (Owned by CBL)	Owned by Others	Ground Leased (Owned by CBL)	Total	Leased (Owned by CBL)	Owned by Others	Ground Leased (Owned by CBL)	Total Gross Leased Area

Vacant Anchor/Junior Anchor:
Vacant - former AMC Theaters (Carmike Cinema)	1	—	—	1	31,119	—	—	31,119
Vacant - former Ashley HomeStore	1	—	—	1	20,487	—	—	20,487
Vacant - former Bealls	4	—	—	4	151,209	—	—	151,209
Vacant - former Bed Bath & Beyond	1	—	—	1	28,000	—	—	28,000
Vacant - former Bergner's	1	—	—	1	131,616	—	—	131,616
Vacant - former Boston Store	—	2	—	2	—	354,205	—	354,205
Vacant - former Burlington	1	—	—	1	63,013	—	—	63,013
Vacant - former Christmas Tree Shops	1	—	—	1	33,992	—	—	33,992
Vacant - former Dillard's	2	1	—	3	116,376	99,828	—	216,204
Vacant - former Forever 21 (1)	—	1	—	1	—	57,500	—	57,500
Vacant - former Gordman's	1	—	—	1	47,943	—	—	47,943
Vacant - former JC Penney	—	1	—	1	—	158,771	—	158,771
Vacant - former Macy's	4	2	—	6	361,246	242,530	—	603,776
Vacant - former Overstock Furniture and Mattress	2	—	—	2	119,775	—	—	119,775
Vacant - former Restoration Hardware Outlet	1	—	—	1	24,558	—	—	24,558
Vacant - former Sears	5	11	3	19	551,078	1,436,277	476,059	2,463,414
Vacant - former Younkers	1	—	—	1	93,597	—	—	93,597

Current Developments:
Crunch Fitness (2)(3)	2	—	—	2	60,135	—	—	60,135
Future grocer (4)	—	1	—	1	—	161,358	—	161,358
Murdoch's Farm & Ranch	—	1	—	1	—	60,241	—	60,241
Novant Health (5)	—	1	—	1	—	174,643	—	174,643
Schuler Books & Music (6)	1	—	—	1	30,432	—	—	30,432

Total Anchors/Junior Anchors	272	146	29	447	13,340,963	16,746,334	3,810,969	33,898,266

(1)
The upper floor of Belk for Men at Hamilton Place was formerly leased by Belk to Forever 21 and is now vacant.
(2)
The former Bed Bath & Beyond at Coastal Grand Mall is being leased to Crunch Fitness, which is expected to open in 2024.
(3)
A portion of the former Sears at Hamilton Place is being leased to Crunch Fitness, which is expected to open in 2024.
(4)
The former Sears at Harford Mall was sold and is under construction for a future grocer (owned by others).
(5)
The former Sears space at Hanes Mall will be redeveloped for future office and retail space (owned by others).
(6)
The former Bed Bath & Beyond at Meridian Mall is being leased to Schuler Books & Music, which is expected to open in 2024.

Mortgage Loans Outstanding at December 31, 2023 (in thousands):

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/23 (1)	2024 Annual Debt Service (1)(2)	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity (1)(2)	Footnote
Consolidated Debt
Malls:
Arbor Place	100%	5.10%	$93,452	$7,942	May-26	—	$85,754
Cross Creek Mall	100%	8.19%	92,363	12,000	Jun-25	—	85,315
Fayette Mall	100%	4.25%	119,303	4,922	May-24	May-26	116,470	(3)
Hamilton Place	90%	4.36%	91,649	6,400	Jun-26	—	85,535
Jefferson Mall	100%	4.75%	53,526	4,456	Jun-26	—	48,722
Northwoods Mall	100%	5.08%	54,086	4,743	Apr-26	—	49,421
Parkdale Mall & Crossing	100%	5.85%	58,216	7,241	Mar-26	—	49,380
Southpark Mall	100%	4.85%	51,719	4,240	Jun-26	—	47,368
Volusia Mall	100%	4.56%	36,613	2,249	May-26	—	35,190
			650,927	54,193			603,155
Outlet Centers:
The Outlet Shoppes at Gettysburg	50%	4.80%	20,646	1,323	Oct-25	—	20,044
The Outlet Shoppes at Laredo	65%	8.84%	33,780	4,001	Jun-25	—	31,980
			54,426	5,324			52,024

Open-Air Centers, Outparcels and Other:
Brookfield Square Anchor Redevelopment	100%	8.24%	15,339	1,299	Dec-24	—	15,339	(4)(5)
Hamilton Place open-air centers loan	90% - 92%	5.85%	65,000	3,803	Jun-32	—	58,208
Open-air centers and outparcels loan	100%	8.20%	358,360	31,939	Jun-27	Jun-29	358,360	(6)
			438,699	37,041			431,907
Corporate Debt:
Secured term loan	100%	8.21%	799,914	85,530	Nov-25	Nov-26/Nov-27	749,621

Total Consolidated Debt			$1,943,966	$182,088			$1,836,707

Unconsolidated Debt
Malls:
Coastal Grand Mall	50%	4.09%	$97,014	$4,383	Aug-24	—	$95,249
CoolSprings Galleria	50%	4.84%	140,276	9,803	May-28	—	125,774
Oak Park Mall	50%	3.97%	257,098	15,755	Oct-25	—	247,061
West County Center	50%	3.40%	152,383	9,441	Dec-24	Dec-26	148,136
			646,771	39,382			616,220
Outlet Centers:
The Outlet Shoppes at Atlanta	50%	7.85%	79,330	6,331	Oct-33	—	79,330
The Outlet Shoppes at El Paso	50%	5.10%	68,743	4,888	Oct-28	—	61,342
The Outlet Shoppes of the Bluegrass	65%	4.05%	63,098	4,299	Dec-24	—	61,316
			211,171	15,518			201,988

Lifestyle Centers:
Friendly Center	50%	6.44%	146,747	11,577	May-28	—	137,038

Open-Air Centers, Outparcels and Other:
Ambassador Town Center	65%	4.35%	41,047	2,809	Jun-29	—	34,953
Ambassador Town Center Infrastructure Improvements	65%	3.00%	5,749	1,485	Mar-25	—	2,859	(4)
Coastal Grand Mall - Dick's Sporting Goods	50%	5.05%	6,749	424	Nov-24	—	6,652
Coastal Grand Mall Outparcel	50%	4.09%	4,681	212	Aug-24	—	4,596
Fremaux Town Center	65%	3.70%	57,954	4,480	Jun-26	—	52,130
Friendly Center Medical Office	25%	6.11%	83	5	Jun-30	—	83	(4)
Hamilton Place Aloft Hotel	50%	7.90%	16,170	1,401	Nov-24	—	15,871
Hammock Landing - Phase I	50%	8.09%	35,337	4,525	Feb-25	Feb-26	33,215	(7)
Hammock Landing - Phase II	50%	8.09%	11,106	1,222	Feb-25	Feb-26	10,686	(7)
Northgate Mall Developments	50%	8.25%	4,787	372	Nov-25	—	4,787
The Pavilion at Port Orange	50%	8.09%	47,148	6,387	Feb-25	Feb-26	44,048	(7)
The Shoppes at Eagle Point	50%	5.40%	39,117	2,695	May-32	—	32,998

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/23 (1)	2024 Annual Debt Service (1)(2)	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity (1)(2)	Footnote
York Town Center	50%	4.75%	29,809	2,190	Mar-25	—	28,900
			299,737	28,207			271,778

Excluded Malls:
Alamance Crossing	100%	5.83%	41,122	—	Jul-21	—	41,122	(8)
WestGate Mall	100%	4.99%	28,661	—	Jul-22	—	28,661	(8)
			69,783	—			69,783

Total Unconsolidated Debt			$1,374,209	$94,684			$1,296,807
Total Consolidated and Unconsolidated Debt			$3,318,175	$276,772			$3,133,514
Company's Pro-Rata Share of Total Debt			$2,656,348	$228,363				(9)

(1)
The amount listed includes 100% of the loan or payment amount even though the Operating Partnership may have less than a 100% ownership interest in the property.
(2)
Amounts are based on interest rates in effect at December 31, 2023 and do not reflect any future principal paydowns in excess of scheduled principal amortization.
(3)
The loan has two one-year extension options for a fully extended maturity date of May 1, 2026.
(4)
The Operating Partnership guarantees 100% of the loan.
(5)
Subsequent to December 31, 2023, the loan was paid off.
(6)
The interest rate is a fixed 6.95% for half of the outstanding loan balance, with the other half of the loan bearing a variable interest rate based on the 30-day SOFR plus 4.10%. The Operating Partnership has an interest rate swap on a notional amount of $32,000 related to the variable portion of the loan to effectively fix the interest rate at 7.3975%.
(7)
The Operating Partnership guarantees 50% of the loan.
(8)
We are in discussions with the lender regarding foreclosure actions.
(9)
Represents the Company's pro rata share of debt, including our share of unconsolidated affiliates' debt and excluding noncontrolling interests' share of consolidated debt on shopping center properties.

The following is a reconciliation of consolidated debt to our pro rata share of total debt, including debt discounts and unamortized deferred financing costs (in thousands):

Total consolidated debt	$1,943,966
Noncontrolling interests' share of consolidated debt	(36,844)
Company's share of unconsolidated debt	679,443
Other debt (1)	69,783
Unamortized deferred financing costs	(16,169)
Unamortized debt discounts	(38,236)
Company's pro rata share of total debt	$2,601,943
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

Holders

There were approximately 543 shareholders of record for our common stock as of February 26, 2024. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.

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

Issuer Purchases of Equity Securities

The table below presents information with respect to repurchases of common stock made by us during the three months ended December 31, 2023. Subsequent to December 31, 2023, we repurchased common stock as part of our share repurchase program. See Note 20 for additional information.

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 1–31, 2023	10,304		$21.09		10,304	$23,893,054
November 1–30, 2023	—		—		—	23,893,054
December 1–31, 2023	56,882	(2)	23.97	(3)	—	23,893,054
Total	67,186				10,304
(1)
In August 2023, our board of directors authorized the repurchase of up to $25.0 million of our outstanding common stock beginning on August 10, 2023. This share repurchase program has an expiration date of August 10, 2024.
(2)
Represents shares surrendered to us by employees to satisfy federal and state income tax requirements related to vesting of shares of restricted stock.
(3)
Represents the market value per share of the common stock on the vesting date, which was used to determine the number of shares required to be surrendered to satisfy income tax withholding requirements

Performance Graph

The graph that follows compares the cumulative total stockholder return on the Company’s common stock with the cumulative total return on the Russell 3000 Index and the FTSE NAREIT All Equity REITs Index. The results are based on an assumed $100 invested on November 2, 2021 (the first day of trading on the NYSE following the Company’s emergence from Chapter 11 reorganization and the NYSE listing), at the market close, through December 31, 2023, with all dividends reinvested. Share price performance presented below is not necessarily indicative of future results.

Total Return Performance
140
120
100
80
60
Index Value
CBL & Associates Properties, Inc.
Russell 3000 Index
FTSE NAREIT All Equity REITs Index
11/02/21
12/31/21
12/31/22
12/31/23

	Period Ending
Index	11/02/21	12/31/21	12/31/22	12/31/23
CBL & Associates Properties, Inc.	$100.00	$104.00	$85.32	$96.38
Russell 3000 Index	100.00	101.61	82.09	103.40
FTSE NAREIT All Equity REITs Index	100.00	107.05	80.34	89.47
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

This section of this annual report on Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2022 for a similar discussion and for the financial information for the Successor period from November 1, 2021 through December 31, 2021 and the Predecessor period from January 1, 2021 through October 31, 2021.

Fresh Start Accounting

Upon emergence from bankruptcy, we qualified for and adopted fresh start accounting in accordance with Accounting Standards Codification 852, which resulted in our becoming a new entity for financial reporting purposes. As a result, our financial results for the years ended December 31, 2023 and 2022 and the period from November 1, 2021 through December 31, 2021 are referred to as those of the "Successor." Our financial results for the period from January 1, 2021 through October 31, 2021 are referred to as those of the “Predecessor." Our results of operations as reported in our consolidated financial statements for these periods are prepared in accordance with GAAP. See Note 19 for additional information.

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

We conduct substantially all our business through the Operating Partnership. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a VIE. See Item 2 for a description of our properties owned and under development as of December 31, 2023.

The following summarizes our net income (loss) and net income (loss) attributable to common shareholders (in thousands):

	Successor
	Year Ended December 31,
	2023	2022
Net income (loss)	$3,204	$(99,515)
Net income (loss) attributable to common shareholders	$5,433	$(96,019)

Significant items that affected comparability between the years include:

•
Items decreasing net income for the year ended December 31, 2023 compared to the prior-year period include:
o
Rental revenues were $28.3 million lower;
o
Equity in earnings was $7.9 million lower;
o
Gain on extinguishment of debt was $4.1 million lower.
•
Items increasing net income for the year ended December 31, 2023 compared to the prior-year period include:
o
Depreciation and amortization was $65.8 million lower;
o
Interest expense was $44.4 million lower;
o
Gain on deconsolidation was $11.6 higher;
o
Interest and other income was $8.3 million higher;
o
General and administrative expense was $3.1 million lower.

Our focus is on continuing to execute our strategy to improve occupancy, drive rent growth and transform the offerings available at our diverse portfolio of properties to include a targeted mix of retail, service, dining, entertainment and other non-retail uses, primarily through the re-tenanting of former anchor locations as well as diversification of in-line tenancy. This operational strategy is also supported by our balance sheet strategy. This strategy focuses on reducing overall debt, extending our debt maturity schedule and lowering our overall cost of borrowings to limit maturity risk, as well as improving net cash flow and enhancing enterprise value. While the industry and our Company continue to face challenges, some of which may not be in our control, we believe that the strategies in place to improve occupancy, diversify our tenant mix and redevelop our properties will contribute to stabilization of our portfolio and revenues in future years.

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

Results of Operations

Properties that were in operation for the entire year during both 2023 and 2022 are referred to as the “2023 Comparable Properties.” The tables below summarize deconsolidations and dispositions of properties that impact the results of operations of the Successor and Predecessor periods.

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

Comparison of the Results of Operations for the Successor Years Ended December 31, 2023 and 2022

Revenues

(in thousands)

	Successor
	Year Ended December 31,			Comparable Properties
	2023	2022	Change	Core	Non-core	Deconsolidation	Dispositions
Rental revenues	$513,957	$542,247	$(28,290)	$(18,807)	$66	$(9,182)	$(367)
Management, development and leasing fees	7,917	7,158	759	759	—	—	—
Other	13,412	13,606	(194)	84	—	(273)	(5)
Total revenues	$535,286	$563,011	$(27,725)	$(17,964)	$66	$(9,455)	$(372)

Rental revenues from the Comparable Properties were lower primarily due to lower percentage rents and an unfavorable variance in the estimate for uncollectable revenues as compared to the prior year due to recoveries recognized in the prior year.

Operating Expenses

(in thousands)

	Successor
	Year Ended December 31,			Comparable Properties
	2023	2022	Change	Core	Non-core	Deconsolidation	Dispositions
Property operating	$(90,996)	$(92,126)	$1,130	$(740)	$(42)	$1,789	$123
Real estate taxes	(54,807)	(57,119)	2,312	1,519	(133)	903	23
Maintenance and repairs	(41,336)	(42,485)	1,149	410	(30)	767	2
Property operating expenses	(187,139)	(191,730)	4,591	1,189	(205)	3,459	148
Depreciation and amortization	(190,505)	(256,310)	65,805	62,622	(250)	3,446	(13)
General and administrative	(64,066)	(67,215)	3,149	3,149	—	—	—
Loss on impairment	—	(252)	252	—	—	—	252
Litigation settlement	2,310	304	2,006	2,006	—	—	—
Other	(221)	(834)	613	613	—	—	—
Total operating expenses	$(439,621)	$(516,037)	$76,416	$69,579	$(455)	$6,905	$387

Total property operating expenses at the Comparable Properties decreased primarily due to lower real estate taxes, as well as lower utility, janitorial and security costs. The decrease was partially offset by the completion of previously delayed maintenance projects and the timing of certain third-party contracts.

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

Litigation settlement expense decreased during the year ended December 31, 2023 as compared to the prior-year period. The decrease results from a revision to the estimate of amounts to be paid out under the terms of the class action settlement agreement that was executed in 2019.

Other Income and Expenses

Interest and other income increased $8.3 million during the year ended December 31, 2023 as compared to the prior-year period primarily due to holding U.S. Treasury securities that carry higher interest rates in the current-year period.

Interest expense decreased $44.4 million during the year ended December 31, 2023 as compared to the prior-year period. The decrease was primarily due to $87.0 million less accretion of property-level debt discounts as certain discounts became fully accreted since the prior-year period. The property-level debt discounts were recognized in conjunction with recording our property-level debt at fair value upon the adoption of fresh start accounting. Also, the decrease includes $17.3 million of interest expense in the prior-year period on the secured notes that were fully redeemed in 2022. The decrease in interest expense was partially offset by an increase of $38.4 million in the current period related to the open-air centers and outparcels loan that was entered into during the second quarter of 2022 and higher interest expense on the term loan due to increased variable rates. Additionally, default interest was $1.0 million during 2023, which represented an increase of $21.2 million as compared to the prior-year period due to a reversal in 2022 of previously recognized default interest expense when forbearance/waiver agreements were obtained.

For the year ended December 31, 2023, we recorded a $3.3 million gain on extinguishment of debt related to a reduction in the outstanding principal of the loan secured by The Outlet Shoppes at Laredo. For the year ended December 31, 2022, we recorded a $7.3 million gain on extinguishment of debt related to a reduction in the outstanding principal of the loan secured by The Outlet Shoppes at Gettysburg.

For the year ended December 31, 2023, we recorded a $47.9 million gain on deconsolidation related to Alamance Crossing East and WestGate Mall. These properties were deconsolidated due to a loss of control when they were placed into receivership in connection with the foreclosure process. For the year ended December 31, 2022, we recorded a $36.3 million gain on deconsolidation related to Greenbrier Mall that was deconsolidated due to a loss of control when the mall was placed into receivership in connection with the foreclosure process.

Equity in earnings of unconsolidated affiliates decreased $7.9 million for the year ended December 31, 2023 as compared to the prior-year period. The decrease primarily relates to an increase in contributions made by us during the current-year period and a decline in distributions as compared to the prior-year period attributable to certain investments in unconsolidated affiliates in which our investment is below zero.

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

Since NOI includes only those revenues and expenses related to the operations of our shopping center properties, we believe that same-center NOI provides a measure that reflects trends in occupancy rates, rental rates, sales at our properties and operating costs and the impact of those trends on our results of operations. Our calculation of same-center NOI excludes lease termination income, straight-line rent adjustments, and amortization of above- and below-market lease intangibles in order to enhance the comparability of results from one period to another.

We include a property in our same-center pool when we have owned all or a portion of the property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year ended December 31, 2022 and the current year ended December 31, 2023. New properties are excluded from same-center NOI, until they meet these criteria. Properties excluded from the same-center pool, which would otherwise meet these criteria, are properties where we intend to renegotiate the terms of the debt secured by the related property or return the property to the lender. Alamance Crossing East and WestGate Mall were classified as Excluded Properties as of December 31, 2023.

Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss). A reconciliation of our same-center NOI to net income (loss) for the years ended December 31, 2023 and 2022 is as follows (in thousands):

	Successor
	Year Ended December 31,
	2023	2022
Net income (loss)	$3,204	$(99,515)
Adjustments: (1)
Depreciation and amortization, including our share of unconsolidated affiliates and net of noncontrolling interests' share	205,471	273,625
Interest expense, including our share of unconsolidated affiliates and net of noncontrolling interests' share	238,616	297,713
Abandoned projects expense	39	834
Gain on sales of real estate assets, net of taxes and noncontrolling interests' share	(4,839)	(5,345)
Gain on sales of real estate assets of unconsolidated affiliates	(768)	(1,036)
Adjustment for unconsolidated affiliates with negative investment	(7,242)	(37,645)
Gain on extinguishment of debt	(3,270)	(7,344)
Gain on deconsolidation	(47,879)	(36,250)
Loss on available-for-sale securities	—	39
Loss on impairment	—	252
Litigation settlement	(2,310)	(304)
Reorganization items, net	—	(298)
Income tax provision	894	3,079
Lease termination fees	(3,504)	(5,115)
Straight-line rent and above- and below-market lease amortization	13,896	8,233
Net loss attributable to noncontrolling interests in other consolidated subsidiaries	3,344	5,999
General and administrative expenses	64,066	67,215
Management fees and non-property level revenues	(19,087)	(4,433)
Operating Partnership's share of property NOI	440,631	459,704
Non-comparable NOI	(2,119)	(14,328)
Total same-center NOI	$438,512	$445,376

(1) Adjustments are based on our Operating Partnership's pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.

Same-center NOI decreased 1.5% for the Successor year ended December 31, 2023 as compared to the prior-year period. The $6.9 million decrease for the year ended December 31, 2023 compared to the prior-year period primarily consisted of a $9.9 million decrease in revenues offset by a $3.0 million decrease in operating expenses. Rental revenues were $9.6 million lower primarily due to decreased percentage rents and an unfavorable variance in the estimate for uncollectable revenues in the current-year period as compared to the prior-year period. Property operating expenses decreased primarily due to lower real estate taxes, as well as lower utility, janitorial and security costs. The decrease was partially offset by the completion of previously delayed maintenance projects and the timing of certain third-party contracts.

Operational Review

The shopping center business is, to some extent, seasonal in nature with tenants typically achieving the highest levels of sales during the fourth quarter due to the holiday season, which generally results in higher percentage rents in the fourth quarter. Additionally, the Malls earn a large portion of their rents from short-term tenants during the holiday period. Thus, occupancy levels and revenue production are generally the highest in the fourth quarter of each year. Results of operations realized in any one quarter may not be indicative of the results likely to be experienced over the course of the fiscal year.

We derive the majority of our revenues from the Malls. The sources of our revenues by property type were as follows:

	Successor
	Year Ended December 31,
	2023	2022
Malls, lifestyle centers and outlet centers	85.6%	86.1%
All Other Properties	14.4%	13.9%

Inline and Adjacent Freestanding Store Sales

Inline and adjacent freestanding store sales include reporting mall, lifestyle center and outlet center tenants of 10,000 square feet or less for the Malls and exclude license agreements, which are retail leases that are temporary or short-term in nature and generally last more than three months but less than twelve months. The following is a comparison of our same-center sales per square foot for mall, lifestyle center and outlet center tenants of 10,000 square feet or less (Excluded Properties are not included in sales metrics):

	Sales Per Square Foot for the Trailing Twelve Months Ended December 31,
	2023	2022	% Change
Malls, lifestyle centers and outlet centers same-center sales per square foot	$416	$435	(4.4)%

In-Line Store Occupancy

Our portfolio in-line store occupancy is summarized in the below table (Excluded Properties are not included in occupancy metrics). Occupancy for the Malls represents percentage of in-line gross leasable area under 20,000 square feet occupied. Occupancy for open-air centers represents percentage of gross leasable area occupied.

	As of December 31,
	2023	2022
Total portfolio	90.9%	91.0%
Malls, lifestyle centers and outlet centers:
Total malls	89.3%	89.1%
Total lifestyle centers	91.5%	92.7%
Total outlet centers	91.9%	90.8%
Total same-center malls, lifestyle centers and outlet centers	89.8%	89.6%
All Other Properties:
Total open-air centers	95.6%	95.3%
Total other	78.2%	93.0%

Leasing

The following is a summary of the total square feet of leases signed in the year ended December 31, 2023 as compared to the prior year:

	Year Ended December 31,
	2023	2022
Operating portfolio:
New leases	1,485,375	1,257,659
Renewal leases	2,865,969	2,855,587
Development portfolio:
New leases	25,151	15,703
Total leased	4,376,495	4,128,949

Average annual base rents per square foot are computed based on contractual rents in effect as of December 31, 2023 and 2022, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type (1):

	Year Ended December 31,
	2023	2022
Total portfolio (1)	$25.56	$25.14
Malls, lifestyle centers and outlet centers:
Total same-center malls, lifestyle centers and outlet centers	30.19	29.58
Total malls	30.40	30.01
Total lifestyle centers	30.53	29.30
Total outlet centers	28.36	26.68
All Other Properties:
Total open-air centers	15.37	15.21
Total other	20.37	19.22
(1)
Excluded Properties are not included in base rent. Average base rents for open-air centers and other include all leased space, regardless of size.

Results from new and renewal leasing of comparable in-line space of less than 10,000 square feet during the year ended December 31, 2023 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (1)	% Change Average
All Property Types (2)	2,713,874	$37.36	$36.92	(1.2)%	$37.37	0.0%
Malls, lifestyle centers and outlet centers	2,511,082	38.59	37.76	(2.2)%	38.19	(1.0)%
New leases	157,325	34.17	41.01	20.0%	43.11	26.2%
Renewal leases	2,353,757	38.89	37.54	(3.5)%	37.86	(2.6)%

(1)
Average gross rent does not incorporate allowable future increases for recoverable common area expenses.
(2)
Includes malls, lifestyle centers, outlet centers, open-air centers and other.

New and renewal leasing activity of comparable in-line space of less than 10,000 square feet for the year ended December 31, 2023, based on commencement date inclusive of the impact of any rent concessions, are as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2023:
New	68	197,719	6.56	$39.21	$41.32	$32.74	$6.47	19.8%	$8.58	26.2%
Renewal	632	2,030,791	2.68	36.65	37.04	37.22	(0.57)	(1.5)%	(0.18)	(0.5)%
Commencement 2023 Total	700	2,228,510	3.06	36.88	37.42	36.82	0.06	0.2%	0.60	1.6%

Commencement 2024:
New	17	64,786	6.90	30.42	31.82	23.48	6.94	29.6%	8.34	35.5%
Renewal	260	862,866	2.70	34.91	35.16	36.59	(1.68)	(4.6)%	(1.43)	(3.9)%
Commencement 2024 Total	277	927,652	2.96	34.60	34.92	35.67	(1.07)	(3.0)%	(0.75)	(2.1)%

Total 2023/2024	977	3,156,162	3.03	$36.21	$36.69	$36.49	$(0.28)	(0.8)%	$0.20	0.5%

Liquidity and Capital Resources

As of December 31, 2023, we had $296.3 million available in unrestricted cash and U.S. Treasury securities. Our total pro rata share of debt, excluding unamortized deferred financing costs and debt discounts, at December 31, 2023 was $2,656.3 million. We had $50.2 million in restricted cash at December 31, 2023 related to cash held in escrow accounts for insurance, real estate taxes, capital expenditures and tenant allowances as required by the terms of certain mortgage notes payable, as well as amounts related to cash management agreements with lenders of certain property-level mortgage indebtedness, which are designated for debt service and operating expense obligations. We also had restricted cash of $38.7 million related to the properties that secure the corporate term loan and the open-air centers and outparcels loan of which we may receive a portion via distributions semiannually and quarterly in accordance with the provisions of the term loan and the open-air centers and outparcels loan, respectively.

During the year ended December 31, 2023, we continued to reinvest the cash from maturing U.S. Treasury securities into new U.S. Treasury securities. We designated our U.S. Treasury securities as available-for-sale. As of December 31, 2023, our U.S. Treasury securities have maturities through July 2024. Subsequent to December 31, 2023, we redeemed U.S. Treasury securities. See Note 20 for additional information.

During the year ended December 31, 2023, we extended the maturity dates on five loans, which had a combined outstanding balance of $339.8 million at our share as of December 31, 2023. In April 2023, the Company and its joint venture partner entered into a new $148.0 million loan secured by Friendly Center and The Shops at Friendly Center and the $7.2 million loan secured by The Outlet Shoppes of the Bluegrass - Phase II was paid off. In October 2023, the loans secured by The Outlet Shoppes at Atlanta were paid off using proceeds from a new $79.3 million, ten-year, 7.85% fixed interest rate, non-recourse loan. In October 2023, the Company and its joint venture partner modified the loan secured by The Outlet Shoppes at Laredo. The principal balance was reduced to $34.0 million, the interest rate remains unchanged at SOFR plus 325 basis points and the maturity date was extended to June 2025. In November 2023, the limited guaranty provided by the Operating Partnership on the secured term loan was eliminated pursuant to the terms of the loan agreement. See Note 7 and Note 8 for additional information. Subsequent to December 31, 2023, the loan secured by Brookfield Square Anchor Redevelopment was paid off. See Note 20 for additional information.

In May 2023, the Operating Partnership entered into an interest rate swap with a notional amount of $32.0 million to fix the interest rate at 7.3975% on $32.0 million of the variable rate portion of the open-air centers and outparcels loan. The swap has a maturity date of June 7, 2027. We designated the swap as a cash flow hedge on our variable rate debt. See Note 8 for more information.

In February 2023, we deconsolidated Alamance Crossing East as a result of losing control when the property was placed in receivership. The loan secured by Alamance Crossing East had an outstanding balance of $41.1 million as of December 31, 2023. In September 2023, we deconsolidated WestGate Mall as a result of losing control when the property was placed in receivership. The loan secured by WestGate Mall had an outstanding balance of $28.7 million as of December 31, 2023.

We paid common stock dividends of $0.375 per share in all four quarters of 2023. Additionally, our board of directors declared a special dividend of $2.20 per share of common stock, which was paid in cash on January 18, 2023, to stockholders of record as of the close of business on December 12, 2022. The special dividend was made to ensure that we met the minimum requirement for 2022 to maintain our status as a REIT. Subsequent to December 31, 2023, our board of directors declared a $0.40 per share regular quarterly dividend for the first quarter of 2024. See Note 20.

During the year ended December 31, 2023, we sold eight land parcels which generated approximately $9.6 million in gross proceeds at our share.

We extended, refinanced or retired all loans that were set to mature during 2023. Our total share of consolidated, unconsolidated and other outstanding debt, excluding debt discounts and deferred financing costs, that matured prior to 2023, which remains outstanding at December 31, 2023, is $69.8 million, consisting of two property loans that are in receivership.

Unconsolidated Affiliates

We have ownership interests in 26 unconsolidated affiliates as of December 31, 2023. See Note 7 to the consolidated financial statements for more information. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the accompanying consolidated balance sheets as investments in unconsolidated affiliates.

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

See Note 14 to the consolidated financial statements for information related to our guarantees of unconsolidated affiliates' debt as of December 31, 2023 and 2022.

Material Cash Requirements

The following table summarizes our material cash requirements as of December 31, 2023 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt:
Consolidated debt service (1)	$2,247,917	$312,596	$1,480,343	$380,764	$74,214
Noncontrolling interests' share in other consolidated subsidiaries	(42,794)	(3,026)	(32,668)	(783)	(6,317)
Other debt (2)	69,783	69,783	—	—	—
Our share of unconsolidated affiliates debt service (3)	791,843	224,933	273,701	193,557	99,652
Our share of total debt service obligations	3,066,749	604,286	1,721,376	573,538	167,549

Operating leases: (4)
Ground leases on properties	15,721	364	741	750	13,866

Purchase obligations: (5)
Construction contracts on consolidated properties	726	726	—	—	—
Our share of construction contracts on unconsolidated properties	1,895	1,895	—	—	—
Our share of total purchase obligations	2,621	2,621	—	—	—

Other contractual obligations: (6)	82,668	33,067	49,601	—	—

Total material cash requirements	$3,167,759	$640,338	$1,771,718	$574,288	$181,415
(1)
Represents principal and interest payments due under the terms of mortgage and other indebtedness, net, and includes $905,882 of variable-rate debt service related to the secured term loan, $246,858 of variable-rate debt service related to the open-air centers and outparcels loan and $53,254 of variable-rate debt service on two operating properties. The future interest payments on variable-rate loans are projected based on the interest rates that were in effect at December 31, 2023. See Note 8 to the consolidated financial statements for additional information regarding the terms of long-term debt.
(2)
Represents the outstanding loan balances for Alamance Crossing East and WestGate Mall which were deconsolidated due to a loss of control when the properties were placed into receivership in connection with the foreclosure process.
(3)
Includes $125,107 of variable-rate debt service. Future contractual obligations have been projected using the same assumptions as used in (1) above.
(4)
Obligations where we own the buildings and improvements, but lease the underlying land under long-term ground leases. The maturities of these leases range from 2044 to 2089 and generally provide for renewal options.
(5)
Represents our share of the remaining balance to be incurred under construction contracts that had been entered into as of December 31, 2023, but were not complete. The contracts are primarily for redevelopment of our properties.
(6)
Represents agreements for maintenance, security, and janitorial services at our properties that expire in June 2026.

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

Cash Flows - Operating, Investing and Financing Activities

There was $123.1 million of cash, cash equivalents and restricted cash as of December 31, 2023, a decrease of $18.9 million from December 31, 2022. Of this amount, $34.2 million was unrestricted cash as of December 31, 2023. Also, at December 31, 2023, we had $262.1 million in U.S. Treasuries with maturities through July 2024. Our net cash flows are summarized as follows (in thousands):

	Successor
	Year Ended December 31,
	2023	2022
Net cash provided by operating activities	$183,516	$208,234
Net cash provided by (used in) investing activities	1,701	(156,685)
Net cash used in financing activities	(204,090)	(145,798)
Net cash flows	$(18,873)	$(94,249)

Cash Provided by Operating Activities

Cash provided by operating activities decreased primarily due to lower percentage rents and higher interest expense resulting from rising variable interest rates.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities increased primarily due to more net redemptions of U.S. Treasury securities during the current-year period as compared to the prior-year period. The increase was partially offset by a decrease in distributions from unconsolidated affiliates.

Cash Used in Financing Activities

Cash used in financing activities increased primarily due to the payment of a first, second, third and fourth quarter 2023 common stock dividend and the special dividend that was declared during the fourth quarter of 2022. There were no dividends paid during the first quarter of 2022. Also, the increase was attributable to a reduction in net proceeds from new loans during the current-year period as compared to the prior-year period. The increase was partially offset by a reduction in principal payments during the current-year period as compared to the prior-year period.

Debt

CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries, that it has a direct or indirect ownership interest in, is the borrower on all our debt, substantially all of which is secured by real estate assets.

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties. Prior to consideration of unamortized deferred financing costs or debt discounts, of our $2,656.3 million in outstanding debt at December 31, 2023, $2,588.3 million constituted non-recourse debt obligations and $68.0 million constituted recourse debt obligations. We believe the tables below provide investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

December 31, 2023:	Consolidated	Noncontrolling Interests	Other Debt (1)	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (2)
Fixed-rate debt:
Non-recourse loans on operating properties	$736,573	$(25,021)	$69,783	$616,337	$1,397,672	5.05%
Open-air centers and outparcels loan	179,180	—	—	—	179,180	6.95%	(3)
Recourse loans on operating properties	—	—	—	5,832	5,832	3.04%
Total fixed-rate debt	915,753	(25,021)	69,783	622,169	1,582,684	5.26%
Variable-rate debt:
Non-recourse loans on operating properties	33,780	(11,823)	—	10,478	32,435	8.56%
Recourse loans on operating properties	15,339	—	—	46,796	62,135	8.13%
Open-air centers and outparcels loan	179,180	—	—	—	179,180	9.44%	(3)
Secured term loan	799,914	—	—	—	799,914	8.21%
Total variable-rate debt	1,028,213	(11,823)	—	57,274	1,073,664	8.42%
Total fixed-rate and variable-rate debt	1,943,966	(36,844)	69,783	679,443	2,656,348	6.54%
Unamortized deferred financing costs	(13,221)	249	—	(3,197)	(16,169)
Debt discounts (4)	(41,942)	3,706	—	—	(38,236)
Total mortgage and other indebtedness, net	$1,888,803	$(32,889)	$69,783	$676,246	$2,601,943
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

December 31, 2022:	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties	$843,634	$(25,420)	$611,215	$1,429,429	4.57%
Open-air centers and outparcels loan	180,000	—	—	180,000	6.95%	(2)
Recourse loans on operating properties	—	—	10,427	10,427	3.67%
Total fixed-rate debt	1,023,634	(25,420)	621,642	1,619,856	4.83%
Variable-rate debt:
Non-recourse loans on operating properties	38,250	(13,387)	2,393	27,256	7.36%
Recourse loans on operating properties (3)	18,240	—	69,191	87,431	6.92%
Open-air centers and outparcels loan	180,000	—	—	180,000	8.22%	(2)
Secured term loan	829,452	—	—	829,452	6.87%
Total variable-rate debt	1,065,942	(13,387)	71,584	1,124,139	7.10%
Total fixed-rate and variable-rate debt	2,089,576	(38,807)	693,226	2,743,995	5.76%
Unamortized deferred financing costs	(17,101)	317	(2,142)	(18,926)
Debt discounts (4)	(72,289)	7,448	—	(64,841)
Total mortgage and other indebtedness, net	$2,000,186	$(31,042)	$691,084	$2,660,228
(1)
Weighted-average interest rate excludes amortization of deferred financing costs.
(2)
The interest rate is a fixed 6.95% for $180,000 of the $360,000 loan, with the other half of the loan bearing a variable interest rate based on the 30-day SOFR plus 4.10%.
(3)
Includes $67,386 that was reclassified from non-recourse loans on operating properties to conform to the current year presentation as a result of the Operating Partnership's guarantees of the related loans.
(4)
In conjunction with fresh start accounting, the Company estimated the fair value of its mortgage notes and recognized debt discounts upon emergence from bankruptcy on November 1, 2021. The debt discounts are accreted over the term of the respective debt using the effective interest method.

The following table presents our pro rata share of consolidated and unconsolidated debt as of December 31, 2023, excluding unamortized deferred financing costs and debt discounts, that is scheduled to mature in 2024 based on the original maturity date (in thousands):

	Balance
Consolidated Properties:
Fayette Mall	$119,303	(1)
Brookfield Square Anchor Redevelopment	15,339	(2)
	134,642
Unconsolidated Properties:
Coastal Grand Mall	48,507
Coastal Grand Mall Outparcel	2,341
Coastal Grand Mall - Dick's Sporting Goods	3,374
Hamilton Place Aloft Hotel	8,085
The Outlet Shoppes of the Bluegrass	41,014
West County Center	76,192	(3)
	179,513
Total 2024 maturities at our pro rata share	$314,155
(1)
The loan has two one-year extension options for a fully extended maturity date of May 2026.
(2)
Subsequent to December 31, 2023, the loan was paid off.
(3)
The loan has a two-year extension option for a fully extended maturity date of December 2026.

Additionally, we have two loans, with an aggregate principal balance of $69.8 million at our share as of December 31, 2023, secured by Alamance Crossing East and WestGate Mall that are past their maturity dates. Both properties have been placed into receivership in connection with the foreclosure process.

The weighted-average remaining term of our total share of consolidated and unconsolidated debt, excluding debt discounts and deferred financing costs, was 2.4 years at both December 31, 2023 and December 31, 2022. The weighted-average remaining term of our pro rata share of fixed-rate debt, excluding debt discounts and deferred financing costs, was 2.7 years and 2.3 years at December 31, 2023 and December 31, 2022, respectively.

As of December 31, 2023, our pro rata share of consolidated and unconsolidated variable-rate debt, excluding debt discounts and deferred financing costs, represented 40.4% of our total pro rata share of debt, excluding debt discounts and deferred financing costs. As of December 31, 2022, our pro rata share of consolidated and unconsolidated variable-rate debt, excluding debt discounts and deferred financing costs, represented 41.0% of our total pro rata share of debt, excluding debt discounts and deferred financing costs.

See Note 7 and Note 8 to the consolidated financial statements for additional information concerning the amount and terms of our outstanding indebtedness as of December 31, 2023.

Equity

We paid common stock dividends of $0.375 per share in each quarter of 2023. Additionally, our board of directors declared a special dividend of $2.20 per share of common stock, which was paid in cash on January 18, 2023, to stockholders of record as of the close of business on December 12, 2022. The decision to declare and pay dividends on any outstanding shares of our common stock, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors and will depend on our earnings, taxable income, FFO, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our then-current indebtedness, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, Delaware law and such other factors as our board of directors deems relevant. Any dividends payable will be determined by our board of directors based upon the circumstances at the time of declaration. For additional information, see discussion presented under the subheading “Dividends” in Note 9 of this report. Our actual results of operations will be affected by a number of factors, including the revenues received from our properties, our operating expenses, interest expense, capital expenditures and the ability of the anchors and tenants at our properties to meet their obligations for payment of rents and tenant reimbursements. Subsequent to December 31, 2023, our board of directors declared a $0.40 per share regular quarterly dividend for the first quarter of 2024. See Note 20.

In August 2023, our board of directors authorized the repurchase of up to $25.0 million of our outstanding common stock. See Part II, Item 5 for additional information regarding our repurchases of common stock during 2023.

On September 8, 2022, our board of directors adopted a short-term rights plan (the “Rights Plan”). Pursuant to the Rights Plan, the board of directors authorized a dividend of one share purchase right (a “Right”) for each outstanding share of our common stock. If a person or group of affiliated or associated persons acquired beneficial ownership of 10.0% or more of our outstanding common shares, subject to certain exceptions (including exceptions for existing holders who do not increase their holdings as provided in the Rights Plan), each Right would effectively entitle its holder (other than the acquiring person or group of affiliated or associated persons) to purchase additional common shares at a substantial discount to the public market price. In addition, under certain circumstances, we could exchange the Rights (other than Rights beneficially owned by the acquiring person or group of affiliated or associated persons), in whole or in part, for common shares on a one-for-one basis, or we could redeem the Rights for cash at a price of $0.001 per Right. On September 8, 2023, the Rights Plan expired pursuant to its terms.

Capital Expenditures

The following table, which excludes expenditures for developments and expansions, summarizes capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the years ended December 31, 2023 and 2022, (in thousands):

	Successor
	Year Ended December 31,
	2023	2022
Tenant allowances	$17,079	$19,885

Maintenance capital expenditures:
Parking area and parking area lighting	5,331	5,528
Roof replacements	3,319	1,048
Other capital expenditures	16,246	10,839
Total maintenance capital expenditures	24,896	17,415

Capitalized overhead	1,797	1,599

Capitalized interest	453	618

Total capital expenditures	$44,225	$39,517

Annual capital expenditures budgets are prepared for each of our properties that are intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, will provide the necessary funding for these expenditures.

Developments and Redevelopments

Developments Completed During the Year Ended December 31, 2023

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2023 Cost	Opening Date	Initial Unleveraged Yield
Mall Expansion:
Sunrise Mall - Bubba's 33	Brownsville, TX	100%	7,575	$1,049	$1,252	$1,052	Q3 '23	18.0%

Redevelopments:
Kirkwood Mall - Five Below	Bismarck, ND	100%	19,478	2,323	1,694	1,691	Q3 '23	16.3%
The Terrace - Nordstrom Rack (former Staples)	Chattanooga, TN	92%	24,155	2,513	1,841	219	Q2 '23	13.0%
York Town Center - Burlington (former Bed Bath & Beyond)	York, PA	50%	28,000	1,247	1,266	279	Q1 '23	18.5%
			71,633	6,083	4,801	2,189
Open-Air Center:
Fremaux Town Center - Marshall's	Slidell, LA	65%	22,132	2,356	2,688	2,625	Q4 '23	10.5%

Total Properties Completed			101,340	$9,488	$8,741	$5,866

(1)
Total Cost is presented net of reimbursements to be received.
(2)
Cost to Date does not reflect reimbursements until they are received.

Properties under Development at December 31, 2023

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2023 Cost	Expected Opening Date	Initial Unleveraged Yield
Outparcel Development:
Mayfaire Town Center - hotel development	Wilmington, NC	49%	83,021	$15,435	$3,197	$2,025	Summer '25	11.0%

Redevelopments:
Hamilton Place - Crunch Fitness	Chattanooga, TN	100%	36,640	2,648	1,855	1,837	Winter '24	23.3%

Total Properties Under Development			119,661	$18,083	$5,052	$3,862

(1)
Total Cost is presented net of reimbursements to be received.
(2)
Cost to Date does not reflect reimbursements until they are received.

We are continually pursuing new redevelopment opportunities and have projects in various stages of pre-development. Except for the projects presented above, we did not have any other material capital commitments as of December 31, 2023.

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

The reconciliation of net income (loss) attributable to common shareholders to FFO allocable to Operating Partnership common unitholders is as follows (in thousands):

	Successor
	Year Ended December 31,
	2023	2022
Net income (loss) attributable to common shareholders	$5,433	$(96,019)
Noncontrolling interest in income (loss) of Operating Partnership	2	(34)
Earnings allocable to unvested restricted stock	1,113	2,537
Depreciation and amortization expense of:
Consolidated properties	190,505	256,310
Unconsolidated affiliates	17,408	20,813
Non-real estate assets	(905)	(1,050)
Noncontrolling interests' share of depreciation and amortization in other consolidated subsidiaries	(2,442)	(3,498)
Loss on impairment, net of taxes	—	186
Gain on depreciable property	—	(629)
FFO allocable to Operating Partnership common unitholders	211,114	178,616
Debt discount accretion, including our share of unconsolidated affiliates and net of noncontrolling interests' share (1)	61,788	176,055
Adjustment for unconsolidated affiliates with negative investment (2)	(7,242)	(37,645)
Senior secured notes fair value adjustment (3)	—	(395)
Litigation settlement (4)	(2,310)	(304)
Non-cash default interest expense (5)	972	(28,953)
Gain on deconsolidation (6)	(47,879)	(36,250)
Loss on available-for-sale securities	—	39
Reorganization items, net (7)	—	(298)
Gain on extinguishment of debt (8)	(3,270)	(7,344)
FFO allocable to Operating Partnership common unitholders, as adjusted	$213,173	$243,521

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
(5)
The year ended December 31, 2023 includes default interest on loans past their maturity dates. The year ended December 31, 2022 includes the reversal of default interest expense when waivers or forbearance agreements were obtained.
(6)
For the year ended December 31, 2023, we deconsolidated Alamance Crossing East and WestGate Mall due to a loss of control when the properties were placed into receivership in connection with the foreclosure process. For the year ended December 31, 2022, we deconsolidated Greenbrier Mall due to a loss of control when the property was placed into receivership in connection with the foreclosure process.
(7)
Represents costs incurred subsequent to the Company filing the Chapter 11 Cases associated with the Company's reorganization efforts, which consists of professional fees, legal fees and U.S. Trustee fees.
(8)
The year ended December 31, 2023 includes a gain on extinguishment of debt related to the loan secured by The Outlet Shoppes at Laredo. The year ended December 31, 2022 includes a gain on extinguishment of debt related to the loan secured by The Outlet Shoppes at Gettysburg.

FFO of the Operating Partnership increased to $211.1 million for the Successor year ended December 31, 2023 from $178.6 million for the prior-year period. Excluding the adjustments noted above, FFO of the Operating Partnership, as adjusted, decreased to $213.2 million for the Successor year ended December 31, 2023 from $243.5 million for the prior-year period. The decrease in FFO, as adjusted, for the Successor year ended December 31, 2023 was primarily driven by lower percentage rents, an unfavorable variance in the estimate for uncollectable revenues in the current-year period as compared to the prior-year period and higher interest expense due to rising variable interest rates. The decrease was partially offset by increased interest income on our U.S. Treasury securities and lower real estate taxes, as well as lower utility, janitorial and security costs.

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

Interest Rate Risk

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at December 31, 2023, a 0.5% increase or decrease in interest rates on variable-rate debt would increase or decrease annual interest expense by approximately $5.4 million.

Based on our proportionate share of total consolidated and unconsolidated debt at December 31, 2023, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $12.6 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $13.0 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Financial Statements and Schedules contained in Item 15 on page 68.

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

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company assessed the effectiveness of its internal control over financial reporting, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that, as of December 31, 2023, the Company maintained effective internal control over financial reporting, as stated in its report which is included herein.

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that, as of December 31, 2023, the Company maintained effective internal control over financial reporting.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the Company's internal control over financial reporting as of December 31, 2023, as stated in their report which is included below.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of CBL & Associates Properties, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of CBL & Associates Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 29, 2024, expressed an unqualified opinion on those financial statements.

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

February 29, 2024

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference to the sections entitled “ELECTION OF DIRECTORS–General,” “ELECTION OF DIRECTORS–Director Nominees," "ELECTION OF DIRECTORS–Additional Executive Officers,” “CORPORATE GOVERNANCE MATTERS–Code of Business Conduct and Ethics,” “CORPORATE GOVERNANCE MATTERS–Board of Directors’ Meetings and Committees – The Audit Committee,” and “Delinquent Section 16(a) Reports” in our definitive proxy statement which will be filed with the SEC within 120 days of December 31, 2023, with respect to our Annual Meeting of Shareholders to be held on May 22, 2024.

Our board of directors has determined that each of Marjorie L. Bowen, David J. Contis, Robert G. Gifford and Michael A. Torres, each, an independent director and member of the audit committee, qualifies as an “audit committee financial expert” as such term is defined by the rules of the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to the sections entitled “DIRECTOR COMPENSATION,” “EXECUTIVE COMPENSATION,” “REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement which will be filed with the SEC within 120 days of December 31, 2023, with respect to our Annual Meeting of Shareholders to be held on May 22, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to the sections entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “Equity Compensation Plan Information as of December 31, 2023”, in our definitive proxy statement which will be filed with the SEC within 120 days of December 31, 2023, with respect to our Annual Meeting of Shareholders to be held on May 22, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to the sections entitled “CORPORATE GOVERNANCE MATTERS–Director Independence” and “CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS”, in our definitive proxy statement which will be filed with the SEC within 120 days of December 31, 2023, with respect to our Annual Meeting of Shareholders to be held on May 22, 2024.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to the section entitled “Independent Registered Public Accountants’ Fees and Services” under “RATIFICATION OF THE SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS” in our definitive proxy statement which will be filed with the SEC within 120 days of December 31, 2023, with respect to our Annual Meeting of Shareholders to be held on May 22, 2024.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)	Consolidated Financial Statements	Page Number

	Report of Independent Registered Public Accounting Firm	69

	PCAOB ID: 34

	Consolidated Balance Sheets as of December 31, 2023 and 2022	71

	Consolidated Statements of Operations for the Years Ended December 31, 2023 and 2022, and for the Period November 1, 2021 through December 31, 2021 (Successor); and for the Period January 1, 2021 through October 31, 2021(Predecessor)	72

	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2023 and 2022, and for the Period November 1, 2021 through December 31, 2021 (Successor); and for the Period January 1, 2021 through October 31, 2021 (Predecessor)	73
	Consolidated Statements of Equity for the Years Ended December 31, 2023 and 2022, and for the Period November 1, 2021 through December 31, 2021 (Successor); and for the Period January 1, 2021 through October 31, 2021 (Predecessor)	74

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022, and for the Period November 1, 2021 through December 31, 2021 (Successor); and for the Period January 1, 2021 through October 31, 2021 (Predecessor)	76

	Notes to Consolidated Financial Statements	77

(2)	Consolidated Financial Statement Schedules

	Schedule III Real Estate and Accumulated Depreciation	119

	Schedule IV Mortgage Loans on Real Estate	124

Financial statement schedules not listed herein are either not required or are not present in amounts sufficient to require submission of the schedule or the information required to be included therein is included in our consolidated financial statements in Item 15 or are reported elsewhere.

(3)	Exhibits
	The Exhibit Index preceding the Signature pages to this report is incorporated by reference into this Item 15(a)(3).	125

ITEM 16. FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of CBL & Associates Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CBL & Associates Properties, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for the two years in the period ended December 31, 2023 and the two months ended December 31, 2021 (Successor Company operations), and the ten months ended October 31, 2021 (Predecessor Company operations), and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the Successor Company financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the two years in the period ended December 31, 2023 and the two months ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Further in our opinion, the Predecessor Company financial statements present fairly, in all material respects, the results of its operations and its cash flows for the ten months ended October 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Real Estate Assets – Change in Management’s Intent — Refer to Note 2 to the financial statements

Critical Audit Matter Description

As of December 31, 2023, the Company owned controlling interests in 67 regional malls/open-air and lifestyle and outlet centers and 4 other properties and had a total net investment in real estate assets of $1.58 billion. The Company performs an impairment analysis on these long-lived assets if events or changes in circumstances indicate that the carrying value of any of its long-lived assets may not be recoverable. The Company uses significant judgement in assessing events or circumstances which might indicate impairment, including but not limited to, changes in management’s intent to hold a long-lived asset over its previously estimated useful life. Changes in management’s intent to hold a long-lived asset has a significant impact on the estimated undiscounted cash flows expected to result from the use and eventual disposition of a long-lived asset and whether a potential impairment loss shall be measured.

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

February 29, 2024

We have served as the Company's auditor since 2002.

CBL & Associates Properties, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	Successor
	December 31,	December 31,
ASSETS (1)	2023	2022
Real estate assets:
Land	$585,191	$596,715
Buildings and improvements	1,216,054	1,198,597
	1,801,245	1,795,312
Accumulated depreciation	(228,034)	(136,901)
	1,573,211	1,658,411
Developments in progress	8,900	5,576
Net investment in real estate assets	1,582,111	1,663,987
Cash and cash equivalents	34,188	44,718
Restricted cash	88,888	97,231
Available-for-sale securities - at fair value (amortized cost of $261,869 and $293,476 as of December 31, 2023 and 2022, respectively)	262,142	292,422
Receivables:
Tenant	43,436	40,620
Other	2,752	3,876
Investments in unconsolidated affiliates	76,458	77,295
In-place leases, net	157,639	247,497
Above market leases, net	118,673	171,265
Intangible lease assets and other assets	39,618	39,332
	$2,405,905	$2,678,243
LIABILITIES AND EQUITY
Mortgage and other indebtedness, net	$1,888,803	$2,000,186
Below market leases, net	80,408	110,616
Accounts payable and accrued liabilities	106,077	200,312
Total liabilities (1)	2,075,288	2,311,114
Shareholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized, 31,975,645 and 31,780,075 issued and outstanding as of December 31, 2023 and 2022, respectively (in each case, excluding 34 treasury shares)	32	32
Additional paid-in capital	719,125	710,497
Accumulated other comprehensive income (loss)	610	(1,054)
Accumulated deficit	(380,446)	(338,934)
Total shareholders' equity	339,321	370,541
Noncontrolling interests	(8,704)	(3,412)
Total equity	330,617	367,129
	$2,405,905	$2,678,243
(1)
As of December 31, 2023, includes $187,221 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $209,637 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. See Note 10.

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Successor			Predecessor
	Year Ended December 31,		Period from November 1, through December 31,	Period from January 1, through October 31,
	2023	2022	2021	2021
REVENUES:
Rental revenues	$513,957	$542,247	$103,252	$450,922
Management, development and leasing fees	7,917	7,158	1,500	5,642
Other	13,412	13,606	4,094	11,465
Total revenues	535,286	563,011	108,846	468,029
EXPENSES:
Property operating	(90,996)	(92,126)	(15,258)	(72,735)
Depreciation and amortization	(190,505)	(256,310)	(49,504)	(158,574)
Real estate taxes	(54,807)	(57,119)	(9,598)	(50,787)
Maintenance and repairs	(41,336)	(42,485)	(7,581)	(32,487)
General and administrative	(64,066)	(67,215)	(9,175)	(43,160)
Loss on impairment	—	(252)	—	(146,781)
Litigation settlement	2,310	304	118	932
Other	(221)	(834)	(3)	(745)
Total expenses	(439,621)	(516,037)	(91,001)	(504,337)
OTHER INCOME (EXPENSES):
Interest and other income	13,199	4,938	510	2,055
Interest expense	(172,905)	(217,342)	(195,488)	(72,415)
Gain on extinguishment of debt	3,270	7,344	—	—
Gain on deconsolidation	47,879	36,250	19,126	55,131
Loss on available-for-sale securities	—	(39)	—	—
Gain (loss) on sales of real estate assets	5,125	5,345	(3)	12,187
Reorganization items, net	—	298	(1,403)	(435,162)
Income tax (provision) benefit	(894)	(3,079)	5,885	(1,078)
Equity in earnings (losses) of unconsolidated affiliates	11,865	19,796	797	(10,823)
Total other expenses	(92,461)	(146,489)	(170,576)	(450,105)
Net income (loss)	3,204	(99,515)	(152,731)	(486,413)
Net (income) loss attributable to noncontrolling interests in:
Operating Partnership	(2)	34	—	2,473
Other consolidated subsidiaries	3,344	5,999	1,186	13,313
Net income (loss) attributable to the Company	6,546	(93,482)	(151,545)	(470,627)
Dividends allocable to unvested restricted stock	(1,113)	(2,537)	—	—
Net income (loss) attributable to common shareholders	$5,433	$(96,019)	$(151,545)	$(470,627)
Basic and diluted per share data attributable to common shareholders:
Basic and diluted earnings per share	$0.17	$(3.20)	$(7.50)	$(2.39)
Weighted-average basic and diluted shares	31,303	30,046	20,208	196,591
The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share amounts)

	Successor			Predecessor
	Year Ended December 31,		Period from November 1, through December 31,	Period from January 1, through October 31,
	2023	2022	2021	2021
Net income (loss)	$3,204	$(99,515)	$(152,731)	$(486,413)

Other comprehensive gain (loss):
Unrealized gain on interest rate swap	338	—	—	—
Unrealized gain (loss) on available-for-sale securities	1,326	(1,051)	(3)	(18)
Comprehensive income (loss)	4,868	(100,566)	(152,734)	(486,431)
Comprehensive (income) loss attributable to noncontrolling interests in:
Operating Partnership	(2)	34	—	2,473
Other consolidated subsidiaries	3,344	5,999	1,186	13,313
Comprehensive income (loss) attributable to the Company	8,210	(94,533)	(151,548)	(470,645)
Earnings allocable to unvested restricted stock	(1,113)	(2,537)	—	—
Comprehensive income (loss) attributable to common shareholders	$7,097	$(97,070)	$(151,548)	$(470,645)

CBL & Associates Properties, Inc.

Consolidated Statements of Equity

(in thousands, except share data)

	Equity
	Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2020 (Predecessor)	$(265)	$25	$1,966	$1,986,269	$18	$(1,456,435)	$531,843	$2,454	$534,297
Net loss	(773)	—	—	—	—	(470,627)	(470,627)	(15,013)	(485,640)
Other comprehensive income	—	—	—	—	(18)	—	(18)	—	(18)
Cancellation of 138,518 shares of restricted stock	—	—	(1)	(30)	—	—	(31)	—	(31)
Conversion of 1,193,978 Operating Partnership common units into shares of common stock	—	—	12	194	—	—	206	(206)	—
Amortization of deferred compensation	—	—	—	896	—	—	896	—	896
Performance stock units	—	—	—	311	—	—	311	—	311
Adjustment for noncontrolling interests	6	—	—	(871)	—	—	(871)	865	(6)
Contributions from noncontrolling interests	—			—	—	—	—	(1,454)	(1,454)
Distributions to noncontrolling interests	—			—	—	—	—	298	298
Cancellation of 201,549,255 shares of Predecessor equity	1,032	(25)	(1,977)	(1,986,769)	—	1,927,062	(61,709)	1,645	(60,064)
Fresh start accounting adjustments to noncontrolling interest	—	—	—	—	—	—	—	17,216	17,216
Issuance of 17,800,000 shares of Successor equity to noteholders and holders of unsecured claims	—	—	18	487,462	—	—	487,480	—	487,480
Issuance of 2,200,000 shares of Successor Equity to Predecessor shareholders and common unit holders	—	—	2	59,966	—	—	59,968	282	60,250
Balance, October 31, 2021 (Predecessor)	$—	$—	$20	$547,428	$—	$—	$547,448	$6,087	$553,535

Balance, November 1, 2021 (Successor)	$—	$—	$20	$547,428	$—	$—	$547,448	$6,087	$553,535
Net loss	—	—	—	—	—	(151,545)	(151,545)	(1,186)	(152,731)
Other comprehensive loss	—	—	—	—	(3)	—	(3)	—	(3)
Amortization of deferred compensation	—	—	—	299	—	—	299	—	299
Issuance of 784,999 shares of restricted common stock	—	—	1	(1)	—	—	—	—	—
Balance, December 31, 2021 (Successor)	—	—	21	547,726	(3)	(151,545)	396,199	4,901	401,100
Net loss	—	—	—	—	—	(93,482)	(93,482)	(6,033)	(99,515)
Other comprehensive loss	—	—	—	—	(1,051)	—	(1,051)	—	(1,051)
Dividends declared - common stock	—	—	—	—	—	(93,907)	(93,907)	—	(93,907)
Issuance of 115,884 shares of restricted common stock	—	—	—	—	—	—	—	—	—
Adjustment for noncontrolling interests	—	—	—	100	—	—	100	(100)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	589	589
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,769)	(2,769)
Cancellation of 93,286 shares of restricted common stock	—	—	—	(1,741)	—	—	(1,741)	—	(1,741)
Amortization of deferred compensation	—	—	—	7,400	—	—	7,400	—	7,400
Compensation expense related to performance stock units	—	—	—	4,485	—	—	4,485	—	4,485
Conversion of exchangeable notes into 10,982,795 shares of common stock	—	—	11	152,527	—	—	152,538	—	152,538
Balance, December 31, 2022 (Successor)	$—	$—	$32	$710,497	$(1,054)	$(338,934)	$370,541	$(3,412)	$367,129

CBL & Associates Properties, Inc.

Consolidated Statements of Equity

(Continued)

(in thousands, except share data)

	Equity
	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2022 (Successor)	$32	$710,497	$(1,054)	$(338,934)	$370,541	$(3,412)	$367,129
Net income (loss)	—	—	—	6,546	6,546	(3,342)	3,204
Other comprehensive income	—	—	1,664	—	1,664	—	1,664
Dividends declared - common stock	—	—	—	(48,058)	(48,058)	—	(48,058)
Issuance of 185,195 shares of restricted common stock	—	—	—	—	—	—	—
Issuance of 133,221 shares of common stock associated with performance stock units, net of shares withheld for tax	—	(1,793)	—	—	(1,793)	—	(1,793)
Distributions to noncontrolling interests	—	—	—	—	—	(2,018)	(2,018)
Amortization of deferred compensation	—	7,343	—	—	7,343	—	7,343
Compensation expense related to performance stock units	—	5,639	—	—	5,639	—	5,639
Cancellation of 58,100 shares of restricted common stock	—	(1,391)	—	—	(1,391)	—	(1,391)
Repurchases of 51,966 shares of common stock	—	(1,109)	—	—	(1,109)	—	(1,109)
Adjustment for noncontrolling interests	—	(61)	—	—	(61)	61	—
Contributions from noncontrolling interests	—	—	—	—	—	117	117
Redemption of 4,985 Operating Partnership common units	—	—	—	—	—	(110)	(110)
Balance, December 31, 2023 (Successor)	$32	$719,125	$610	$(380,446)	$339,321	$(8,704)	$330,617

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Successor			Predecessor
	Year Ended December 31,		Period from November 1, through December 31,	Period from January 1, through October 31,
	2023	2022	2021	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,204	$(99,515)	$(152,731)	$(486,413)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	190,505	256,310	49,504	158,574
Net amortization of deferred financing costs, discounts on available-for-sale securities and debt discounts	23,824	117,489	174,439	1,877
Reorganization items (non-cash)	—	—	—	256,433
Net amortization of intangible lease assets and liabilities	21,425	20,798	3,346	659
(Gain) loss on sales of real estate assets	(5,125)	(5,345)	3	(12,187)
Loss (gain) on insurance proceeds	176	(687)	(433)	—
Gain on deconsolidation	(47,879)	(36,250)	(19,126)	(55,131)
Loss on available-for-sale securities	—	39	—	—
Write-off of development projects	39	834	3	745
Share-based compensation expense	12,982	11,885	282	1,186
Loss on impairment	—	252	—	146,781
Gain on extinguishment of debt	(3,270)	(7,344)	—	—
Equity in (earnings) losses of unconsolidated affiliates	(11,865)	(19,796)	(797)	10,823
Distributions of earnings from unconsolidated affiliates	18,433	23,905	2,247	16,358
Change in estimate of uncollectable revenues	1,646	(4,463)	1,008	5,692
Change in deferred tax accounts	(1,283)	1,128	(10,853)	—
Changes in:
Tenant and other receivables	(3,752)	(10,494)	(4,574)	25,707
Other assets	1,247	(355)	1,120	368
Accounts payable and accrued liabilities	(16,791)	(40,157)	13,611	35,587
Net cash provided by operating activities	183,516	208,234	57,049	107,059
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(42,859)	(39,064)	(5,455)	(26,168)
Acquisitions of real estate assets	—	(5,766)	—	—
Proceeds from sales of real estate assets	9,810	9,633	—	33,265
Purchases of available-for-sale securities	(312,782)	(741,042)	(449,986)	(787,746)
Redemptions of available-for-sale securities	355,543	600,697	299,988	1,019,735
Proceeds from disposal of investments	—	—	7,103	—
Proceeds from insurance	281	743	—	1,064
Additional investments in and advances to unconsolidated affiliates	(10,926)	(3,269)	(1,126)	327
Distributions in excess of equity in earnings of unconsolidated affiliates	5,297	25,547	10,758	10,689
Changes in other assets	(2,663)	(4,164)	(298)	(3,672)
Net cash provided by (used in) investing activities	1,701	(156,685)	(139,016)	247,494
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	—	425,000	—	50,041
Principal payments on mortgage and other indebtedness	(79,000)	(524,171)	(11,690)	(194,283)
Additions to deferred financing costs	(693)	(18,834)	(427)	(1,684)
Repurchases of common stock	(1,109)	—	—	—
Contributions from noncontrolling interests	117	589	—	298
Payment of tax withholdings for restricted stock awards and performance stock units	(3,184)	(1,740)	—	(11)
Distributions to and redemptions of noncontrolling interests	(2,128)	(2,769)	—	(354)
Dividends paid to common shareholders	(118,093)	(23,873)	—	—
Net cash used in financing activities	(204,090)	(145,798)	(12,117)	(145,993)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(18,873)	(94,249)	(94,084)	208,560
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	141,949	236,198	330,282	121,722
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$123,076	$141,949	$236,198	$330,282
Reconciliation from consolidated statements of cash flows to consolidated balance sheets:
Cash and cash equivalents	$34,188	$44,718	$169,554	$260,207
Restricted cash:
Restricted cash	53,180	58,182	33,012	33,876
Mortgage escrows	35,708	39,049	33,632	36,199
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$123,076	$141,949	$236,198	$330,282

SUPPLEMENTAL INFORMATION
Cash paid for interest, net of amounts capitalized	$136,146	$124,149	$11,589	$43,176
Cash paid for reorganization items	$—	$6,532	$525	$178,944

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

CBL conducts substantially all its business through CBL & Associates Limited Partnership (the "Operating Partnership"), which is a variable interest entity ("VIE"). The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a VIE. As of December 31, 2023, the Operating Partnership owned interests in the following properties:

	Malls (1)	Outlet Centers (1)	Lifestyle Centers (1)(2)	Open-Air Centers (3)	Other (3)(4)	Total
Consolidated Properties	40	2	4	21	4	71
Unconsolidated Properties (5)	7	3	1	8	1	20
Total	47	5	5	29	5	91
(1)
The Company has aggregated malls, outlet centers and lifestyle centers into one reportable segment (the “Malls”) because they have similar economic characteristics and they provide similar products and services to similar types of, and in many cases, the same tenants.
(2)
Alamance Crossing is made up of Alamance Crossing East and Alamance Crossing West. Alamance Crossing East was deconsolidated and placed into receivership in connection with foreclosure process. Alamance Crossing West remains consolidated. The Company views Alamance Crossing as one property and therefore only Alamance Crossing West is reflected in the total count.
(3)
Included in “All Other” for purposes of segment reporting.
(4)
CBL's two consolidated corporate office buildings are included in the Other category.
(5)
The Operating Partnership accounts for these investments using the equity method.

The malls, outlet centers, lifestyle centers, open-air centers and other properties are collectively referred to as the “properties” and individually as a “property.”

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At December 31, 2023, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 98.98% limited partner interest for a combined interest held by CBL of 99.98%. As of December 31, 2023, third parties owned a 0.02% limited partner interest in the Operating Partnership.

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

Fresh Start Accounting and Reorganizations

As discussed in Note 19, upon the Company’s emergence from the voluntary petitions filed (the “Chapter 11 Cases”) under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”), the Company adopted fresh start accounting, which resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes. As a result of the application of fresh start accounting and the effects of the implementation of the Debtors’ Third Amended Joint Chapter 11 Plan of CBL & Associates Properties, Inc. and its Affiliated Debtors (With Technical Modifications) (as modified at Docket No. 1521, the “Plan”), the consolidated financial statements after November 1, 2021 (the "Effective Date"), are not comparable with the consolidated financial statements on or before that date. The lack of comparability is emphasized by the use of a “black line” to separate the Predecessor (defined below) and Successor (defined below) periods in the consolidated financial statements and footnote tables. References to “Successor” or “Successor Company” relate to the financial position and results of operations of the Company after the Effective Date. References to "Predecessor" or "Predecessor Company" refer to the financial position and results of operations of the Company on or before the Effective Date. See Note 19 for additional information.

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

Reclassifications

For the Successor year ended December 31, 2022 and the Successor period from November 1, 2021 through December 31, 2021, the Successor Company reclassified payments received on notes receivable of $74 and $13, respectively, from an individual line item on the consolidated statement of cash flows to changes in other assets from investing activities on the consolidated statement of cash flows to conform with the current period presentation. For the Predecessor period from January 1, 2021 through October 31, 2021, the Predecessor Company reclassified payments received on notes receivable of $840 from an individual line item on the consolidated statement of cash flows to changes in other assets from investing activities on the consolidated statement of cash flows to conform with the current period presentation.

The Successor Company reclassified restricted cash of $97,231 from intangible lease assets and other assets into an individual line item on the consolidated balance sheets at December 31, 2022 to conform with the current period presentation.

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

Accounting Guidance Adopted

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the market transition from LIBOR and other interbank offered rates to alternative reference rates. Additional optional expedients, exceptions and clarifications were created in ASU 2021-01. The guidance was effective upon issuance and generally can be applied to any contract modifications or existing and new hedging relationships through December 31, 2024. The Successor Company elected the expedients in conjunction with transitioning certain debt instruments to alternative benchmark indexes. During the year ended December 31, 2023, there was no impact on the Successor Company's consolidated financial statements at adoption through the use of the expedient.

Accounting Guidance Not Yet Adopted

On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting, which amends the existing standard's disclosure requirements. Among other things, ASU 2023-07 will require companies to disclose significant segment expenses by reportable segment if they are regularly provided to the Chief Operating Decision Maker ("CODM") and disclosures of the CODM's title and position, as well as details of how the CODM uses the reported measures. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023 and for interim periods beginning after December 15, 2024. The adoption of ASU 2023-07 is not expected to have a material impact on the Successor Company's financial statements.

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

The Successor Company’s intangibles and their balance sheet classifications as of December 31, 2023 and 2022, respectively, are summarized as follows:

	Successor
	December 31, 2023		December 31, 2022
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Above-market leases	$232,638	$(113,965)	$241,048	$(69,783)
In-place leases	372,596	(214,957)	396,515	(149,018)
Intangible lease assets and other assets:
Tenant relationships	2,578	(63)	2,523	(12)
Below-market leases	145,406	(64,998)	153,273	(42,657)

These intangibles are related to specific tenant leases. Should a termination occur earlier than the date indicated in the lease, the related unamortized intangible assets or liabilities, if any, related to the lease are recorded as expense or income, as applicable. The total net amortization expense of the above intangibles for the Successor Company for the years ended December 31, 2023 and 2022, was $105,964 and $152,174, respectively. The total net amortization expense of the above intangibles for the Successor Company for the period from November 1, 2021 through December 21, 2021 was $32,164. The total net amortization expense of the above intangibles for the Predecessor Company for the period from January 1, 2021 through October 31, 2021 was $1,195. The estimated total net amortization expense for the next five succeeding years is $66,296 in 2024, $44,015 in 2025, $28,400 in 2026, $18,113 in 2027 and $12,135 in 2028.

The Successor Company capitalized interest expense of $453, $618 and $216 for the years ended December 31, 2023 and 2022 and the period from November 1, 2021 through December 31, 2021, respectively. The Predecessor Company did not capitalize interest expense during the period from January 1, 2021 through October 31, 2021.

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

For the Successor year ended December 31, 2023, the Successor Company recorded $1,647 related to uncollectable revenues, which includes the write-off of $346 for straight line rent receivables. For the Successor year ended December 31, 2022, there was a reversal of $4,463 related to uncollectable revenues, which includes the write-off of $102 for straight line rent receivables. For the period November 1, 2021 through December 31, 2021, the Successor Company recorded $1,008 associated with uncollectable revenues, which includes the write-off of $1,717 for straight line rent receivables. For the period from January 1, 2021 through October 31, 2021 the Predecessor Company recorded $5,692 associated with uncollectable revenues, which includes the write-off of $2,806 for straight line rent receivables.

Carrying Value of Long-Lived Assets

The Company monitors events or changes in circumstances that could indicate the carrying value of a long-lived asset may not be recoverable. The Company uses significant judgement in assessing events or circumstances which might indicate impairment, including but not limited to, changes in management’s intent to hold a long-lived asset over its previously estimated useful life. Changes in management’s intent to hold a long-lived asset have a significant impact on the estimated undiscounted cash flows expected to result from the use and eventual disposition of a long-lived asset and whether a potential impairment loss shall be measured. When indicators of potential impairment are present that suggest that the carrying amounts of a long-lived asset may not be recoverable, the Company assesses the recoverability of the asset by determining whether the asset’s carrying value will be recovered through the estimated undiscounted future cash flows expected from the Company’s use and its eventual disposition. In the event that such undiscounted future cash flows do not exceed the carrying value, the Company adjusts the carrying value of the long-lived asset to its estimated fair value and recognizes an impairment loss. The estimated fair value is calculated based on the following information, in order of preference, depending upon availability: (Level 1) recently quoted market prices, (Level 2) market prices for comparable properties, or (Level 3) the present value of future cash flows, including estimated salvage value. Certain of the Company’s long-lived assets may be carried at more than an amount that could be realized in a current disposition transaction. The Company estimates future operating cash flows, the terminal capitalization rate and the discount rate, among other factors. As these assumptions are subject to economic and market uncertainties, they are difficult to predict and are subject to future events that may alter the assumptions used or management’s estimates of future possible outcomes. Therefore, the future cash flows estimated in the Company’s impairment analyses may not be achieved. See Note 15 for information related to the impairment of long-lived assets in 2023, 2022 and 2021.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents.

Restricted Cash

As of December 31, 2023 and 2022, restricted cash was related to cash held in escrow accounts for insurance, real estate taxes, capital expenditures and tenant allowances as required by the terms of certain mortgage notes payable, as well as amounts related to cash management agreements with the Company’s lenders that are designated for debt service and operating expense obligations. As of December 31, 2023 and 2022, restricted cash was also related to properties that secure the corporate term loan and the open-air centers and outparcels loan of which we may receive a portion via distributions semiannually and quarterly in accordance with the provisions of the term loan and the open-air centers and outparcels loan, respectively.

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

On a periodic basis, the Company assesses whether there are any indicators that the fair value of the Company's investments in unconsolidated affiliates may be impaired. An investment is impaired only if the Company’s estimate of the fair value of the investment is less than the carrying value of the investment and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. The Company's estimates of fair value for each investment are based on a number of assumptions that are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates, and operating costs. As these factors are difficult to predict and are subject to future events that may alter the Company’s assumptions, the fair values estimated in the impairment analyses may not be realized. No impairment charges were recorded for the Successor years ended December 31, 2023 and 2022. Additionally, no impairment charges were recorded for the period from November 1, 2021 through December 31, 2021 (Successor) or for the period from January 1, 2021 through October 31, 2021 (Predecessor).

Deferred Financing Costs

Unamortized financing costs of $13,221 and $17,101 for the Successor Company were included in mortgage and other indebtedness, net, at December 31, 2023 and 2022, respectively. Deferred financing costs include fees and costs incurred to obtain financing and are amortized on a straight-line basis to interest expense over the terms of the related indebtedness. Amortization expense related to deferred financing costs for the Successor Company for the years ended December 31, 2023 and 2022 and for the period November 1, 2021 through December 31, 2021 was $4,572, $2,744 and $51, respectively. Amortization expense related to deferred financing costs for the Predecessor Company for the period from January 1, 2021 through October 31, 2021 was $814. Accumulated amortization of deferred financing costs was $7,180 and $2,733 for the Successor Company as of December 31, 2023 and 2022, respectively. See Note 19 for information regarding unamortized financing costs of the Predecessor that were charged to expense in connection with Fresh Start Accounting.

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

As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. For the years ended December 31, 2023 and 2022 and for the period November 1, 2021 through December 31, 2021, the Successor Company had state tax expense of $823, $1,631 and $142, respectively. State tax expense for the Predecessor Company was $2,992 during the period from January 1, 2021 through October 31, 2021.

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

The Successor and Predecessor Company recorded an income tax (provision) benefit as follows:

	Successor			Predecessor
	Year Ended December 31,		Period from November 1, through December 31,	Period from January 1, through October 31,
	2023	2022	2021	2021
Current tax provision	$(2,177)	$(1,951)	$(4,968)	$(1,078)
Deferred tax benefit (provision)	1,283	(1,128)	10,853	—
Income tax (provision) benefit	$(894)	$(3,079)	$5,885	$(1,078)

The Successor Company had a net deferred tax asset of $10,958 and $9,726 at December 31, 2023 and 2022, respectively, which is included in intangible lease assets and other assets. As of December 31, 2023, tax years that generally remain subject to examination by the Company’s major tax jurisdictions include 2023, 2022, 2021 and 2020.

The Company reports any income tax penalties attributable to its properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its consolidated statements of operations. In addition, any interest incurred on tax assessments is reported as interest expense. The Successor Company incurred nominal interest and penalty amounts during the years ended December 31, 2023 and 2022 and for the period from November 1, 2021 through December 31, 2021. The Predecessor Company incurred nominal interest and penalty amounts during the period from January 1, 2021 through October 31, 2021.

Concentration of Credit Risk

The Company’s tenants include national, regional and local retailers. Financial instruments that subject the Company to concentrations of credit risk consist primarily of tenant receivables. The Company generally does not obtain collateral or other security to support financial instruments subject to credit risk, but it monitors the credit standing of tenants. The Company derives a substantial portion of its rental income from various national and regional retail companies; however, no single tenant collectively accounted for more than 5.0% of the Successor Company’s revenues for the year ended December 31, 2023.

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

The following table presents the calculation of basic and diluted EPS (in thousands, except per share amounts):

	Successor			Predecessor
	Year Ended December 31,		Period from November 1, through December 31,	Period from January 1, through October 31,
	2023	2022	2021	2021
Basic earnings per share
Net income (loss) attributable to the Company	$6,546	$(93,482)	$(151,545)	$(470,627)
Less: Dividends allocable to unvested restricted stock	(1,113)	(2,537)	—	—
Net income (loss) attributable to common shareholders	$5,433	$(96,019)	$(151,545)	$(470,627)
Weighted-average basic shares outstanding	31,303	30,046	20,208	196,591
Net income (loss) per share attributable to common shareholders	$0.17	$(3.20)	$(7.50)	$(2.39)

Diluted earnings per share (1)
Net income (loss) attributable to common shareholders	$5,433	$(96,019)	$(151,545)	$(470,627)
Weighted-average basic shares outstanding	31,303	30,046	20,208	196,591
Net income (loss) per share attributable to common shareholders	$0.17	$(3.20)	$(7.50)	$(2.39)
(1)
For the Successor year ended December 31, 2023, the computation of diluted EPS does not include contingently issuable shares due to their anti-dilutive nature. Had the contingently issuable shares been dilutive, the denominator for diluted EPS would have been 31,330,597, including 27,434 contingently issuable shares related to unvested restricted stock awards. Due to a net loss for the Successor year ended December 31, 2022, the computation of diluted EPS does not include contingently issuable shares due to their anti-dilutive nature. Had the Successor reported net income for the year ended December 31, 2022, the denominator for diluted EPS would have been 30,206,521, including 160,098 contingently issuable shares related to PSUs and unvested restricted stock awards. There were no potential dilutive common shares and there were no anti-dilutive shares for the Successor period from November 1, 2021 through December 31, 2021. There were no potential dilutive common shares and there were no anti-dilutive shares for the Predecessor period from January 1, 2021 through October 31, 2021.

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

NOTE 3. REVENUES

Revenues

The following table presents the Company's revenues disaggregated by revenue source:

	Successor			Predecessor
	Year Ended December 31,		Period from November 1, through December 31,	Period from January 1, through October 31,
	2023	2022	2021	2021
Rental revenues	$513,957	$542,247	$103,252	$450,922
Revenues from contracts with customers (ASC 606):
Operating expense reimbursements	7,395	7,873	1,173	6,542
Management, development and leasing fees (1)	7,917	7,158	1,500	5,642
Marketing revenues (2)	3,567	2,819	2,112	1,571
	18,879	17,850	4,785	13,755

Other revenues	2,450	2,914	809	3,352
Total revenues (3)	$535,286	$563,011	$108,846	$468,029
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

Outstanding Performance Obligations

The Company has outstanding performance obligations related to certain noncancellable contracts with customers for which it will receive fixed operating expense reimbursements for providing certain maintenance and other services as described above. As of December 31, 2023, the Company expects to recognize these amounts as revenue over the following periods:

Performance obligation	Less than 5 years	5-20 years	Over 20 years	Total
Fixed operating expense reimbursements	$19,307	$42,944	$38,966	$101,217

The Company evaluates its performance obligations each period and makes adjustments to reflect any known additions or cancellations. Performance obligations related to variable consideration, which is based on sales, are constrained.
NOTE 4. LEASES

Lessor

Rental Revenues

The majority of the Company’s revenues are earned through the lease of space at its properties. All the Company's leases with tenants for the use of space at its properties are classified as operating leases. Rental revenues include minimum rent, percentage rent, other rents and reimbursements from tenants for real estate taxes, insurance, common area maintenance ("CAM") and other operating expenses as provided in the lease agreements. The option to extend or terminate the Company’s leases is specific to each underlying tenant lease agreement. Typically, the Company's leases contain penalties for early termination. The Company does not have any leases that convey the right for the lessee to purchase the leased asset.

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

The components of rental revenues are as follows:

	Successor			Predecessor
	Year Ended December 31,		Period from November 1, through December 31,	Period from January 1, through October 31,
	2023	2022	2021	2021
Fixed lease payments	$397,047	$396,755	$75,740	$271,221
Variable lease payments	116,910	145,492	27,512	179,701
Total rental revenues	$513,957	$542,247	$103,252	$450,922

The undiscounted future fixed lease payments to be received under the Company's operating leases as of December 31, 2023, are as follows:

Years Ending December 31,	Operating Leases
2024	$383,175
2025	307,089
2026	234,757
2027	175,642
2028	123,910
Thereafter	285,909
Total undiscounted lease payments	$1,510,482

NOTE 5. ACQUISITIONS

The Company's acquisitions of shopping center and other properties are accounted for as acquisitions of assets. The Company includes the results of operations of real estate assets acquired in the consolidated statements of operations from the date of the related acquisition.

2023 Acquisitions

There were no acquisitions during 2023.

2022 Acquisitions

In July 2022, the Successor Company acquired the JC Penney parcel located at CoolSprings Galleria for $5,650. This property is included in All Other for purposes of segment reporting.

2021 Acquisitions

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

2023 Dispositions

For the year ended December 31, 2023, the Successor Company realized a gain of $5,125 primarily related to the sale of eight land parcels. Gross proceeds from sales of real estate assets were $10,325.

2022 Dispositions

For the year ended December 31, 2022, the Successor Company realized a gain of $5,345, primarily related to the sale of five outparcels. Gross proceeds from sales of real estate assets were $11,490 for the year ended December 31, 2022. During the year ended December 31, 2022, the Company sold an outparcel that resulted in a loss on sale of $252. See Note 15 for additional information.

2021 Dispositions

The Predecessor Company realized a gain of $12,187 primarily related to the sale of The Residences at Pearland Town Center, four anchors and four outparcels during the period from January 1, 2021 through October 31, 2021. Those transactions generated gross proceeds of $34,293. The Successor Company did not have any dispositions during the period from November 1, 2021 through December 31, 2021.

Held-for-Sale

As of December 31, 2023 and 2022, there were no properties that met the criteria to be considered held-for-sale.

NOTE 7. UNCONSOLIDATED AFFILIATES

Although the Company had majority ownership of certain joint ventures during 2023, 2022 and 2021, it evaluated the investments and concluded that the other partners or owners in these joint ventures had substantive participating rights or the ability to direct the activities that most significantly affect the economic performance of VIEs, such as approvals of:

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

At December 31, 2023, the Company had investments in 26 entities, which are accounted for using the equity method of accounting. The Company's ownership interest in these unconsolidated affiliates ranges from 33% to 100%. Of these entities, 17 are owned in 50/50 joint ventures.

2023 Activity - Unconsolidated Affiliates

Alamance Crossing CMBS, LLC

In February 2023, the Successor Company deconsolidated Alamance Crossing East as a result of the Company losing control when the property was placed in receivership. As of December 31, 2023, the loan secured by Alamance Crossing East had an outstanding balance of $41,122. For the year ended December 31, 2023, the Successor Company recognized gain on deconsolidation of $28,151.

Atlanta Outlet Shoppes CMBS, LLC

In October 2023, the joint venture entered into a new $79,330, ten-year, non-recourse loan secured by the property. Proceeds from the new loan were used to pay off two previous loans totaling $69,531. The new loan bears a fixed interest rate of 7.85% and matures in October 2033.

CBL-TRS Med OFC Holding, LLC

In June 2023, the Successor Company and its joint venture partner in Friendly Center and The Shops at Friendly entered into a new 50/50 joint venture, CBL-TRS Med OFC Holding, LLC, for the purpose of entering into a joint venture, CBL DMC I, LLC, with a third party to develop a medical office building on a parcel of land adjacent to those centers. CBL-TRS Med OFC Holding, LLC contributed the parcel of land valued at $2,600 to CBL DMC I, LLC in exchange for a 50% interest in CBL DMC I, LLC. The Operating Partnership guarantees 100% of the loan.

CBL-TRS Joint Venture, LLC

In April 2023, the Successor Company and its joint venture partner entered into a new $148,000 loan secured by Friendly Center and The Shops at Friendly Center. Proceeds from the new loan were used to pay off two previous loans totaling $145,203. The new loan bears a fixed interest rate of 6.44% and matures in May 2028.

Louisville Outlet Shoppes, LLC

In April 2023, the $7,247 loan secured by The Outlet Shoppes of the Bluegrass - Phase II, an unconsolidated affiliate, was paid off.

West County Mall CMBS, LLC

In March 2023, the loan secured by West County Mall was extended through December 2024, with one two-year conditional extension available upon meeting certain requirements.

Westgate Mall CMBS, LLC

In September 2023, the Successor Company deconsolidated WestGate Mall as a result of the Company losing control when the property was placed in receivership. As of December 31, 2023, the loan secured by WestGate Mall had an outstanding balance of $28,661. For the year ended December 31, 2023, the Successor Company recognized gain on deconsolidation of $19,728.

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

Mall of South Carolina, LP and Mall of South Carolina Outparcel, LP

In March 2022, the joint ventures entered into forbearance agreements with the lenders regarding the default triggered by the Chapter 11 Cases related to the loans secured by Coastal Grand Mall and Coastal Grand Crossing.

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

Asheville Mall CMBS, LLC and Park Plaza Mall CMBS, LLC

During the period from January 1, 2021 through October 31, 2021, the Predecessor Company deconsolidated Asheville Mall and Park Plaza as a result of the Predecessor Company losing control of these properties when each was placed in receivership as part of the foreclosure process. The Predecessor Company adjusted the negative equity in each of the two entities to zero, which represents the estimated fair value of the Predecessor Company’s investments in these properties, and recognized a gain on deconsolidation of $55,131. In October 2021, the foreclosure of Park Plaza was completed. In August 2022, the foreclosure of Asheville Mall was completed.

Continental 425 Fund LLC

In December 2021, the Successor Company sold its interest in the Continental 425 Fund LLC joint venture. This joint venture owned the Springs at Port Orange, which was secured by a $44,400 loan. The Successor Company received $7,103 in proceeds after factoring in its share of the outstanding debt.

EastGate Mall CMBS, LLC

In December 2021, the Successor Company deconsolidated EastGate Mall as a result of the Successor Company losing control of the property when it was placed in receivership as part of the foreclosure process. The Successor Company evaluated the loss of control and determined that it was no longer the primary beneficiary of the wholly owned subsidiary that owns this property. As a result, the Successor Company adjusted the negative equity in the entity to zero, which represents the estimated fair value of the Successor Company’s investment in this property, and recognized a gain on deconsolidation of $19,126.

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

Condensed Combined Financial Statements - Unconsolidated Affiliates

Condensed combined financial statement information of the unconsolidated affiliates is as follows:

	December 31, 2023	December 31, 2022
ASSETS:
Investment in real estate assets	$2,010,269	$1,971,348
Accumulated depreciation	(886,712)	(829,574)
	1,123,557	1,141,774
Developments in progress	17,261	10,914
Net investment in real estate assets	1,140,818	1,152,688
Other assets	200,289	170,756
Total assets	$1,341,107	$1,323,444
LIABILITIES:
Mortgage and other indebtedness, net	$1,368,031	$1,333,152
Other liabilities	45,577	33,419
Total liabilities	1,413,608	1,366,571
OWNERS' EQUITY (DEFICIT):
The Company	12,290	3,123
Other investors	(84,791)	(46,250)
Total owners' deficit	(72,501)	(43,127)
Total liabilities and owners’ deficit	$1,341,107	$1,323,444

	Year Ended December 31,
	2023	2022	2021
Total revenues	$255,283	$260,275	$251,933
Net income (1)	$38,434	$137,454	$58,596
(1)
The Successor Company's and the Predecessor Company's pro rata share of net income (loss) is included in equity in earnings (losses) of unconsolidated affiliates for each period presented in the accompanying consolidated statements of operations. The Company's pro rata share of net income was $11,865 and $19,796 for the Successor years ended December 31, 2023 and 2022, respectively. The Successor Company’s pro rata share of net income was $797 for the period from November 1, 2021 through December 31, 2021. The Predecessor Company’s pro rata share of net loss was $10,823 for the period from January 1, 2021 through October 31, 2021.

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

As of December 31, 2023, the Company had investments in 10 consolidated VIEs with ownership interests ranging from 50% to 92%.

See Note 14 for a description of guarantees the Operating Partnership has issued related to the unconsolidated affiliates.

NOTE 8. MORTGAGE AND OTHER INDEBTEDNESS, NET

CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries that it has a direct or indirect ownership interest in is the borrower on all the Company's debt, substantially all of which is secured by real estate assets.

The Company's mortgage and other indebtedness, net, consisted of the following:

	December 31, 2023		December 31, 2022
	Amount	Weighted- Average Interest Rate (1)	Amount		Weighted- Average Interest Rate (1)
Fixed-rate debt:
Open-air centers and outparcels loan (2)	$179,180	6.95%	$180,000		6.95%
Non-recourse loans on operating properties	736,573	5.30%	843,634		4.90%
Total fixed-rate debt	915,753	5.63%	1,023,634		5.26%
Variable-rate debt:
Secured term loan	799,914	8.21%	829,452		6.87%
Open-air centers and outparcels loan (2)	179,180	9.44%	180,000		8.22%
Non-recourse loans on operating properties	33,780	8.84%	38,250		7.37%
Recourse loan on an operating property	15,339	8.24%	18,240	(3)	7.02%
Total variable-rate debt	1,028,213	8.44%	1,065,942		7.12%
Total fixed-rate and variable-rate debt	1,943,966	7.12%	2,089,576		6.21%
Unamortized deferred financing costs	(13,221)		(17,101)
Debt discounts (4)	(41,942)		(72,289)
Total mortgage and other indebtedness, net	$1,888,803		$2,000,186

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
(3)
The loan secured by Brookfield Square Anchor Redevelopment is non-recourse. The loan balance was reclassified from non-recourse loans on operating properties to recourse loan on an operating property to conform to the current year presentation due to the separate Operating Partnership guaranty of the loan. The guaranty has been in place since inception of the loan. Subsequent to December 31, 2023, the loan was paid off removing the guaranty. See Note 20 for additional information.
(4)
In conjunction with fresh start accounting, the Company estimated the fair value of its mortgage notes with the assistance of a third-party valuation advisor. This resulted in recognizing a debt discount on the Effective Date. The debt discount is accreted over the term of the respective debt using the effective interest method. The remaining debt discounts at December 31, 2023 will be accreted over a weighted average period of 2.4 years.

Non-recourse and recourse loans on operating properties, the open-air centers and outparcels loan and the secured term loan include loans that are secured by properties owned by the Company that have a carrying value of $1,454,048 at December 31, 2023.

Certain of the Company’s properties that are pledged as collateral on non-recourse mortgage loans are subject to cash management agreements with the lenders, which restrict the cash balances associated with those properties to only be used for debt service, capital expenditures and operating expense obligations.

Corporate Debt

Exit Credit Agreement

On the Effective Date, CBL & Associates HoldCo I, LLC (“HoldCo I”), a wholly owned subsidiary of the Operating Partnership, entered into an amended and restated credit agreement (the “exit credit agreement”), providing for an $883,700 secured term loan that matures November 1, 2025. Upon satisfaction of certain conditions, the maturity date will automatically extend to November 1, 2026 and upon further satisfaction of certain conditions the maturity date will automatically extend to November 1, 2027. The Exit Credit Agreement bore interest at a rate per annum equal to LIBOR for the applicable period plus 275 basis points, subject to a LIBOR floor of 1.0%. In March 2023, the secured term loan was amended to replace LIBOR with the secured overnight financing rate ("SOFR") for purposes of calculating interest. The transition to SOFR was effective as of June 30, 2023.

The exit credit agreement requires HoldCo I to comply with certain financial ratios in the aggregate for the collateral properties, including a covenant that it not permit the (i) interest coverage ratio (as defined in the exit credit agreement) commencing with the fiscal quarter ending December 31, 2021, to be less than 1.50 to 1.00, (ii) minimum debt yield ratio (as defined in the exit credit agreement) commencing with the fiscal quarter ending March 31, 2023 as of the last day of any fiscal quarter ending prior to the maturity date, to be less than eleven and a half percent (11.50%) and (iii) the occupancy rate (as defined in the exit credit agreement) commencing with the fiscal quarter ending March 31, 2023, as of the last day of any fiscal quarter ending prior to the maturity date, to be less than seventy five percent (75%). The Operating Partnership provided a limited guaranty up to a maximum of $175,000 (the “principal liability cap”). In November 2023, the limited guaranty was eliminated pursuant to the terms of the exit credit agreement and the loan became fully non-recourse. Additionally, the Company believes that it was in compliance with all financial covenants and restrictions at December 31, 2023.

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

Fixed-Rate Property Debt

As of December 31, 2023, fixed-rate loans on operating properties bear interest at stated rates ranging from 4.25% to 8.19%. Fixed-rate loans on operating properties generally provide for monthly payments of principal and/or interest and mature at various dates through June 2032, with a weighted-average maturity of 2.6 years.

2023 Activity

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

In November 2023, the Company closed on a loan modification with the existing lender to extend the loan secured by Volusia Mall. Escrow balances were applied to pay down the principal amount by $1,682, the maturity date was extended two years to May 2026 and the interest rate remained fixed at 4.56%.

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

In June 2022, the Company entered into a new $360,000 loan that is interest only until maturity. The interest rate is a fixed 6.95% for $180,000 of the loan, with the other half of the loan bearing a variable interest rate based on the 30-day SOFR plus 4.10%. The loan has an initial term of five years with one two-year extension, subject to certain conditions. The loan is secured by a pool of 90 outparcels and 13 open-air centers. The open-air centers include Alamance Crossing West, CoolSprings Crossing, Courtyard at Hickory Hollow, Frontier Square, Gunbarrel Pointe, Harford Annex, The Plaza at Fayette, Sunrise Commons, The Shoppes at St. Clair Square, The Landing at Arbor Place, West Towne Crossing, West Towne District and WestGate Crossing. Proceeds from the loan were used to complete the redemption of all $335,000 outstanding on the secured notes, which eliminated the recourse guaranty. Also, proceeds were used to paydown $8,322 on the Brookfield Square Anchor Redevelopment loan.

In June 2022, the Company paid off the $14,949 loan secured by CBL Center at maturity.

In August 2022, the loan secured by Parkdale Mall and Crossing was extended to March 2026.

In October 2022, the loan secured by The Outlet Shoppes at Gettysburg was modified after the lender's claim against the general unsecured claim pool related to the Chapter 11 Cases was allowed. The loan balance was reduced to $21,000 and the corporate recourse was eliminated. The fixed interest rate of 4.80% and the maturity date of October 2025 remain unchanged. The modification resulted in the recognition of gain on extinguishment of debt of $7,344.

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

Variable-Rate Property Debt

The Company's variable-rate debt bears interest at a rate indexed to SOFR. At December 31, 2023, the interest rates ranged from 8.24% to 9.44%.

2023 Activity

In April 2023, the Company exercised its extension option on the loan secured by The Outlet Shoppes at Laredo for an extended maturity date of June 2024. In October 2023, after the lender's claim against the general unsecured claim pool related to the Chapter 11 Cases was allowed, the Company and its joint venture partner modified the loan secured by The Outlet Shoppes at Laredo, which resulted in the recognition of gain on extinguishment of debt of $3,270. The principal balance was reduced to $33,980, the interest rate remains unchanged at SOFR plus 325 basis points and the modification added a one-year extension, for a new maturity date of June 2025.

In October 2023, the Company exercised the optional one-year extension on the loan secured by Brookfield Square Anchor Redevelopment. Subsequent to December 31, 2023, the loan was paid off. See Note 20 for additional information.

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

Scheduled Principal Payments

As of December 31, 2023, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, are as follows:

2024	$180,687
2025	933,531
2026	407,638
2027	359,255
2028	950
Thereafter	61,905
Total mortgage and other indebtedness	$1,943,966

Of the $180,687 of scheduled principal payments in 2024, $134,642 relates to the maturing principal balance of two operating property loans.

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

Instrument Type	Location in the Consolidated Balance Sheet	Notional	Index	Fair Value at December 31, 2023	Maturity Date
Pay fixed/Receive variable swap	Intangible lease assets and other assets	$32,000	1-month USD-SOFR CME	$338	Jun-27

	Gain Recognized in Other Comprehensive Income (Loss)			Gain Recognized in Earnings
	Year Ended December 31,			Year Ended December 31,
Hedging Instrument	2023	2022	Location of Gain Reclassified from Accumulated Other Comprehensive Income (Loss) into Earnings	2023	2022
Interest rate swap	$338	$—	Interest Expense	$416	$—

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that $422 will be reclassified from other comprehensive income (loss) as a decrease to interest expense.

The Company has an agreement with each derivative counterparty that contains a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of December 31, 2023, the Company did not have any derivatives with a fair value in a net liability position including accrued interest but excluding any adjustment for nonperformance risk. As of December 31, 2023, the Company has posted $1,920 of cash collateral related to the interest rate swap. The Company is not in breach of any agreement provisions.

NOTE 9. SHAREHOLDERS’ EQUITY

Common Stock and Common Units

The Successor Company's authorized common stock consists of 200,000,000 shares at $0.001 par value per share. The Successor Company had 31,975,645 and 31,780,075 shares of common stock (excluding 34 treasury shares) issued and outstanding as of December 31, 2023 and 2022, respectively.

The Company may repurchase shares of CBL's common stock, as authorized by the board of directors. The timing and amount of repurchase activity is based on market conditions and other considerations, including the level of available cash, alternative uses for cash and the Company's stock price. In August 2023, the board of directors authorized the repurchase of up to $25,000 of the Company's outstanding common stock beginning on August 10, 2023. This share repurchase program has an expiration date of August 10, 2024. Common stock repurchases are accounted for as treasury stock until otherwise retired. During 2023, the Company repurchased 51,966 shares of common stock at a total cost of $1,109, which includes $2 in commissions, under the share repurchase program. Subsequent to December 31, 2023, the Company repurchased additional shares of common stock as part of the share repurchase program. See Note 20 for additional information.

On September 8, 2022, the Successor Company's board of directors adopted a short-term rights plan (the “Rights Plan”). Pursuant to the Rights Plan, the board of directors authorized a dividend of one share purchase right (a “Right”) for each outstanding share of the Successor Company's common stock. If a person or group of affiliated or associated persons acquired beneficial ownership of 10.0% or more of the Successor Company's outstanding common shares, subject to certain exceptions (including exceptions for existing holders who do not increase their holdings as provided in the Rights Plan), each Right would effectively entitle its holder (other than the acquiring person or group of affiliated or associated persons) to purchase additional common shares at a substantial discount to the public market price. In addition, under certain circumstances, the Successor Company could exchange the Rights (other than Rights beneficially owned by the acquiring person or group of affiliated or associated persons), in whole or in part, for common shares on a one-for-one basis, or the

Successor Company could redeem the Rights for cash at a price of $0.001 per Right. On September 8, 2023, the Rights Plan expired pursuant to its terms.

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

During 2023, the Company paid cash of $110 to four holders of limited partnership interest in exchange for 4,985 common units of limited partnership interest.

Dividends

In June 2022, the board of directors established a regular quarterly dividend. The Successor Company paid common stock dividends of $0.375 per share for each quarter during 2023. The Successor Company paid common stock dividends of $0.25 per share for each of the second, third and fourth quarters of 2022. The Successor Company did not pay any dividends to holders of its common shares payable for the period November 1, 2021 through December 31, 2021. The Predecessor Company did not pay any dividends to holders of its common shares payable for the period January 1, 2021 through October 31, 2021. Subsequent to December 31, 2023, the board of directors declared a $0.40 per share regular quarterly dividend for the first quarter of 2024. See Note 20.

In November 2022, the board of directors declared a special dividend of $2.20 per share of common stock, payable in cash. The special dividend was paid on January 18, 2023, to stockholders of record as of the close of business on December 12, 2022.

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

The allocations of dividends declared and paid for income tax purposes for the Successor years ended December 31, 2023 and 2022 are as follows (income tax allocations were not applicable in 2021 due to the Company not paying any dividends during the year):

	Year Ended December 31,
	2023	2022
Dividends declared:
Common stock	$1.50	$2.95
Allocations:
Common stock
Ordinary income	87.70%	98.58%
Capital gains	12.30%	1.42%
Return of capital	—%	—%
Total	100.00%	100.0%

NOTE 10. NONCONTROLLING INTERESTS

Noncontrolling Interests of the Company

Third parties held rights to convert noncontrolling interests in the Operating Partnership to 5,298 and 10,283 shares of common stock at December 31, 2023 and 2022, respectively.

The assets and liabilities allocated to the Operating Partnership’s noncontrolling interests are based on their ownership percentages of the Operating Partnership at December 31, 2023 and 2022. The ownership percentages are determined by dividing the number of common units held by each of the noncontrolling interests at December 31, 2023 and 2022 by the total common units outstanding at December 31, 2023 and 2022, respectively. The noncontrolling interest ownership percentage in assets and liabilities of the Successor Operating Partnership was 0.02% and 0.03% at December 31, 2023 and 2022, respectively.

Income is allocated to the Operating Partnership’s noncontrolling interests based on their weighted-average ownership during the year. The ownership percentages are determined by dividing the weighted-average number of common units held by each of the noncontrolling interests by the total weighted-average number of common units outstanding during the year.

A change in the number of shares of common stock or common units changes the percentage ownership of all partners of the Operating Partnership. A common unit is considered to be equivalent to a share of common stock since it generally is exchangeable for shares of the Company’s common stock or, at the Company’s election, their cash equivalent. As a result, an allocation is made between shareholders’ equity and noncontrolling interests in the Operating Partnership in the Company's accompanying balance sheets to reflect the change in ownership of the Operating Partnership’s underlying equity when there is a change in the number of shares and/or common units outstanding. During the period January 1, 2021 through October 31, 2021, the Predecessor Company allocated $865 from shareholders' equity to noncontrolling interest. During the period from January 1, 2021 through October 31, 2021, the Predecessor Company allocated $6 from shareholders' equity to redeemable noncontrolling interest. There is no redeemable noncontrolling interest related to the Successor Company.

The total noncontrolling interest in the Successor Operating Partnership was $56 and $121 at December 31, 2023, and 2022 respectively.

Noncontrolling Interests in Other Consolidated Subsidiaries

The Successor Company had 10 and 11 other consolidated subsidiaries at December 31, 2023 and 2022, respectively, that had noncontrolling interests held by third parties and for which the related partnership agreements either do not include redemption provisions or are subject to redemption provisions that do not require classification outside of permanent equity. The total noncontrolling interests in other consolidated subsidiaries of the Successor Company was $(8,760) and $(3,533) at December 31, 2023 and 2022, respectively.

The assets and liabilities allocated to noncontrolling interests in other consolidated subsidiaries of the Successor Company are based on the third parties’ ownership percentages in each subsidiary at December 31, 2023 and 2022, respectively. Income is allocated to noncontrolling interests in other consolidated subsidiaries based on the third parties’ weighted-average ownership in each subsidiary during the year.

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

The table below lists the Successor Company's consolidated VIEs as of December 31, 2023 and 2022, which does not reflect the elimination of any internal debt the consolidated VIE has with the Operating Partnership:

	As of December 31,		As of December 31,
	2023		2022
	Assets	Liabilities	Assets	Liabilities
Consolidated VIEs:
Atlanta Outlet Outparcels, LLC	$807	$—	$819	$—
CBL Terrace LP	16,861	18,124	16,922	18,148
Gettysburg Outlet Center Holding, LLC	11,847	18,446	13,360	16,039
Gettysburg Outlet Center, LLC	2,940	—	3,058	—
Jarnigan Road LP	14,202	19,869	17,437	1,300
Jarnigan Road II, LLC	18,148	16,905	16,475	19,964
Laredo Outlet JV, LLC	21,333	35,818	23,443	34,886
Lebcon Associates	89,006	103,342	90,429	100,436
Lebcon I, Ltd	11,539	12,146	11,756	12,128
Louisville Outlet Outparcels, LLC	538	—	538	—
Statesboro Crossing, LLC	—	—	797	—
	$187,221	$224,650	$195,034	$202,901

The table below lists the Successor Company's unconsolidated VIEs as of December 31, 2023:

Unconsolidated VIEs:	Investment in Real Estate Joint Ventures and Partnerships	Maximum Risk of Loss
Alamance Crossing CMBS, LLC (1)	$—	$—
Ambassador Infrastructure, LLC (2)	—	5,749
Atlanta Outlet JV, LLC	—	—
BI Development, LLC	127	127
BI Development II, LLC	16	16
CBL-T/C, LLC	—	—
CBL-TRS Med OFC Holding, LLC (3)	1,279	1,362
El Paso Outlet Center Holding, LLC	—	—
Fremaux Town Center JV, LLC	—	—
Louisville Outlet Shoppes, LLC	—	—
Mall of South Carolina L.P.	—	—
Vision - CBL Hamilton Place, LLC	2,185	2,185
Vision - CBL Mayfaire TC Hotel, LLC	3,987	3,987
Westgate Mall CMBS, LLC (1)	—	—
	$7,594	$13,426
(1)
During the year ended December 31, 2023, the property was placed into receivership.
(2)
The Operating Partnership has guaranteed all or a portion of the debt. See Note 14 for more information.
(3)
The Operating Partnership has guaranteed the construction debt of CBL DMC I, LLC, the joint venture in which CBL-TRS Med OFC Holding, LLC owns a 50% interest. See Note 14 for more information.

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

Information on the Company’s reportable segments is presented as follows:

Year Ended December 31, 2023 (Successor)	Malls (1)	All Other (2)	Total
Revenues (3)	$458,019	$77,267	$535,286
Property operating expenses (4)	(171,731)	(15,408)	(187,139)
Interest expense	(77,927)	(94,978)	(172,905)
Gain on sales of real estate assets	—	5,125	5,125
Other expense	—	(221)	(221)
Segment profit (loss)	$208,361	$(28,215)	180,146
Depreciation and amortization			(190,505)
General and administrative expense			(64,066)
Litigation settlement			2,310
Interest and other income			13,199
Gain on extinguishment of debt			3,270
Gain on deconsolidation			47,879
Income tax provision			(894)
Equity in earnings of unconsolidated affiliates			11,865
Net income			$3,204
Total assets	$1,546,610	$859,295	$2,405,905
Capital expenditures (5)	$22,020	$20,246	$42,266

Year Ended December 31, 2022 (Successor)	Malls (1)	All Other (2)	Total
Revenues (3)	$485,014	$77,997	$563,011
Property operating expenses (4)	(174,593)	(17,137)	(191,730)
Interest expense	(142,015)	(75,327)	(217,342)
Gain on sales of real estate assets	—	5,345	5,345
Other expense	—	(834)	(834)
Segment profit (loss)	$168,406	$(9,956)	158,450
Depreciation and amortization			(256,310)
General and administrative expense			(67,215)
Litigation settlement			304
Interest and other income			4,938
Gain on extinguishment of debt			7,344
Loss on available-for-sale securities			(39)
Reorganization items, net			298
Loss on impairment			(252)
Gain on deconsolidation			36,250
Income tax provision			(3,079)
Equity in earnings of unconsolidated affiliates			19,796
Net loss			$(99,515)
Total assets	$1,695,813	$982,430	$2,678,243
Capital expenditures (5)	$28,744	$14,200	$42,944

For the Period from November 1, 2021 through December 31, 2021 (Successor)	Malls (1)	All Other (2)	Total
Revenues (3)	$95,057	$13,789	$108,846
Property operating expenses (4)	(29,801)	(2,636)	(32,437)
Interest expense	(181,300)	(14,188)	(195,488)
Gain (loss) on sales of real estate assets	20	(23)	(3)
Other expense	—	(3)	(3)
Segment loss	$(116,024)	$(3,061)	(119,085)
Depreciation and amortization			(49,504)
General and administrative expense			(9,175)
Litigation settlement			118
Interest and other income			510
Gain on deconsolidation			19,126
Reorganization items			(1,403)
Income tax benefit			5,885
Equity in earnings of unconsolidated affiliates			797
Net loss			$(152,731)
Total assets	$1,961,061	$984,918	$2,945,979
Capital expenditures (5)	$3,415	$1,368	$4,783

Period from January 1, through October 31, 2021 (Predecessor)	Malls (1)	All Other (2)	Total
Revenues (3)	$411,280	$56,749	$468,029
Property operating expenses (4)	(143,018)	(12,991)	(156,009)
Interest expense	(70,275)	(2,140)	(72,415)
Gain on sales of real estate assets	6,063	6,124	12,187
Other expense	(65)	(680)	(745)
Segment profit	$203,985	$47,062	251,047
Depreciation and amortization			(158,574)
General and administrative expense			(43,160)
Litigation settlement			932
Interest and other income			2,055
Reorganization items, net			(435,162)
Gain on deconsolidation			55,131
Loss on impairment			(146,781)
Income tax provision			(1,078)
Equity in losses of unconsolidated affiliates			(10,823)
Net loss			$(486,413)
Capital expenditures (5)	$21,662	$8,862	$30,524

(1)
The Malls category includes malls, lifestyle centers and outlet centers.
(2)
The All Other category includes open-air centers, outparcels, office buildings, hotels, self-storage facilities, corporate-level debt and the Management Company.
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

NOTE 12. SUPPLEMENTAL AND NONCASH INFORMATION

The Company’s noncash investing and financing activities for the years ended December 31, 2023 and 2022, the Successor period from November 1, 2021 to December 31, 2021, and the Predecessor period from January 1, 2021 to October 31, 2021 were as follows:

	Successor			Predecessor
	Year Ended December 31,		Period from November 1, through December 31,	Period from January 1, through October 31,
	2023	2022	2021	2021
Additions to real estate assets accrued but not yet paid	$8,749	$9,242	$11,108	$11,066
Accrued dividends and distributions payable	—	70,058	—	—
Deconsolidation upon loss of control (1):
Decrease in real estate assets	(14,419)	(18,810)	(12,873)	(84,860)
Decrease in mortgage and other indebtedness	63,339	56,226	27,733	134,354
Decrease in operating assets and liabilities	6,409	5,686	4,266	5,808
Decrease in intangible lease and other assets	(7,450)	(6,852)	—	(171)
Settlement of mortgage debt obligations (2):
Decrease in mortgage and other indebtedness	3,270	3,857	—	—
Decrease in operating assets and liabilities	—	3,487	—	—
Conversion of exchangeable notes:
Decrease in mortgage and other indebtedness	—	150,000	—	—
Decrease in operating assets and liabilities	—	2,537	—	—
Increase in shareholders' equity	—	(152,537)	—	—
(1)
See Note 7 for more information.
(2)
See Note 8 for more information.

NOTE 13. RELATED PARTY TRANSACTIONS

The Management Company provides management, development and leasing services to the Company’s unconsolidated affiliates and other affiliated partnerships. The Successor Company recognized revenues for these services in the amount of $7,169, $6,449 and $1,136 for the years ended December 31, 2023 and 2022 and for the period November 1, 2021 through December 31, 2021, respectively. The Predecessor Company recognized revenues for these services in the amount of $4,965 for the period from January 1, 2021 through October 31, 2021.

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

The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying consolidated balance sheets as of December 31, 2023 and 2022:

	As of December 31, 2023						Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership	Maximum Guaranteed Amount	Debt Maturity Date (1)		December 31, 2023	December 31, 2022
West Melbourne I, LLC - Phase I	50%	$35,337	50%	$17,669	Feb-2025	(2)	$177	$185
West Melbourne I, LLC - Phase II	50%	11,106	50%	5,553	Feb-2025	(2)	56	59
Port Orange I, LLC	50%	47,148	50%	23,574	Feb-2025	(2)	236	247
Ambassador Infrastructure, LLC	65%	5,749	100%	5,749	Mar-2025		57	70
CBL-TRS Med OFC Holding, LLC (3)	50%	83	100%	3,895	Jun-2030		19	—
Total guaranty liability							$545	$561
(1)
Excludes any extension options.
(2)
These loans have a one-year extension option at the joint venture’s election.
(3)
The Operating Partnership has guaranteed the construction debt of CBL DMC I, LLC, a joint venture in which CBL-TRS Med OFC Holding, LLC owns a 50% interest.

For the years ended December 31, 2023 and 2022 and for the period November 1, 2021 through December 31, 2021, the Successor Company evaluated each guaranty, listed in the table above, individually by looking at the debt service ratio, cash flow forecasts and the performance of each loan. The result of the analysis was that each loan is current. The Successor Company did not record a credit loss related to the guarantees listed in the table above for the years ended December 31, 2023 and 2022 and for the period from November 1, 2021 through December 31, 2021.

For the period from January 1, 2021 through October 31, 2021, the Predecessor Company evaluated each guaranty, listed in the table above, individually by looking at the debt service ratio, cash flow forecasts, the performance of each loan and, where applicable, the collateral value in relation to the outstanding amount of the loan. The result of the analysis was that each loan is current, performing and, where applicable, the collateral value was greater than the outstanding amount of the loan. The Predecessor Company did not record a credit loss related to the guarantees listed in the table above for the period from January 1, 2021 through October 31, 2021.

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

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments. The estimated fair value of mortgage and other indebtedness was $1,806,486 and $1,833,992 at December 31, 2023 and 2022, respectively. The fair value was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently.

Fair Value Measurements on a Recurring Basis

The following table sets forth information regarding the Successor Company's interest rate swap that was designated as a cash flow hedge of interest risk for the year ended December 31, 2023:

		Fair Value Measurements at Reporting Date Using
Asset	Fair Value at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap	$338	$—	$338	$—

During the year ended December 31, 2023, the Successor Company has continued to reinvest the cash from maturing U.S. Treasury securities into new U.S. Treasury securities. The Successor Company designated the U.S. Treasury securities as available-for-sale (“AFS”). The below table sets forth information regarding the Successor Company’s AFS securities that were measured at fair value. Subsequent to December 31, 2023, the Successor Company redeemed U.S. Treasury securities. See Note 20 for additional information.

AFS Security (1)	Amortized Cost	Allowance for credit losses (2)	Total unrealized gain	Fair value as of December 31, 2023 (3)
U.S. Treasury securities	$261,869	$—	$273	$262,142
(1)
The U.S. Treasury securities have maturities through July 2024.
(2)
U.S Treasury securities have a long history with no credit losses. Additionally, the Company notes that U.S Treasury securities are explicitly fully guaranteed by a sovereign entity that can print its own currency and that the sovereign entity’s currency is routinely held by central banks and other major financial institutions, is used in international commerce, and commonly viewed as a reserve currency, all of which qualitatively indicate that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. Therefore, the Successor Company did not record expected credit losses for its U.S Treasury securities for the year ended December 31, 2023.
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

Long-lived Assets Measured at Fair Value in 2023

During the year ended December 31, 2023, the Successor Company adjusted the negative equity in WestGate Mall and Alamance Crossing East to zero upon deconsolidation, which represents the estimated fair value of the Successor Company's investment in these properties. See Note 7 for more information.

Long-lived Assets Measured at Fair Value in 2022

During the year ended December 31, 2022, the Successor Company adjusted the negative equity in Greenbrier Mall to zero upon deconsolidation, which represented the estimated fair value of the Successor Company’s investment in that property. See Note 7 for more information.

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

During the period from November 1, 2021 through December 31, 2021, the Successor Company adjusted the negative equity in EastGate Mall to zero upon deconsolidation, which represented the estimated fair value of the Company’s investment in that property. During the period from January 1, 2021 through October 31, 2021, the Predecessor Company adjusted the negative equity in each of Asheville Mall and Park Plaza to zero upon deconsolidation, which represented the estimated fair values of the Company’s investments in these properties. See Note 7 for additional information.

NOTE 16. SHARE-BASED COMPENSATION

Successor Company

2021 Equity Incentive Plan

Following the Effective Date, the board of directors of the Successor Company adopted the CBL & Associates Properties, Inc. 2021 Equity Incentive Plan (the “EIP”). The EIP authorizes the grant of equity awards to eligible participants based on the new common stock, in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards. Awards under the EIP may be granted to officers, employees, directors, consultants and independent contractors of the reorganized company. Initially, 3,222,222 shares of new common stock were available under the EIP. The initial amount of new common stock authorized for awards under the EIP is subject to an annual increase of a number of shares equal to 3% of the number of shares of new common stock issued and outstanding at the end of the relevant calendar year (beginning January 2023), or such lesser amount as the board of directors may determine. Pursuant to this provision, the board of directors approved an increase of 953,403 shares in January 2023 and determined that no additional shares would be added in January 2024. As of December 31, 2023, there were 3,120,492 shares available under the EIP. The Plan is administered by the compensation committee of the board of directors, which determines the participants who will be granted awards under the EIP and the terms and conditions of EIP awards.

In accordance with the provisions of ASU 2016-09, which are designed to simplify the accounting for share-based payments transactions, the Successor Company accounts for forfeitures of share-based payments as they occur rather than estimating them in advance.

Restricted Stock Awards

Restricted stock awards granted to the Successor Company’s executive officers vest annually over a three-year or four-year period as defined in the award. Restricted stock awards granted to the Successor Company’s non-executive officers vest annually over a three-year period. Restricted stock awards granted to the Successor Company’s non-employee directors vest over a one-year period, with restrictions expiring each January. The grantee generally has all the rights of a stockholder during the vesting/restricted period, including the right to receive dividends on the same basis and at the same rate as all other outstanding shares of common stock and the right to vote such shares on any matter on which holders of the Successor Company’s common stock are entitled to vote. The shares generally are not transferable during the restricted period, except for any transfers which may be required by law.

A summary of the status of the Company’s nonvested restricted stock awards as of December 31, 2023, and changes during the year ended December 31, 2023, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested at January 1, 2023	662,875	$27.42
Granted	387,568	$26.03
Vested	(446,710)	$26.78
Forfeited	(12,780)	$26.13
Nonvested at December 31, 2023	590,953	$27.02

Compensation expense is recognized on a straight-line basis over the requisite service period. The share-based compensation cost related to restricted stock awards was $7,343, $7,400 and $299 for the years ended December 31, 2023 and 2022 and the period from November 1, 2021 through December 31, 2021, respectively. Share-based compensation cost resulting from share-based awards is recorded at the Management Company, which is a taxable entity.

The total grant-date fair value of restricted stock awards granted during the years ended December 31, 2023 and 2022 and the period from November 1, 2021 through December 31, 2021 was $10,086, $3,095 and $21,642, respectively. The total fair value of restricted stock awards that vested during the years ended December 31, 2023 and 2022 was $11,090 and $5,306, respectively. No restricted stock awards vested during the period from November 1, 2021 through December 31, 2021.

As of December 31, 2023, there was $13,577 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the EIP, which is expected to be recognized over a weighted-average period of 1.9 years.

Performance Stock Unit Awards

In February 2022, the compensation committee approved the terms of new awards of PSUs. The PSUs are earned over a four-year performance period aligned with fiscal years 2022 (includes the Successor period from November 1, 2021 through December 31, 2021) through 2025, with one-quarter of the PSUs assigned to each fiscal year within the four-year performance period. The number of PSUs earned for each fiscal year within the four-year performance period will be determined based on the achievement of both (i) a quantitative total market return goal and (ii) a Company-specific stated goal, for such fiscal year.

In February 2023, the compensation committee established a long-term incentive program (“LTIP”) under the EIP and approved 2023 LTIP awards consisting of both a PSU component (55% - 60% of the LTIP award) and a restricted stock award component (40% - 45% of the LTIP award). The amount of common stock that may be issued for the PSU component upon the conclusion of the applicable three-year performance period will be determined by two measures: (i) a portion (40%) of the number of shares issued will be determined based on the Company’s achievement of specified levels of long-term relative total stockholder return (“TSR”) performance (stock price appreciation plus aggregate dividends) versus the Retail Sector Component (excluding companies comprising the Free-Standing Subsector) of the FTSE NAREIT All Equity REIT Index, provided that at least a “Threshold” level must be attained for any shares to be received, and (ii) a portion (60%) of such number of shares issued will be determined based on the Company’s absolute TSR performance over such period, provided again that at least a “Threshold” level must be attained for any shares to be received. The restricted stock award component consists of time-vesting restricted stock, of which a third of the award vests annually over the three-year performance period.

Compensation cost for the PSUs granted in February 2023 is recognized on a straight-line basis over the service period since it is longer than the performance period. The resulting expense is recorded regardless of whether any PSU awards are earned as long as the required service period is met. For the PSUs granted in February 2022, each quarter, management assesses the probability that the measures associated with the Company's outstanding PSU awards will be attained. The Company begins recognizing compensation expense on a straight-line basis over the remaining service period once the PSU award measures are deemed probable of achievement. Share-based compensation expense related to the 2022 and 2023 PSUs granted under the EIP was $5,639 and $4,485 for the years ended December 31, 2023 and 2022, respectively. The unrecognized compensation expense related to the 2022 and 2023 PSUs was $12,807 as of December 31, 2023, which is expected to be recognized over a weighted-average period of 2.4 years.

A summary of the status of the Company’s outstanding PSU awards as of December 31, 2023, and changes during the year ended December 31, 2023, are presented below:

	PSUs	Weighted- Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2023	607,128	$24.69
2023 PSUs granted	157,789	$38.79
Incremental PSUs granted (1)	47,432	$23.00
Vested	(197,749)	$24.75
Forfeited	(51,019)	$24.87
Outstanding at December 31, 2023	563,581	$28.65
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

The following table summarizes the assumptions used in the Monte Carlo simulation pricing model related to the Successor Company’s PSUs:

	2023 PSUs	2022 PSUs
Grant date	February 17, 2023	February 16, 2022
Fair value per share on valuation date (1)	$38.79	$24.67
Risk-free interest rate (2)	4.37%	1.85%
Expected share price volatility (3)	62.50%	65.00%
(1)
The value of the PSU awards are estimated on the date of grant using a Monte Carlo simulation model. For the 2023 PSUs, the valuation consists of computing the fair value using CBL's simulated stock price as well as TSR over a three-year performance period. The award is modeled as a contingent claim in that the expected return on the underlying shares is risk-free and the rate of discounting the payoff of the award is also risk-free. The weighted-average fair value per share related to the 2023 PSUs consists of 63,114 shares at a fair value of $40.64 per share (which relates to the relative TSR) and 94,675 shares at a fair value of $37.55 per share (which relates to absolute TSR). For the 2022 PSUs, the valuation consists of computing the fair value using CBL's simulated stock price as well as TMR for each performance period. The award is modeled as a contingent claim in that the expected return on the underlying shares is risk-free and the rate of discounting the payoff of the award is also risk-free.
(2)
The risk-free interest rate was based on the yield curve on zero-coupon U.S. Treasury securities in effect as of the valuation date, which is the grant date listed above.
(3)
For the 2023 PSUs, the computation of expected volatility was based on the historical volatility of CBL's shares of common stock based on annualized daily total continuous returns over a three-year period and implied volatility data based on the trailing month average of daily implied volatilities implied by stock call option contracts that were both closest to the terms shown and closest to the money. For the 2022 PSUs, the computation of expected volatility was based on the historical volatility of the share prices of comparable, publicly traded companies and given the Company's risk profile and leverage relative to the comparable, publicly traded companies. The Company's historical volatility was not relied upon given the Company's limited trading history since the Effective Date.

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

Restricted Stock Awards

Under the 2012 Plan, common stock could be awarded either alone, in addition to, or in tandem with other granted stock awards. The compensation committee had the authority to determine eligible persons to whom common stock would be awarded, the number of shares to be awarded and the duration of the vesting period, as defined. Generally, an award of common stock vested either immediately at grant or in equal installments over a period of five years. Stock awarded to independent directors was fully vested upon grant; however, the independent directors could not transfer such shares during their board term. The compensation committee could also provide for the issuance of common stock under the 2012 Plan on a deferred basis pursuant to deferred compensation arrangements. The fair value of common stock awarded under the 2012 Plan was determined based on the market price of CBL’s common stock on the grant date and the related compensation expense was recognized over the vesting period on a straight-line basis.

As of the Effective Date and pursuant to the 2012 Plan, nonvested restricted stock of the Predecessor Company was deemed vested and the 2012 Plan was terminated. A summary of the Predecessor Company’s restricted stock awards as of October 31, 2021, and changes during the period from January 1, 2021 through October 31, 2021, is presented below:

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

The total fair value of shares vested during 2021 was $220.

Long-Term Incentive Program

The Predecessor Company had an LTIP (the "Predecessor LTIP") for its named executive officers, which consisted of PSU awards and annual restricted stock awards, that could be issued under the 2012 Plan. The number of shares related to the PSU awards that each named executive officer could receive upon the conclusion of a three-year performance period was determined based on the Company's achievement of specified levels of long-term TSR performance relative to the NAREIT Retail Index, provided that at least a "Threshold" level must be attained for any shares to be earned.

Annual Restricted Stock Awards

Under the Predecessor LTIP, annual restricted stock awards consisted of shares of time-vested restricted stock awarded based on a qualitative evaluation of the performance of the Company and the named executive officer during the fiscal year. Annual restricted stock awards under the Predecessor LTIP, which are included in the totals reflected in the preceding table, vested 25% on the date of grant with the remainder vesting in three equal annual installments. Outstanding restricted stock, and related grant/vesting/forfeiture activity during the Predecessor period from January 1, 2021, through October 31, 2021 for awards made to named executive officers under the Predecessor LTIP, is included in the information presented in the table above.

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
NOTE 17. EMPLOYEE BENEFIT PLANS

401(k) Plan

The Management Company maintains a 401(k) profit sharing plan, which is qualified under Section 401(a) and Section 401(k) of the Code to cover employees of the Management Company. All employees who have attained the age of 21 and have completed at least two months of service are eligible to participate in the plan. The plan provides for employer matching contributions on behalf of each participant equal to 50% of the portion of such participant’s contribution that does not exceed 2.5% of such participant’s annual gross salary for the plan year. Additionally, the Management Company has the discretion to make additional profit-sharing-type contributions not related to participant elective contributions. Total contributions by the Management Company for the years ended December 31, 2023 and 2022 and the period from November 1, 2021 through December 31, 2021 (Successor) were $890, $823 and $97, respectively. Total contributions by the Management Company for the Predecessor period January 1, 2021 through October 31, 2021 were $658.

NOTE 18. EMERGENCE FROM VOLUNTARY REORGANIZATION UNDER CHAPTER 11

Voluntary Reorganization Under Chapter 11

On August 18, 2020, the Company entered into a Restructuring Support Agreement, (the “Original RSA”) with the Consenting Noteholders representing in excess of 62%, including joining noteholders pursuant to joinder agreements, of the $450,000 of senior unsecured notes issued by the Operating Partnership in November 2013 that bear interest at 5.25% and mature on December 1, 2023 (the “2023 Notes”), the $300,000 of senior unsecured notes issued by the Operating Partnership in October 2014 that bear interest at 4.60% and mature on October 15, 2024 (the “2024 Notes”) and the $625,000 of senior unsecured notes issued by the Operating Partnership in December 2016 and September 2017 that bear interest at 5.95% and mature on December 15, 2026 (the “2026 Notes” and, collectively with the 2023 Notes and 2024 Notes, the "Notes") .

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

On May 6, 2022, the Company filed a resale registration statement on Form S-11 covering the offer and sale, from time to time, of up to 12,380,260 shares of common stock by the selling shareholders named therein, pursuant to the requirements of the registration rights agreement. On June 9, 2023, the Company filed a post-effective amendment to convert the Form S-11 to a Form S-3 resale registration statement, which was declared effective by the SEC on June 22, 2023. The Company will not receive any proceeds from resales of shares of common stock by the selling shareholders pursuant to this registration statement.

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

NOTE 20. SUBSEQUENT EVENTS

In February 2024, the Company redeemed U.S. Treasury securities and used the proceeds to payoff the $15,190 loan secured by Brookfield Square Anchor Redevelopment.

On February 12, 2024, the Company's board of directors declared a $0.40 per share regular quarterly dividend.

In February 2024, the Company repurchased 59,411 shares of common stock at a total cost of $1,419, which includes $2 in commissions, under the share repurchase program.

Schedule III

CBL & ASSOCIATES PROPERTIES, INC.

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

At December 31, 2023

(In thousands)

			Initial Cost (1)					Gross Carry Amounts at Close of Period
Description /Location	Encumbrances (2)		Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Fresh Start Adjustments	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
MALLS:
Alamance Crossing West Burlington, NC	$18,445		$8,344	$19,549	$240	$(3,962)	$(11,969)	$6,242	$5,960	$12,202	$(935)	2007
Arbor Place Atlanta (Douglasville), GA	93,452		8,508	95,088	28,211	—	(89,396)	3,050	39,361	42,411	(7,468)	1998-1999
Brookfield Square Brookfield, WI	15,339		8,996	78,533	100,088	(5,208)	(146,235)	10,284	25,890	36,174	(6,900)	2001
CherryVale Mall Rockford, IL	—	(5)	11,892	64,117	56,309	(1,667)	(113,543)	5,360	11,748	17,108	(4,243)	2001
Cross Creek Mall Fayetteville, NC	92,363		19,155	104,378	33,451	—	(49,534)	4,372	103,078	107,450	(15,890)	2003
Dakota Square Mall Minot, ND	—		4,552	87,625	27,451	—	(96,630)	5,179	17,819	22,998	(2,883)	2012
East Towne Mall Madison, WI	—	(5)	4,496	63,867	64,119	(909)	(123,012)	4,413	4,148	8,561	(2,309)	2002
Eastland Mall Bloomington, IL	—		5,746	75,893	(71,318)	(753)	(5,600)	1,921	2,047	3,968	(629)	2005
Fayette Mall Lexington, KY	119,303		25,205	84,256	108,443	—	(87,361)	11,203	119,340	130,543	(13,958)	2001
Frontier Mall Cheyenne, WY	—	(5)	2,681	15,858	21,574	(83)	(31,588)	3,715	4,727	8,442	(1,441)	1984-1985
Hamilton Place Chattanooga, TN	91,649		3,532	42,619	54,812	(2,933)	(35,984)	9,091	52,955	62,046	(8,232)	1986-1987
Hanes Mall Winston-Salem, NC	—	(5)	17,176	133,376	50,944	(1,767)	(147,963)	13,968	37,798	51,766	(6,215)	2001
Harford Mall Bel Air, MD	—		8,699	45,704	17,714	—	(65,736)	4,582	1,799	6,381	(736)	2003
Imperial Valley Mall El Centro, CA	—	(5)	35,378	71,753	3,836	—	(92,019)	4,810	14,138	18,948	(3,455)	2012
Jefferson Mall Louisville, KY	53,526		13,125	40,234	28,046	(521)	(70,099)	4,625	6,160	10,785	(2,731)	2001
Kirkwood Mall Bismarck, ND	—	(5)	3,368	118,945	40,569	—	(126,278)	8,114	28,490	36,604	(3,767)	2012
Laurel Park Place Livonia, MI	—		13,289	92,579	(97,644)	—	(3,630)	751	3,843	4,594	(1,258)	2005
Layton Hills Mall Layton, UT	—	(5)	20,464	99,836	(13,356)	(1,165)	(74,968)	10,261	20,550	30,811	(2,590)	2005
Mall del Norte Laredo, TX	—	(5)	21,734	142,049	58,203	(149)	(148,232)	13,875	59,730	73,605	(8,760)	2004

Schedule III

CBL & ASSOCIATES PROPERTIES, INC.

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

At December 31, 2023

(In thousands)

			Initial Cost (1)					Gross Carry Amounts at Close of Period
Description /Location	Encumbrances (2)		Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Fresh Start Adjustments	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
Mayfaire Town Center Wilmington, NC	$—	(5)	$26,333	$101,087	$23,578	$—	$(107,804)	$7,165	$36,029	$43,194	$(6,550)	2015
Meridian Mall Lansing, MI	—		2,797	103,678	62,528	—	(150,764)	8,573	9,666	18,239	(3,286)	1998
Mid Rivers Mall St. Peters, MO	—		16,384	170,582	(134,795)	(4,174)	(27,787)	9,191	11,019	20,210	(3,285)	2007
Monroeville Mall Pittsburgh, PA	—		22,911	177,214	(136,413)	—	(36,624)	12,379	14,709	27,088	(3,457)	2004
Northgate Mall Chattanooga, TN	—	(5)	2,330	8,960	24,019	(492)	(23,815)	3,413	7,589	11,002	(1,389)	2011
Northpark Mall Joplin, MO	—		9,977	65,481	39,737	—	(99,164)	7,084	8,947	16,031	(2,759)	2004
Northwoods Mall North Charleston, SC	54,086		14,867	49,647	30,358	(2,339)	(52,958)	9,402	30,173	39,575	(6,638)	2001
Old Hickory Mall Jackson, TN	—		15,527	29,413	(32,628)	(362)	(9,431)	800	1,719	2,519	(822)	2001
The Outlet Shoppes at Gettysburg Gettysburg, PA	20,646		20,779	22,180	(29,702)	—	(47)	7,822	5,388	13,210	(1,707)	2012
The Outlet Shoppes at Laredo Laredo, TX	33,780		11,000	97,353	(65,798)	—	(26,318)	3,741	12,496	16,237	(1,588)	2017
Parkdale Mall and Crossing Beaumont, TX	58,216		22,060	29,842	(5,155)	(874)	(21,766)	11,364	12,743	24,107	(3,748)	2001
Parkway Place Huntsville, AL	—		6,364	67,067	8,006	—	(43,144)	10,067	28,226	38,293	(4,678)	2010
Pearland Town Center Pearland, TX	—	(5)	16,300	108,615	25,794	(857)	(106,531)	16,896	26,425	43,321	(4,826)	2008
Post Oak Mall College Station, TX	—	(5)	3,936	48,948	17,570	(327)	(52,738)	6,206	11,183	17,389	(2,481)	1984-1985
Richland Mall Waco, TX	—	(5)	9,874	34,793	24,912	(1,225)	(44,167)	8,793	15,394	24,187	(3,147)	2002
South County Center St. Louis, MO	—		15,754	159,249	2,978	—	(160,681)	11,165	6,135	17,300	(2,802)	2007
Southaven Towne Center Southaven, MS	—	(5)	14,315	29,380	1,680	—	(27,929)	10,163	7,283	17,446	(1,253)	2005
Southpark Mall Colonial Heights, VA	51,719		9,501	73,262	30,724	—	(102,613)	4,193	6,681	10,874	(1,571)	2003
St. Clair Square Fairview Heights, IL	—		11,027	75,620	36,384	—	(82,113)	8,150	32,768	40,918	(6,017)	1996
Stroud Mall Stroudsburg, PA	—		14,711	23,936	(24,533)	—	(5,698)	2,942	5,474	8,416	(1,517)	1998
Sunrise Mall Brownsville, TX	—	(5)	11,156	59,047	15,624	—	(45,064)	14,999	25,764	40,763	(7,342)	2003
Turtle Creek Mall Hattiesburg, MS	—	(5)	2,345	26,418	18,631	—	(26,937)	3,977	16,480	20,457	(4,108)	1993-1995
Valley View Mall Roanoke, VA	—	(5)	15,985	77,771	23,960	—	(89,309)	9,499	18,908	28,407	(4,195)	2003

Schedule III

CBL & ASSOCIATES PROPERTIES, INC.

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

At December 31, 2023

(In thousands)

			Initial Cost (1)					Gross Carry Amounts at Close of Period
Description /Location	Encumbrances (2)		Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Fresh Start Adjustments	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
Volusia Mall Daytona Beach, FL	$36,613		$2,526	$120,242	$21,689	$(222)	$(128,334)	$10,856	$5,045	$15,901	$(1,883)	2004
West Towne Mall Madison, WI	—	(5)	8,912	83,084	45,324	—	(84,533)	14,623	38,164	52,787	(7,094)	2002
Westmoreland Mall Greensburg, PA	—	(5)	4,621	84,215	35,926	(1,240)	(107,620)	6,389	9,513	15,902	(4,437)	2002
York Galleria York, PA	—		5,757	63,316	23,683	—	(84,499)	1,767	6,490	8,257	(2,435)	1995
OTHER PROPERTIES:
840 Greenbrier Circle Chesapeake, VA	—		2,096	3,091	2,073	—	(1,626)	1,387	4,247	5,634	(358)	2007
Annex at Monroeville Pittsburgh, PA	—		—	29,496	599	—	(25,862)	1,454	2,779	4,233	(1,097)	2004
CBL Center Chattanooga, TN	—		1,332	24,675	2,622	—	(17,030)	3,081	8,518	11,599	(1,102)	2001
CBL Center II Chattanooga, TN	—		22	13,648	1,333	—	(9,880)	965	4,158	5,123	(354)	2008
CoolSprings Crossing Nashville, TN	17,651		2,803	14,985	(2,843)	—	(10,291)	2,969	1,685	4,654	(458)	1991-1993
CoolSprings JC Penney Franklin, TN	—		3,573	2,193	—	—	—	3,573	2,193	5,766	(104)	2022
Courtyard at Hickory Hollow Nashville, TN	4,568		3,314	2,771	482	(231)	(1,181)	1,844	3,311	5,155	(425)	1998
Frontier Square Cheyenne, WY	2,915		346	684	955	(86)	612	904	1,607	2,511	(196)	1985
Gunbarrel Pointe Chattanooga, TN	16,660		4,170	10,874	4,490	—	(5,974)	8,099	5,461	13,560	(708)	2000
Hamilton Corner Chattanooga, TN	16,638		630	5,532	8,646	—	(2,368)	4,981	7,459	12,440	(872)	1986-1987
Hamilton Crossing Chattanooga, TN	11,688		4,014	5,906	7,416	(1,370)	(5,550)	5,300	5,116	10,416	(666)	1987
Harford Annex Bel Air, MD	13,222		3,117	9,718	1,312	—	(2,430)	3,117	8,600	11,717	(813)	2003
The Landing at Arbor Place Atlanta (Douglasville), GA	5,786		7,238	14,330	3,189	(2,242)	(18,627)	1,587	2,301	3,888	(545)	1998-1999
Layton Convenience Center Layton, UT (5)	—	(5)	—	8	3,215	—	1,947	3,574	1,596	5,170	(444)	2005
Layton Hills Plaza Layton, UT	—	(5)	—	2	1,029	—	1,243	826	1,448	2,274	(187)	2005
Parkdale Corner Beaumont, TX	4,161		1,255	2,657	1	—	(896)	1,305	1,712	3,017	(214)	2002
Pearland Office Pearland, TX	—	(5)	—	7,849	2,443	—	(3,210)	—	7,082	7,082	(1,317)	2009
The Plaza at Fayette Lexington, KY	23,534		9,531	27,646	1,269	—	(28,520)	2,527	7,399	9,926	(2,301)	2006

Schedule III

CBL & ASSOCIATES PROPERTIES, INC.

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

At December 31, 2023

(In thousands)

			Initial Cost (1)					Gross Carry Amounts at Close of Period
Description /Location	Encumbrances (2)		Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Fresh Start Adjustments	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
The Promenade D'lberville D'lberville, MS	$—		$16,278	$48,806	$28,703	$(706)	$(53,513)	$8,728	$30,840	$39,568	$(6,167)	2009
The Shoppes at Hamilton Place Chattanooga, TN	19,023		5,837	16,326	773	—	(10,827)	5,061	7,048	12,109	(1,514)	2003
The Shoppes at St. Clair Square Fairview Heights, IL	16,835		8,250	23,623	739	(5,044)	(19,688)	2,782	5,098	7,880	(674)	2007
Sunrise Commons Brownsville, TX	8,665		1,013	7,525	2,024	—	(2,845)	3,503	4,214	7,717	(578)	2003
The Terrace Chattanooga, TN	17,651		4,166	9,929	11,072	—	(9,404)	8,981	6,782	15,763	(793)	1997
West Towne Crossing Madison, WI	20,273		1,784	2,955	7,715	—	4,227	5,830	10,851	16,681	(922)	1998
WestGate Crossing Spartanburg, SC	7,741		1,082	3,422	7,886	—	(5,426)	2,047	4,917	6,964	(716)	1997
Westmoreland Crossing Greensburg, PA	—	(5)	2,898	21,167	9,320	—	(23,389)	3,119	6,877	9,996	(3,915)	2002
OUTPARCELS:							—			—
Outparcel properties	197,904		36,096	89,748	60,878	—	683	97,867	89,538	187,405	(10,769)	Various
DISPOSITIONS:										—
Westgate Mall Spartanburg, SC	—		2,149	23,257	43,429	(432)	(68,403)	—	—	—	—	1995
Alamance Crossing Burlington, NC	—		12,509	43,303	32,992	(3,962)	(84,842)	—	—	—	—	2007
Other	—		39,662	19,125	(10,155)	(5,715)	12,653	52,345	3,225	55,570	(410)	Various
Developments in progress consisting of construction and development properties	—		—	—	8,900	—	—	—	8,900	8,900	—
TOTALS	$1,144,052		$729,554	$3,951,910	$838,280	$(51,017)	$(3,658,582)	$585,191	$1,224,954	$1,810,145	$(228,034)

(1)
Initial cost represents the total cost capitalized including carrying cost at the end of the first fiscal year in which the property opened or was acquired.
(2)
Encumbrances represent the outstanding balance of the mortgage and other indebtedness balance at December 31, 2023, excluding debt discounts, if applicable.
(3)
The aggregate cost of land and buildings and improvements for federal income tax purposes is approximately $6.408 billion.
(4)
Depreciation for all properties is computed over the useful life which is generally 30 - 40 years for buildings, 10 - 20 years for certain improvements and 5 - 10 years for equipment and fixtures.
(5)
Encumbered by the secured term loan.

Schedule III

CBL & ASSOCIATES PROPERTIES, INC.

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

At December 31, 2023

(In thousands)

The changes in real estate assets and accumulated depreciation for the Successor years ended December 31, 2023 and 2022, the Successor period ended December 31, 2021 and the Predecessor period ended October 31, 2021 (in thousands):

	Successor			Predecessor
	As of December 31,			As of October 31,
	2023	2022	2021	2021
REAL ESTATE ASSETS:
Balance at beginning of period	$1,800,888	$1,789,055	$1,797,332	$5,859,113
Additions during the period:
Additions and improvements	42,267	37,080	5,599	31,278
Acquisitions of real estate assets	—	5,766	—	—
Deductions during the period:
Disposals, deconsolidations and accumulated depreciation on impairments	(33,010)	(30,752)	(13,876)	(250,136)
Fresh start accounting adjustments	—	—	—	(3,683,547)
Transfers from real estate assets	—	(261)	—	(11,209)
Impairment of real estate assets	—	—	—	(148,167)
Balance at end of period	$1,810,145	$1,800,888	$1,789,055	$1,797,332

ACCUMULATED DEPRECIATION:
Balance at beginning of period	$136,901	$19,937	$—	$2,241,421
Depreciation expense	104,153	123,695	20,543	152,973
Fresh start accounting adjustments	—	—	—	(2,252,275)
Transfers from real estate assets	—	15	—	—
Accumulated depreciation on real estate assets sold, retired, deconsolidated or impaired	(13,020)	(6,746)	(606)	(142,119)
Balance at end of period	$228,034	$136,901	$19,937	$—

Schedule IV

CBL & ASSOCIATES PROPERTIES, INC.

MORTGAGE NOTES RECEIVABLE ON REAL ESTATE

At December 31, 2023

(In thousands)

The changes in mortgage notes receivable were as follows (in thousands):

	Successor			Predecessor
	Year Ended December 31,		Period from November 1, 2021 through December 31,	Period from January 1, 2021 through October 31,
	2023	2022	2021	2021
Beginning balance	$—	$—	$—	$1,100
Payments	—	—	—	—
Write-Offs	—	—	—	(1,100)
Ending balance	$—	$—	$—	$—

EXHIBIT INDEX

Exhibit Number	Description
2.1	Chapter 11 Plan of Reorganization, dated as of December 29, 2020 (incorporated by reference from the Company’s Current Report on Form 8-K, filed on December 30, 2020).

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

3.3

Fifth Amended and Restated Bylaws of CBL & Associates Properties, Inc. (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 1, 2023).

4.1

See Second Amended and Restated Certificate of Incorporation of the CBL & Associates Properties, Inc and Fifth Amended and Restated Bylaws of CBL & Associates Properties, Inc relating to the Common Stock, Exhibits 3.1 and 3.2 above.

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

10.2.9	CBL & Associates Properties, Inc. 2021 Equity Incentive Plan† (incorporated by reference from the Company's Current Report on Form 8-K, filed on November 16, 2021).

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

10.2.13

2023 Long Term Incentive Plan under CBL & Associates Properties, Inc. 2021 Equity Incentive Plan † (incorporated by reference from the Company's Current Report on Form 8-K, filed on February 22, 2023).

10.2.14

Form of 2023 LTIP Performance Stock Unit Award Agreement under CBL & Associates Properties, Inc. 2021 Equity Incentive Plan † (incorporated by reference from the Company's Current Report on Form 8-K, filed on February 22, 2023).

10.2.15

Form of 2023 LTIP Stock Restriction Agreement under CBL & Associates Properties, Inc. 2021 Equity Incentive Plan † (incorporated by reference from the Company's Current Report on Form 8-K, filed on February 22, 2023).

10.2.16

Form of Non-Employee Director Annual Award Stock Restriction Agreement under CBL & Associates Properties, Inc. 2021 Equity Incentive Plan † (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 1, 2023).

10.2.17

Form of Second Amended and Restated Employment Agreement entered into November 7, 2023 with certain Company executives [titled Amended and Restated Employment Agreement for the Executive Vice President - Chief Financial Officer] † (incorporated by reference from the Company's Current Report on Form 8-K, filed on November 13, 2023).

10.2.18

CBL & Associates Properties, Inc. Named Executive Officer Annual Incentive Compensation Plan (AIP) (Fiscal Year 2024) † (incorporated by reference from the Company's Current Report on Form 8-K, filed on February 13, 2024).

10.2.19

2024 Long Term Incentive Plan Under CBL & Associates Properties, Inc. 2021 Equity Incentive Plan † (incorporated by reference from the Company's Current Report on Form 8-K, filed on February 13, 2024).

Exhibit Number	Description
10.2.20

Form of 2024 LTIP Performance Stock Unit Award Agreement under CBL & Associates Properties, Inc. 2021 Equity Incentive Plan † (incorporated by reference from the Company's Current Report on Form 8-K, filed on February 13, 2024).

10.2.21

Form of 2024 LTIP Stock Restriction Agreement under CBL & Associates Properties, Inc. 2021 Equity Incentive Plan † (incorporated by reference from the Company's Current Report on Form 8-K, filed on February 13, 2024).

10.3

Form of Director and Officer Indemnification Agreement [updated, includes minor modification to, and replaces, version originally filed as an exhibit to the Company's Current Report on Form 8-K filed on November 2, 2021].

10.4.1	CBL & Associates Properties, Inc. Tier III Post-65 Retiree Program† (incorporated by reference from the Company's Current Report on Form 8-K, filed on November 9, 2012).

10.4.2	CBL & Associates Properties, Inc. Tier 1 Retiree Program † (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 1, 2023).

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

21	Subsidiaries of CBL & Associates Properties, Inc.

23	Consent of Deloitte & Touche LLP.

24	Power of Attorney

31.1	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
31.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	CBL & Associates Properties, Inc. Amended and Restated Clawback Policy

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (Filed herewith.)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents. (Filed herewith.)

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*). (Filed herewith.)

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

Dated: February 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Contis*	Chairman of the Board	February 29, 2024
David J. Contis

/s/ Stephen D. Lebovitz	Director and Chief Executive Officer (Principal Executive Officer)	February 29, 2024
Stephen D. Lebovitz

/s/ Benjamin W. Jaenicke	Executive Vice President - Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2024
Benjamin W. Jaenicke

/s/ Marjorie L. Bowen*	Director	February 29, 2024
Marjorie L. Bowen

/s/ David M. Fields*	Director	February 29, 2024
David M. Fields
/s/ Jeffrey Kivitz*	Director	February 29, 2024
Jeffrey Kivitz
/s/ Robert G. Gifford*	Director	February 29, 2024
Robert G. Gifford
/s/ Michael A. Torres*	Director	February 29, 2024
Michael A. Torres

*By: /s/ Benjamin W. Jaenicke	Attorney-in-Fact	February 29, 2024
Benjamin W. Jaenicke