Form 10-Q
period 2024-03-31
CBL & ASSOCIATES PROPERTIES INC
filed 2024-05-10
CIK 910612

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

As of May 3, 2024, 31,872,406 shares of common stock were outstanding, excluding 34 treasury shares.

CBL & Associates Properties, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1: Condensed Consolidated Financial Statements (Unaudited)

CBL & Associates Properties, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
ASSETS (1)	2024	2023
Real estate assets:
Land	$582,949	$585,191
Buildings and improvements	1,218,746	1,216,054
	1,801,695	1,801,245
Accumulated depreciation	(247,387)	(228,034)
	1,554,308	1,573,211
Developments in progress	7,479	8,900
Net investment in real estate assets	1,561,787	1,582,111
Cash and cash equivalents	60,311	34,188
Restricted cash	66,946	88,888
Available-for-sale securities - at fair value (amortized cost of $235,072 and $261,869 as of March 31, 2024 and December 31, 2023, respectively)	234,998	262,142
Receivables:
Tenant	37,588	43,436
Other	7,246	2,752
Investments in unconsolidated affiliates	77,818	76,458
In-place leases, net	142,683	157,639
Intangible lease assets and other assets	154,439	158,291
	$2,343,816	$2,405,905
LIABILITIES AND EQUITY
Mortgage and other indebtedness, net	$1,860,294	$1,888,803
Accounts payable and accrued liabilities	168,672	186,485
Total liabilities (1)	2,028,966	2,075,288
Shareholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized, 32,033,939 and 31,975,645 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively (excluding 140,034 treasury shares as of March 31, 2024 and excluding 34 treasury shares as of December 31, 2023)	32	32
Additional paid-in capital	716,706	719,125
Accumulated other comprehensive income	726	610
Accumulated deficit	(393,266)	(380,446)
Total shareholders' equity	324,198	339,321
Noncontrolling interests	(9,348)	(8,704)
Total equity	314,850	330,617
	$2,343,816	$2,405,905
(1)
As of March 31, 2024, includes $179,986 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $205,856 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. See Note 7.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
REVENUES:
Rental revenues	$124,027	$130,324
Management, development and leasing fees	1,905	2,434
Other	3,185	3,601
Total revenues	129,117	136,359
EXPENSES:
Property operating	(23,827)	(24,614)
Depreciation and amortization	(38,040)	(53,269)
Real estate taxes	(9,269)	(14,788)
Maintenance and repairs	(9,938)	(11,524)
General and administrative	(20,414)	(19,229)
Loss on impairment	(836)	—
Litigation settlement	68	44
Other	—	(198)
Total expenses	(102,256)	(123,578)
OTHER INCOME (EXPENSES):
Interest and other income	4,004	2,665
Interest expense	(39,812)	(43,524)
Gain on deconsolidation	—	28,151
Gain on sales of real estate assets	3,721	1,596
Income tax benefit	158	101
Equity in earnings (losses) of unconsolidated affiliates	4,594	(1,256)
Total other expenses	(27,335)	(12,267)
Net (loss) income	(474)	514
Net loss (income) attributable to noncontrolling interests in:
Operating Partnership	—	—
Other consolidated subsidiaries	524	1,745
Net income attributable to the Company	50	2,259
Earnings allocable to unvested restricted stock	(259)	(280)
Net (loss) income attributable to common shareholders	$(209)	$1,979
Basic and diluted per share data attributable to common shareholders:
Basic earnings per share	$(0.01)	$0.06
Diluted earnings per share	(0.01)	0.06
Weighted-average basic shares	31,546	31,304
Weighted-average diluted shares	31,546	31,369

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In thousands, except share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net (loss) income	$(474)	$514

Other comprehensive gain (loss):
Unrealized gain on interest rate swap	462	—
Unrealized (loss) gain on available-for-sale securities	(346)	530
Comprehensive (loss) income	(358)	1,044
Comprehensive loss attributable to noncontrolling interests in:
Other consolidated subsidiaries	524	1,745
Comprehensive income attributable to the Company	166	2,789
Earnings allocable to unvested restricted stock	(259)	(280)
Comprehensive (loss) income attributable to common shareholders	$(93)	$2,509

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Equity

(In thousands, except share data)

(Unaudited)

	Equity
	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2022	$32	$710,497	$(1,054)	$(338,934)	$370,541	$(3,412)	$367,129
Net income (loss)	—	—	—	2,259	2,259	(1,745)	514
Other comprehensive income	—	—	530	—	530	—	530
Dividends declared - common stock	—	—	—	(12,024)	(12,024)	—	(12,024)
Issuance of 152,905 shares of restricted common stock	—	—	—	—	—	—	—
Issuance of 133,221 shares of common stock associated with performance stock units, net of shares withheld for tax	—	(1,793)	—	—	(1,793)	—	(1,793)
Amortization of deferred compensation	—	1,843	—	—	1,843	—	1,843
Compensation expense related to performance stock units	—	1,409	—	—	1,409	—	1,409
Distributions to noncontrolling interests	—	—	—	—	—	(3)	(3)
Balance, March 31, 2023	$32	$711,956	$(524)	$(348,699)	$362,765	$(5,160)	$357,605

	Equity
	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2023	$32	$719,125	$610	$(380,446)	$339,321	$(8,704)	$330,617
Net income (loss)	—	—	—	50	50	(524)	(474)
Other comprehensive income	—	—	116	—	116	—	116
Dividends declared - common stock	—	—	—	(12,870)	(12,870)	—	(12,870)
Issuance of 145,352 shares of restricted common stock	—	—	—	—	—	—	—
Issuance of 164,837 shares of common stock associated with performance stock units, net of shares withheld for tax	—	(769)	—	—	(769)	—	(769)
Distributions to noncontrolling interests	—	—	—	—	—	(133)	(133)
Amortization of deferred compensation	—	2,012	—	—	2,012	—	2,012
Compensation expense related to performance stock units	—	1,667	—	—	1,667	—	1,667
Cancellation of 12,484 shares of restricted common stock	—	(292)	—	—	(292)	—	(292)
Repurchases of 239,411 shares of common stock	—	(5,037)	—	—	(5,037)	—	(5,037)
Contributions from noncontrolling interests	—	—	—	—	—	13	13
Balance, March 31, 2024	$32	$716,706	$726	$(393,266)	$324,198	$(9,348)	$314,850

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(474)	$514
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	38,040	53,269
Net amortization of deferred financing costs, discounts on available-for-sale securities and debt discounts	2,459	7,852
Net amortization of intangible lease assets and liabilities	3,449	5,337
Gain on sales of real estate assets	(3,721)	(1,596)
Gain on deconsolidation	—	(28,151)
Write-off of development projects	—	17
Share-based compensation expense	3,679	3,252
Loss on impairment	836	—
Equity in (earnings) losses of unconsolidated affiliates	(4,594)	1,256
Distributions of earnings from unconsolidated affiliates	3,692	3,335
Change in estimate of uncollectable revenues	1,522	(138)
Change in deferred tax accounts	1,331	225
Changes in:
Tenant and other receivables	(356)	7,934
Other assets	(4,295)	(2,667)
Accounts payable and accrued liabilities	(10,830)	(17,264)
Net cash provided by operating activities	30,738	33,175
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(6,846)	(6,729)
Proceeds from sales of real estate assets	6,746	4,622
Purchases of available-for-sale securities	(48,600)	(15,004)
Redemptions of available-for-sale securities	76,445	50,850
Additional investments in and advances to unconsolidated affiliates	(859)	(4,682)
Distributions in excess of equity in earnings of unconsolidated affiliates	494	1,504
Changes in other assets	(576)	(689)
Net cash provided by investing activities	26,804	29,872
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage and other indebtedness	(34,272)	(26,155)
Repurchases of common stock	(5,037)	—
Contributions from noncontrolling interests	13	—
Payment of tax withholdings for restricted stock awards and performance stock units	(1,062)	(1,793)
Distributions to noncontrolling interests	(133)	(3)
Dividends paid to common shareholders	(12,870)	(82,058)
Net cash used in financing activities	(53,361)	(110,009)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	4,181	(46,962)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	123,076	141,949
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$127,257	$94,987
Reconciliation from consolidated statements of cash flows to consolidated balance sheets:
Cash and cash equivalents	$60,311	$22,555
Restricted cash:
Restricted cash	26,968	35,006
Mortgage escrows	39,978	37,426
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$127,257	$94,987

SUPPLEMENTAL INFORMATION
Cash paid for interest, net of amounts capitalized	$34,357	$32,762

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

As of March 31, 2024, the Operating Partnership owned interests in the following properties:

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
(2)
Alamance Crossing is made up of Alamance Crossing East and Alamance Crossing West. Alamance Crossing East was deconsolidated and placed into receivership in connection with the foreclosure process. Alamance Crossing West remains consolidated. The Company views Alamance Crossing as one property and therefore only Alamance Crossing West is reflected in the total count.
(3)
Included in “All Other” for purposes of segment reporting.
(4)
CBL's two consolidated corporate office buildings are included in the Other category.
(5)
The Operating Partnership accounts for these investments using the equity method.

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. As of March 31, 2024, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.00% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 98.98% limited partner interest for a combined interest held by CBL of 99.98%. As of March 31, 2024, third parties owned a 0.02% limited partner interest in the Operating Partnership.

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

The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. All intercompany transactions have been eliminated. The results for the interim period ended March 31, 2024 are not necessarily indicative of the results to be obtained for the full fiscal year.

Reclassifications

The Company reclassified above market leases, net, of $118,673 and below market leases, net, of $80,408 from individual line items to intangible lease assets and other assets and accounts payable and accrued liabilities, respectively, on the condensed consolidated balance sheets at December 31, 2023 to conform with the current period presentation.

For the three months ended March 31, 2023, the Company reclassified payments received on mortgage and other notes receivable of $21 from an individual line item on the condensed consolidated statement of cash flows to changes in other assets from investing activities on the condensed consolidated statement of cash flows to conform with the current period presentation.

Note 2 – Summary of Significant Accounting Policies

Accounting Guidance Adopted

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. Additional optional expedients, exceptions and clarifications were created in ASU 2021-01. The guidance is effective upon issuance and generally can be applied to any contract modifications or existing and new hedging relationships through December 31, 2024. The Company elected the expedients in conjunction with transitioning certain debt instruments to alternative benchmark indexes. Since adoption, there has been no impact on our condensed consolidated financial statements through the use of the expedient.

Accounting Guidance Not Yet Adopted

On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting, which amends the existing standard's disclosure requirements. Among other things, ASU 2023-07 will require companies to disclose significant segment expenses by reportable segment if they are regularly provided to the Chief Operating Decision Maker ("CODM") and disclosures of the CODM's title and position, as well as details of how the CODM uses the reported measures. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023 and for interim periods beginning after December 15, 2024. The adoption of ASU 2023-07 is not expected to have a material impact on the Company's financial statements.

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

Note 3 – Revenues

Revenues

The following table presents the Company's revenues disaggregated by revenue source for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Rental revenues	$124,027	$130,324
Revenues from contracts with customers:
Operating expense reimbursements	2,260	2,216
Management, development and leasing fees (1)	1,905	2,434
Marketing revenues (2)	404	645
	4,569	5,295

Other revenues	521	740
Total revenues (3)	$129,117	$136,359
(1)
Included in All Other segment.
(2)
Marketing revenues solely relate to the Malls segment for all periods presented.
(3)
Sales taxes are excluded from revenues.

See Note 9 for information on the Company's segments.

Revenues from Contracts with Customers

Outstanding Performance Obligations

The Company has outstanding performance obligations related to certain noncancelable contracts with customers for which it will receive fixed operating expense reimbursements for providing certain maintenance and other services as described above. As of March 31, 2024, the Company expects to recognize these amounts as revenue over the following periods:

Performance obligation	Less than 5 years	5-20 years	Over 20 years	Total
Fixed operating expense reimbursements	$19,320	$44,001	$40,721	$104,042

The Company evaluates its performance obligations each period and makes adjustments to reflect any known additions or cancellations. Performance obligations related to variable consideration, which is based on sales, are constrained.

Note 4 – Leases

The components of rental revenues for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
Fixed lease payments	$98,304	$98,981
Variable lease payments	25,723	31,343
Total rental revenues	$124,027	$130,324

The undiscounted future fixed lease payments to be received under the Company's operating leases as of March 31, 2024, are as follows:

Years Ending December 31,	Operating Leases
2024 (1)	$292,113
2025	319,843
2026	244,269
2027	183,412
2028	131,356
2029	84,780
Thereafter	211,472
Total undiscounted lease payments	$1,467,245
(1)
Reflects rental payments for the period April 1, 2024 to December 31, 2024.

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

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments. The estimated fair value of mortgage and other indebtedness was $1,754,060 and $1,806,486 as of March 31, 2024 and December 31, 2023, respectively. The fair value of mortgage and other indebtedness was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently.

Fair Value Measurements on a Recurring Basis

The following table sets forth information regarding the Company's interest rate swap that was designated as a cash flow hedge of interest rate risk for the three months ended March 31, 2024. See Note 8 for more information.

		Fair Value Measurements at Reporting Date Using
Asset	Fair Value at March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap	$799	$—	$799	$—

During the three months ended March 31, 2024, the Company has continued to reinvest the cash from maturing U.S. Treasury securities into new U.S. Treasury securities. The Company designated the U.S. Treasury securities as available-for-sale (“AFS”). The table below sets forth information regarding the Company’s AFS securities that were measured at fair value for the three months ended March 31, 2024 and for the year ended December 31, 2023:

U.S. Treasury securities	March 31, 2024	December 31, 2023
Amortized cost (1)	$235,072	$261,869
Allowance for credit losses (2)	—	—
Total unrealized (loss) gain	(74)	273
Fair value (3)	$234,998	$262,142
(1)
The U.S. Treasury securities held as of March 31, 2024 have maturities through September 2024.
(2)
U.S. Treasury securities have a long history with no credit losses. Additionally, the Company notes that U.S. Treasury securities are explicitly fully guaranteed by a sovereign entity that can print its own currency and that the sovereign entity’s currency is routinely held by central banks and other major financial institutions, is used in international commerce, and commonly viewed as a reserve currency, all of which qualitatively indicate that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. Therefore, the Company did not record expected credit losses for its U.S. Treasury securities for the three months ended March 31, 2024, nor for the year ended December 31, 2023.
(3)
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

Long-lived Assets Measured at Fair Value in 2024

During the three months ended March 31, 2024, the Company sold an outparcel for less than its carrying value and recorded impairment of $836.

Long-lived Assets Measured at Fair Value in 2023

During the three months ended March 31, 2023, the Company recognized gain on deconsolidation of $28,151 when it adjusted the negative equity in Alamance Crossing East to zero upon deconsolidation, which represents the estimated fair value of the Company's investment in that property. See Note 7 for more information.

Note 6 – Dispositions and Held for Sale

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

2024 Dispositions

During the three months ended March 31, 2024, the Company realized a gain of $3,721 related to the sale of an anchor parcel and gross proceeds from sales of real estate assets was $7,745. The Company recorded a loss on impairment related to an outparcel that was sold. See Note 5 for more information.

2023 Dispositions

During the three months ended March 31, 2023, the Company realized a gain of $1,596, primarily related to the sale of four land parcels. Gross proceeds from sales of real estate assets were $4,949 for the three months ended March 31, 2023.

Held for Sale

As of March 31, 2024 and 2023, there were no properties that met the criteria to be classified as held for sale.

Note 7 – Unconsolidated Affiliates and Noncontrolling Interests

Unconsolidated Affiliates

Although the Company had majority ownership of certain joint ventures during 2024 and 2023, it evaluated the investments and concluded that the other partners or owners in these joint ventures had substantive participating rights, such as approvals of:

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

At March 31, 2024, the Company had investments in 26 entities, which are accounted for using the equity method of accounting. The Company's ownership interest in these unconsolidated affiliates ranges from 33% to 100%. Of these entities, 17 are owned in 50/50 joint ventures.

2023 Activity - Unconsolidated Affiliates

Alamance Crossing CMBS, LLC

In February 2023, the Company deconsolidated Alamance Crossing East as a result of the Company losing control when the property was placed in receivership. As of March 31, 2024, the loan secured by Alamance Crossing East had an outstanding balance of $41,122. See Note 5 for more information.

Condensed Combined Financial Statements - Unconsolidated Affiliates

Condensed combined financial statement information of the unconsolidated affiliates is as follows:

	March 31, 2024	December 31, 2023
ASSETS:
Investment in real estate assets	$2,013,008	$2,010,269
Accumulated depreciation	(901,569)	(886,712)
	1,111,439	1,123,557
Developments in progress	19,305	17,261
Net investment in real estate assets	1,130,744	1,140,818
Other assets	198,788	200,289
Total assets	$1,329,532	$1,341,107
LIABILITIES:
Mortgage and other indebtedness, net	$1,359,302	$1,368,031
Other liabilities	42,477	45,577
Total liabilities	1,401,779	1,413,608
OWNERS' EQUITY (DEFICIT):
The Company	12,083	12,290
Other investors	(84,330)	(84,791)
Total owners' deficit	(72,247)	(72,501)
Total liabilities and owners’ deficit	$1,329,532	$1,341,107

	Three Months Ended March 31,
	2024	2023
Total revenues	$63,997	$60,533
Net income (1)	$6,264	$9,181

(1)
The Company's pro rata share of net income (loss) was $4,594 and $(1,256) for the three months ended March 31, 2024 and 2023, respectively.

Variable Interest Entities

The Operating Partnership and certain of its subsidiaries are VIEs primarily because the limited partners of these entities do not collectively possess substantive kick-out or participating rights.

The Company consolidates the Operating Partnership because it is the primary beneficiary. The Company, through the Operating Partnership, consolidates all VIEs for which it is the primary beneficiary. Generally, a VIE is a legal entity in which the equity investors do not have the characteristics of a controlling financial interest or the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. A limited partnership is considered a VIE when the majority of the limited partners unrelated to the general partner possess neither the right to remove the general partner without cause, nor certain rights to participate in the decisions that most significantly affect the financial results of the partnership. In determining whether the Company is the primary beneficiary of a VIE, the Company considers qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of the Company's investment; the obligation or likelihood for the Company or other investors to provide financial support; and the similarity with and significance to the Company's business activities and the business activities of the other investors.

Consolidated VIEs

As of March 31, 2024, the Company had investments in 10 consolidated VIEs with ownership interests ranging from 50% to 92%.

Unconsolidated VIEs

The table below lists the Company's unconsolidated VIEs as of March 31, 2024:

Unconsolidated VIEs:	Investment in Real Estate Joint Ventures and Partnerships	Maximum Risk of Loss
Alamance Crossing CMBS, LLC (1)	$—	$—
Ambassador Infrastructure, LLC (2)	—	4,361
Atlanta Outlet JV, LLC	—	—
BI Development, LLC	47	47
BI Development II, LLC	307	307
CBL-T/C, LLC	—	—
CBL-TRS Med OFC Holding, LLC (3)	1,264	2,712
El Paso Outlet Center Holding, LLC	—	—
Fremaux Town Center JV, LLC	—	—
Louisville Outlet Shoppes, LLC	—	—
Mall of South Carolina L.P.	—	—
Vision - CBL Hamilton Place, LLC	2,007	2,007
Vision - CBL Mayfaire TC Hotel, LLC	3,987	3,987
Westgate Mall CMBS, LLC (1)	—	—
	$7,612	$13,421
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

Note 8 – Mortgage and Other Indebtedness, Net

CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries that it has a direct or indirect ownership interest in are the borrowers on all the Company's debt. At March 31, 2024, all the Company's consolidated debt is non-recourse.

The Company’s mortgage and other indebtedness, net, consisted of the following:

	March 31, 2024		December 31, 2023
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Open-air centers and outparcels loan (2)	$179,180	6.95%	$179,180	6.95%
Loans on operating properties	727,258	5.30%	736,573	5.30%
Total fixed-rate debt	906,438	5.63%	915,753	5.63%
Variable-rate debt:
Secured term loan	790,595	8.19%	799,914	8.21%
Open-air centers and outparcels loan (2)	179,180	9.43%	179,180	9.44%
Loans on operating properties	33,480	8.83%	33,780	8.84%
Recourse loan on an operating property	—	—	15,339	8.24%
Total variable-rate debt	1,003,255	8.43%	1,028,213	8.44%
Total fixed-rate and variable-rate debt	1,909,693	7.10%	1,943,966	7.12%
Unamortized deferred financing costs	(12,086)		(13,221)
Debt discounts (3)	(37,313)		(41,942)
Total mortgage and other indebtedness, net	$1,860,294		$1,888,803
(1)
Weighted-average interest rate excludes amortization of deferred financing costs.
(2)
The Operating Partnership has an interest rate swap on a notional amount of $32,000 related to the variable portion of the loan to effectively fix the interest rate at 7.3975%.
(3)
In conjunction with fresh start accounting upon emergence from bankruptcy on November 1, 2021, the Company estimated the fair value of its mortgage notes with the assistance of a third-party valuation advisor. This resulted in recognizing debt discounts upon emerging from bankruptcy. The debt discounts are accreted over the term of the respective debt using the effective interest method. The remaining debt discounts at March 31, 2024 will be accreted over a weighted average period of 2.1 years.

Non-recourse loans on operating properties, the open-air centers and outparcels loan and the secured term loan include loans that are secured by properties owned by the Company that have a carrying value of $1,395,879 at March 31, 2024.

2024 Loan Activity

In February 2024, the Company redeemed U.S. Treasury securities and used the proceeds to pay off the $15,190 loan secured by Brookfield Square Anchor Redevelopment.

Scheduled Principal Payments

As of March 31, 2024, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, are as follows:

2024 (1)	$148,615
2025	933,068
2026	405,900
2027	359,255
2028	950
2029	1,007
Thereafter	60,898
Total mortgage and other indebtedness	$1,909,693
(1)
Reflects scheduled principal amortization and balloon payments for the period April 1, 2024 through December 31, 2024.

Of the $148,615 of scheduled principal payments for the remainder of 2024, $117,181 relates to the maturing principal balance of the loan secured by Fayette Mall. Subsequent to March 31, 2024, the Company exercised the first one-year extension option on the loan secured by Fayette Mall. See Note 14.

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

Instrument Type	Location in the Condensed Consolidated Balance Sheet	Notional	Index	Fair Value at March 31, 2024	Maturity Date
Pay fixed/Receive variable swap	Intangible lease assets and other assets	$32,000	1-month USD-SOFR CME	$799	Jun-27

	Gain Recognized in Other Comprehensive (Loss) Income			Gain Recognized in Earnings
	Three Months Ended March 31,			Three Months Ended March 31,
Hedging Instrument	2024	2023	Location of Gain Reclassified from Accumulated Other Comprehensive Income (Loss) into Earnings	2024	2023
Interest rate swap	$462	$—	Interest Expense	$163	$—

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that $503 will be reclassified from other comprehensive income (loss) as a decrease to interest expense.

The Company has an agreement with each derivative counterparty that contains a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of March 31, 2024, the Company did not have any derivatives with a fair value in a net liability position including accrued interest but excluding any adjustment for nonperformance risk. As of March 31, 2024, the Company has posted $1,920 of cash collateral related to the interest rate swap. The Company is not in breach of any agreement provisions.

Note 9 – Segment Information

The Company measures performance and allocates resources according to property type, which is determined based on certain criteria such as type of tenants, capital requirements, economic risks, leasing terms, and short and long-term returns on capital. Rental income and tenant reimbursements from tenant leases provide the majority of revenues from all segments.

Information on the Company’s segments is as follows:

Three Months Ended March 31, 2024	Malls (1)	All Other (2)	Total
Revenues (3)	$109,576	$19,541	$129,117
Property operating expenses (4)	(39,615)	(3,419)	(43,034)
Interest expense	(15,737)	(24,075)	(39,812)
Gain on sales of real estate assets	—	3,721	3,721
Segment profit (loss)	$54,224	$(4,232)	49,992
Depreciation and amortization			(38,040)
General and administrative expense			(20,414)
Litigation settlement			68
Interest and other income			4,004
Loss on impairment			(836)
Income tax benefit			158
Equity in earnings of unconsolidated affiliates			4,594
Net loss			$(474)
Capital expenditures (5)	$4,495	$1,572	$6,067

Three Months Ended March 31, 2023	Malls (1)	All Other (2)	Total
Revenues (3)	$115,883	$20,476	$136,359
Property operating expenses (4)	(46,871)	(4,055)	(50,926)
Interest expense	(20,483)	(23,041)	(43,524)
Gain on sales of real estate assets	—	1,596	1,596
Other expense	—	(198)	(198)
Segment profit (loss)	$48,529	$(5,222)	43,307
Depreciation and amortization			(53,269)
General and administrative expense			(19,229)
Litigation settlement			44
Interest and other income			2,665
Gain on deconsolidation			28,151
Income tax benefit			101
Equity in losses of unconsolidated affiliates			(1,256)
Net income			$514
Capital expenditures (5)	4,433	3,102	7,535

Total assets	Malls (1)	All Other (2)	Total
March 31, 2024	$1,511,635	$832,181	$2,343,816

December 31, 2023	$1,546,610	$859,295	$2,405,905

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

The following table presents the calculation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Basic earnings per share
Net income attributable to the Company	$50	$2,259
Less: Earnings allocable to unvested restricted stock	(259)	(280)
Net (loss) income attributable to common shareholders	(209)	1,979
Weighted-average basic shares outstanding	31,546	31,304
Net (loss) income per share attributable to common shareholders	$(0.01)	$0.06

Diluted earnings per share (1)
Net (loss) income attributable to common shareholders	$(209)	$1,979
Weighted-average diluted shares outstanding	31,546	31,369
Net (loss) income per share attributable to common shareholders	$(0.01)	$0.06
(1)
For the three months ended March 31, 2024, the computation of diluted EPS does not include contingently issuable shares due to their anti-dilutive nature. Had the contingently issuable shares been dilutive, the denominator for diluted EPS would have been 31,568,257, including 22,536 contingently issuable shares related to unvested restricted stock awards. For the three months ended March 31, 2023, the computation of diluted EPS includes contingently issuable shares related to PSUs calculated under the two-class method. Additionally, for the three months ended March 31, 2023, the computation of diluted EPS does not include contingently issuable shares related to unvested restricted stock awards due to their anti-dilutive nature. Had the contingently issuable shares been dilutive, the denominator for diluted EPS would have been 31,378,419, including 9,625 contingently issuable shares related to unvested restricted stock awards.

Note 11 – Contingencies

The Company is currently involved in litigation that arises in the ordinary course of business, most of which is expected to be covered by liability insurance. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters using the latest information available. The Company records a liability for litigation if an unfavorable outcome is probable and the amount of loss or range of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, the Company accrues the best estimate within the range. If no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount within the range. If an unfavorable outcome is probable but the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the litigation and indicates that an estimate of the loss or range of loss cannot be made. If an unfavorable outcome is reasonably possible and the estimated loss is material, the Company discloses the nature and estimate of the possible loss of the litigation. Based on current expectations, such matters, both individually and in the aggregate, are not expected to have a material adverse effect on the liquidity, results of operations, business or financial condition of the Company.

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

The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024						Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership	Maximum Guaranteed Amount	Debt Maturity Date (1)		March 31, 2024	December 31, 2023
West Melbourne I, LLC - Phase I	50%	$34,909	50%	$17,455	Feb-2025	(2)	$175	$177
West Melbourne I, LLC - Phase II	50%	10,909	50%	5,455	Feb-2025	(2)	55	56
Port Orange I, LLC	50%	46,523	50%	23,261	Feb-2025	(2)	233	236
Ambassador Infrastructure, LLC	65%	4,361	100%	4,361	Mar-2025		57	57
CBL-TRS Med OFC Holding, LLC (3)	50%	1,448	100%	3,895	Jun-2030		19	19
Total guaranty liability							$539	$545
(1)
Excludes any extension options.
(2)
These loans have a one-year extension option at the joint venture’s election.
(3)
The Operating Partnership has guaranteed the construction debt of CBL DMC I, LLC, a joint venture in which CBL-TRS Med OFC Holding, LLC owns a 50% interest.

For the three months ended March 31, 2024 and 2023, the Company evaluated each guaranty, listed in the table above, by evaluating the debt service ratio, cash flow forecasts and the performance of each loan, where applicable. The result of the analysis was that each loan is current and performing. The Company did not record a credit loss related to the guarantees listed in the table above for the three months ended March 31, 2024 and 2023.

Note 12 – Share-Based Compensation

Restricted Stock Awards

Compensation expense is recognized on a straight-line basis over the requisite service period. The share-based compensation expense related to restricted stock awards granted under the CBL & Associates Properties, Inc. 2021 Equity Incentive Plan ("EIP") was $1,988 and $1,843 for the three months ended March 31, 2024 and 2023, respectively. Share-based compensation cost capitalized as part of real estate assets was $24 for the three months ended March 31, 2024. As of March 31, 2024, there was $14,962 of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.0 years. Share-based compensation cost resulting from share-based awards is recorded at the Management Company, which is a taxable entity.

A summary of the status of the Company’s nonvested restricted stock awards as of March 31, 2024, and changes during the three months ended March 31, 2024, are presented below:

	Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested at January 1, 2024	590,953	$27.02
Granted	145,352	$23.38
Vested	(88,094)	$26.24
Nonvested at March 31, 2024	648,211	$26.31

The total grant-date fair value of restricted stock awards granted during the three months ended March 31, 2024 was $3,398. The total fair value of restricted stock awards that vested during the three months ended March 31, 2024 was $2,096.

Performance Stock Unit Awards

Compensation cost for the PSUs granted in February 2023 is recognized on a straight-line basis over the service period since it is longer than the performance period. The resulting expense is recorded regardless of whether any PSU awards are earned as long as the required service period is met. For the PSUs granted in February 2022, each quarter, management assesses the probability that the measures associated with the Company's outstanding PSU awards will be attained. The Company begins recognizing compensation expense on a straight-line basis over the remaining service period once the PSU award measures are deemed probable of achievement. Share-based compensation expense related to the PSUs granted under the EIP was $1,667 and $1,409 for the three months ended March 31, 2024 and 2023, respectively. The unrecognized compensation expense related to the PSUs was $15,257 as of March 31, 2024, which is expected to be recognized over a weighted-average period of 2.5 years assuming all PSUs are earned.

A summary of the status of the Company’s outstanding PSU awards as of March 31, 2024, and changes during the three months ended March 31, 2024, are presented below:

	PSUs	Weighted- Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2024	563,581	$28.65
2024 PSUs granted	169,420	$24.30
Incremental PSUs granted (1)	13,331	$22.00
Outstanding at March 31, 2024	746,332	$27.55
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

The total grant-date fair value of PSU awards granted during the three months ended March 31, 2024 was $4,117.

The following table summarizes the assumptions used in the Monte Carlo simulation pricing model related to the PSUs granted in 2024:

2024 PSUs
Grant date	February 7, 2024
Fair value per share on valuation date (1)	$24.30
Risk-free interest rate (2)	4.19%
Expected share price volatility (3)	40.00%
(1)
The value of the 2024 PSU awards is estimated on the date of grant using a Monte Carlo simulation model. The valuation consists of computing the fair value using CBL's simulated stock price as well as TSR over a three-year performance period. The award is modeled as a contingent claim in that the expected return on the underlying shares is risk-free and the rate of discounting the payoff of the award is also risk-free. The weighted-average fair value per share related to the 2024 PSUs consists of 50,825 PSUs at a fair value of $29.38 per share (which relates to the relative TSR) and 118,595 PSUs at a fair value of $22.12 per share (which relates to absolute TSR).
(2)
The risk-free interest rate was based on the yield curve on zero-coupon U.S. Treasury securities in effect as of the valuation date, which is the grant date listed above.
(3)
The computation of expected volatility for the 2024 PSUs was based on the historical volatility of CBL's shares of common stock for a trading period equal to the time from the grant date to the end of the performance period. Since the performance period exceeds CBL's trading history, volatility indications of comparable public companies were also considered.

Note 13 – Noncash Investing and Financing Activities

The Company’s noncash investing and financing activities were as follows:

	Three Months Ended March 31,
	2024	2023
Additions to real estate assets accrued but not yet paid	$8,062	$9,632
Deconsolidation upon loss of control (1):
Decrease in real estate assets	—	(9,015)
Decrease in mortgage and other indebtedness	—	37,693
Decrease in operating assets and liabilities	—	3,352
Decrease in intangible lease and other assets	—	(3,879)
(1)
See Note 5 for more information.

Note 14 – Subsequent Events

In April 2024, the Company repurchased 161,533 shares of common stock at a total cost of $3,626, which includes $6 in commissions, under the share repurchase program.

In April 2024, the Company redeemed $26,011 in U.S. Treasury securities and purchased $26,010 in new U.S. Treasury securities with maturities through April 2025.

In May 2024, the Company exercised the first one-year extension option on the loan secured by Fayette Mall.

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

Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance or results and we can give no assurance that these expectations will be attained. It is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of known and unknown risks and uncertainties. In addition to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, such known risks and uncertainties include, without limitation:

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
•
cyber-attacks or acts of cyber-terrorism;
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

Executive Overview

We are a self-managed, self-administered, fully integrated REIT that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, outlet centers, lifestyle centers, open-air centers and other properties. See Note 1 to the condensed consolidated financial statements for information on our property interests as of March 31, 2024. We have elected to be taxed as a REIT for federal income tax purposes.

The following summarizes our net (loss) income and net (loss) income attributable to common shareholders (in thousands):

	Three Months Ended March 31,
	2024	2023
Net (loss) income	$(474)	$514
Net (loss) income attributable to common shareholders	$(209)	$1,979

Significant items that affected comparability between the three-month periods include:

•
Items increasing net loss for the three months ended March 31, 2024 compared to the prior-year period:
•
Revenues were $7.2 million lower;
•
Gain on deconsolidation was $28.2 million lower; and
•
General and administrative expense was $1.2 million higher.
•
Items decreasing net loss for the three months ended March 31, 2024 compared to the prior-year period:
•
Depreciation and amortization expense was $15.2 million lower;
•
Total property operating expenses was $7.9 million lower;
•
Equity in earnings of unconsolidated affiliates was $5.9 million higher;
•
Interest expense was $3.7 million lower;
•
Interest income was $1.3 million higher; and
•
Gain on sales of real estate assets was $2.1 million higher.

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

Same-center NOI and FFO are non-GAAP measures. For a description of same-center NOI, a reconciliation from net (loss) income to same-center NOI, and an explanation of why we believe this is a useful performance measure, see Non-GAAP Measure - Same-center Net Operating Income in Results of Operations. For a description of FFO, a reconciliation from net (loss) income attributable to common shareholders to FFO allocable to Operating Partnership common unitholders, and an explanation of why we believe this is a useful performance measure, see Non-GAAP Measure - Funds from Operations.

Results of Operations

Properties that were in operation for the entire year during 2023 and the three months ended March 31, 2024 are referred to as the "Comparable Properties." Since January 2023, we have deconsolidated:

Deconsolidations

Property	Location	Date of Deconsolidation
Alamance Crossing East (1)	Burlington, NC	February 2023
WestGate Mall (1)	Spartanburg, SC	September 2023
(1)
We deconsolidated the property due to a loss of control when the property was placed into receivership in connection with the foreclosure process.

Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023

Revenues

	Three Months Ended March 31,			Comparable Properties
	2024	2023	Change	Core	Non-core	Deconsolidation	Dispositions
Rental revenues	$124,027	$130,324	$(6,297)	$(3,568)	$(115)	$(2,642)	$28
Management, development and leasing fees	1,905	2,434	(529)	(529)	—	—	—
Other	3,185	3,601	(416)	(372)	35	(79)	—
Total revenues	$129,117	$136,359	$(7,242)	$(4,469)	$(80)	$(2,721)	$28

Rental revenues from the Comparable Properties decreased primarily due to an unfavorable variance in the estimate for uncollectable revenues as compared to the prior-year period, as well as lower tenant reimbursements and percentage rents. The unfavorable variance in the estimate for uncollectable revenues resulted from an increase in reserves for certain at-risk tenants during the three months ended March 31, 2024, while the prior-year period amount was positive due to recoveries of amounts that had been reserved in prior periods. Tenant reimbursements were lower due to the accrual of credits to tenants at certain properties related to reduced assessments and refunds received from successful appeals of real estate taxes at certain properties. The decline in percentage rents corresponds to the decline in tenant sales as compared to the prior-year period.

Operating Expenses

	Three Months Ended March 31,			Comparable Properties
	2024	2023	Change	Core	Non-core	Deconsolidation	Dispositions
Property operating	$(23,827)	$(24,614)	$787	$184	$(15)	$646	$(28)
Real estate taxes	(9,269)	(14,788)	5,519	5,169	15	334	1
Maintenance and repairs	(9,938)	(11,524)	1,586	1,390	(38)	234	—
Property operating expenses	(43,034)	(50,926)	7,892	6,743	(38)	1,214	(27)
Depreciation and amortization	(38,040)	(53,269)	15,229	13,812	127	1,290	—
General and administrative	(20,414)	(19,229)	(1,185)	(1,185)	—	—	—
Loss on impairment	(836)	—	(836)	(836)	—	—	—
Litigation settlement	68	44	24	24	—	—	—
Other	—	(198)	198	198	—	—	—
Total operating expenses	$(102,256)	$(123,578)	$21,322	$18,756	$89	$2,504	$(27)

Total property operating expenses at the Comparable Properties decreased primarily due to lower real estate taxes and janitorial and security costs. Real estate taxes declined primarily due to refunds obtained at certain properties.

Depreciation and amortization expense at the Comparable Properties decreased primarily due to assets becoming fully depreciated or amortized since the prior-year period related to the shorter useful lives that were implemented upon the adoption of fresh start accounting when we emerged from bankruptcy on November 1, 2021.

General and administrative expenses increased as compared to the prior-year period primarily due to higher compensation expense related to annual compensation increases and higher share-based compensation expenses related to awards granted since the prior-year period.

Other Income and Expenses

Interest and other income increased $1.3 million during the three months ended March 31, 2024 as compared to the prior-year period primarily due to holding U.S. Treasury securities that carried higher interest rates in the current-year period.

Interest expense decreased $3.7 million during the three months ended March 31, 2024 as compared to the prior-year period. The decrease was primarily due to $4.3 million less accretion on property-level debt discounts as certain discounts became fully accreted since the prior year period. Also, the decrease in interest expense was impacted by higher default interest expense in the prior-year period. The decrease in interest expense was partially offset by an increase of $1.8 million in the current period related to the term loan and open-air centers and outparcels loan due to increased variable rates.

For the three months ended March 31, 2023, we recorded a $28.2 million gain on deconsolidation related to Alamance Crossing East. The property was deconsolidated due to a loss of control when it was placed into receivership in connection with the foreclosure process.

Equity in earnings of unconsolidated affiliates increased $5.9 million for the three months ended March 31, 2024 as compared to the prior-year period. The increase primarily relates to distributions received in the current-year period as compared to contributions made in the prior-year period attributable to certain investments in unconsolidated affiliates in which our investment is below zero.

During the three months ended March 31, 2024, we recognized $3.7 million of gain on sales of real estate assets related to the sale of an anchor parcel. During the three months ended March 31, 2023, we recognized $1.6 million of gain on sales of real estate assets related to the sale of four land parcels.

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

We include a property in our same-center pool when we have owned all or a portion of the property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year and current year-to-date period. New properties are excluded from same-center NOI until they meet these criteria. Properties excluded from the same-center pool that would otherwise meet these criteria are categorized as excluded properties. We exclude properties which are under major redevelopment or are being considered for repositioning, and where we are working or intend to work with the lender on a restructure of the terms of the loan secured by the property or convey the secured property to the lender (“Excluded Properties”). As of March 31, 2024, Alamance Crossing East, Harford Mall and WestGate Mall were classified as Excluded Properties.

Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss).

A reconciliation of our same-center NOI to net (loss) income for the three-month periods ended March 31, 2024 and 2023 is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Net (loss) income	$(474)	$514
Adjustments: (1)
Depreciation and amortization	41,469	57,242
Interest expense	56,028	59,006
Abandoned projects expense	—	17
Gain on sales of real estate assets	(3,721)	(1,596)
Loss on sales of real estate assets of unconsolidated affiliates	—	16
Adjustment for unconsolidated affiliates with negative investment	(2,568)	1,591
Gain on deconsolidation	—	(28,151)
Loss on impairment	836	—
Litigation settlement	(68)	(44)
Income tax benefit	(158)	(101)
Lease termination fees	(983)	(1,161)
Straight-line rent and above- and below-market lease amortization	4,007	3,689
Net loss attributable to noncontrolling interests in other consolidated subsidiaries	524	1,745
General and administrative expenses	20,414	19,229
Management fees and non-property level revenues	(6,447)	(4,980)
Operating Partnership's share of property NOI	108,859	107,016
Non-comparable NOI	(47)	(2,005)
Total same-center NOI	$108,812	$105,011
(1)
Adjustments are based on our Operating Partnership's pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.

Same-center NOI increased 3.6% for the three months ended March 31, 2024 as compared to the prior-year period. The $3.8 million increase for the three months ended March 31, 2024 compared to the same period in 2023 primarily consisted of a $3.0 million decrease in revenues offset by a $6.8 million decrease in operating expenses. Rental revenues were $2.8 million lower primarily due to an unfavorable variance in the estimate for uncollectable revenues in the current-year period as compared to the prior-year period, as well as lower tenant reimbursements and percentage rents. Property operating expenses decreased in the current-year period primarily due to lower real estate taxes related to reduced assessments and refunds received from successful appeals at certain properties and lower janitorial and security costs.

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

We derive the majority of our revenues from the malls, lifestyle centers and outlet centers. The sources of our revenues by property type were as follows:

	Three Months Ended March 31,
	2024	2023
Malls, lifestyle centers and outlet centers	84.9%	85.0%
All Other Properties	15.1%	15.0%

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

	Sales Per Square Foot for the Trailing Twelve Months Ended March 31,
	2024	2023	% Change
Malls, lifestyle centers and outlet centers same-center sales per square foot	$417	$433	(3.7)%

Occupancy

Our portfolio occupancy is summarized in the following table (Excluded Properties are not included in occupancy metrics):

	As of March 31,
	2024	2023
Total portfolio	89.4%	89.9%
Malls, lifestyle centers and outlet centers:
Total malls	87.0%	88.0%
Total lifestyle centers	90.5%	90.9%
Total outlet centers	90.5%	87.3%
Total same-center malls, lifestyle centers and outlet centers	87.7%	88.2%
All Other Properties:
Total open-air centers	95.1%	96.0%
Total other	84.5%	79.9%

Leasing

The following is a summary of the total square feet of leases signed in the three-month periods ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Operating portfolio:
New leases	222,370	286,013
Renewal leases	924,431	988,491
Total leased	1,146,801	1,274,504

Average annual base rents per square foot are based on contractual rents in effect as of March 31, 2024 and 2023, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type:

	Three Months Ended March 31,
	2024	2023
Total portfolio (1)	$26.00	$25.42
Malls, lifestyle centers and outlet centers:
Total same-center malls, lifestyle centers and outlet centers	31.07	30.04
Total malls	31.42	30.45
Total lifestyle centers	30.69	29.19
Total outlet centers	29.12	27.78
All Other Properties:
Total open-air centers	15.47	15.31
Total other	20.61	19.82
(1)
Excluded Properties are not included.

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the three-month period ended March 31, 2024 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (1)	% Change Average
Three Months Ended March 31, 2024:
All Property Types (2)	774,632	$31.64	$33.90	7.1%	$34.88	10.2%
Malls, Lifestyle Centers & Outlet Centers	732,688	31.82	34.04	7.0%	34.94	9.8%
New leases	87,387	21.79	41.81	91.9%	45.60	109.3%
Renewal leases	645,301	33.18	32.99	(0.6)%	33.50	1.0%

(1)
Average gross rent does not incorporate allowable future increases for recoverable common area expenses.
(2)
Includes malls, lifestyle centers, outlet centers, open-air centers and other.

New and renewal leasing activity of comparable small shop space of less than 10,000 square feet based on the lease commencement date is as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2024:
New	47	168,458	6.94	$35.89	$39.16	$22.92	$12.97	56.6%	$16.24	70.9%
Renewal	418	1,447,402	2.69	33.90	34.39	34.92	(1.02)	(2.9)%	(0.53)	(1.5)%
Commencement 2024 Total	465	1,615,860	3.12	34.10	34.88	33.67	0.43	1.3%	1.21	3.6%

Commencement 2025:
New	4	3,643	10.00	109.73	125.57	66.08	43.65	66.1%	59.49	90.0%
Renewal	26	81,380	3.33	38.91	40.09	36.05	2.86	7.9%	4.04	11.2%
Commencement 2025 Total	30	85,023	4.22	41.94	43.75	37.34	4.60	12.3%	6.41	17.2%

Total 2024/2025	495	1,700,883	3.18	$34.50	$35.33	$33.85	$0.65	1.9%	$1.48	4.4%

Liquidity and Capital Resources

As of March 31, 2024, we had $295.3 million available in unrestricted cash and U.S. Treasury securities. Our total pro rata share of debt, excluding unamortized deferred financing costs and debt discounts, at March 31, 2024 was $2,618.1 million, which includes two unconsolidated property loans totaling $69.8 million that are in receivership. We had $47.9 million in restricted cash at March 31, 2024 related to cash held in escrow accounts for insurance, real estate taxes, capital expenditures and tenant allowances as required by the terms of certain mortgage notes payable, as well as amounts related to cash management agreements with lenders of certain property-level mortgage indebtedness, which are designated for debt service and operating expense obligations. We also had restricted cash of $19.0 million related to the properties that secure the corporate term loan and the open-air centers and outparcels loan of which we may receive a portion via distributions semiannually and quarterly in accordance with the provisions of the term loan and the open-air centers and outparcels loan, respectively.

During the three months ended March 31, 2024, we continued to reinvest the cash from maturing U.S. Treasury securities into new U.S. Treasury securities. We designated our U.S. Treasury securities as available-for-sale. In February 2024, we redeemed U.S. Treasury securities and used the proceeds to pay off the $15.2 million loan secured by Brookfield Square Anchor Redevelopment. As of March 31, 2024, our U.S. Treasury securities have maturities through September 2024. Subsequent to March 31, 2024, we redeemed and purchased additional U.S. Treasury securities. See Note 14 for more information.

We paid a common stock dividend of $0.40 per share in the first quarter of 2024.

During the three months ended March 31, 2024, we sold an anchor parcel and an outparcel which generated approximately $7.7 million in gross proceeds at our share.

Subsequent to March 31, 2024, the Company exercised the first one-year extension option on the loan secured by Fayette Mall. See Note 14.

Our total share of consolidated, unconsolidated and other outstanding debt, excluding debt discounts and deferred financing costs, maturing during 2024, assuming all extension options are elected, is $102.6 million, and our total share of consolidated, unconsolidated and other outstanding debt, excluding debt discounts and deferred financing costs, that matured prior to 2024, which remains outstanding at March 31, 2024, is $69.8 million, consisting of two property loans that are in receivership.

Cash Flows - Operating, Investing and Financing Activities

There was $127.3 million of cash, cash equivalents and restricted cash as of March 31, 2024, an increase of $32.3 million from March 31, 2023. Of this amount, $60.3 million was unrestricted cash and cash equivalents as of March 31, 2024. Also, at March 31, 2024, we had $235.0 million in U.S. Treasuries with maturities through September 2024.

Our net cash flows are summarized as follows (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Net cash provided by operating activities	$30,738	$33,175	$(2,437)
Net cash provided by investing activities	26,804	29,872	(3,068)
Net cash used in financing activities	(53,361)	(110,009)	56,648
Net cash flows	$4,181	$(46,962)	$51,143

Cash Provided By Operating Activities

Cash provided by operating activities decreased primarily due to lower tenant reimbursements and percentage rents, as well as higher interest expense resulting from rising variable interest rates. Tenant reimbursements were lower due to the accrual of credits to tenants at certain properties related to reduced assessments and refunds received from successful appeals of real estate taxes at certain properties. The decline in percentage rents corresponds to the decline in tenant sales as compared to the prior-year period.

Cash Provided By Investing Activities

Cash provided by investing activities slightly decreased primarily due to a lower amount of net redemptions of U.S. Treasury securities and a lower amount of distributions from unconsolidated affiliates during the current-year period as compared to the prior-year period. The decrease was partially offset by an increase in proceeds from sales of real estate assets and a lower amount of investments in and advances to unconsolidated affiliates during the current-year period as compared to the prior-year period.

Cash Used In Financing Activities

Cash used in financing activities decreased primarily due to the payment of a first quarter 2023 special dividend that was declared during the fourth quarter of 2022. The decrease was partially offset by an increase in principal payments and repurchases of common stock during the current-year period as compared to the prior-year period.

Debt

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties. Prior to consideration of unamortized deferred financing costs or debt discounts, of our $2,618.1 million outstanding debt at March 31, 2024, $2,566.1 million constituted non-recourse debt obligations and $52.0 million constituted recourse debt obligations. We believe the tables below provide investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

March 31, 2024:	Consolidated	Noncontrolling Interests	Other Debt (1)	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (2)
Fixed-rate debt:
Non-recourse loans on operating properties	$727,258	$(24,919)	$69,783	$612,831	$1,384,953	5.05%
Open-air centers and outparcels loan	179,180	—	—	—	179,180	6.95%	(3)
Recourse loans on operating properties	—	—	—	5,809	5,809	3.78%
Total fixed-rate debt	906,438	(24,919)	69,783	618,640	1,569,942	5.26%
Variable-rate debt:
Non-recourse loans on operating properties	33,480	(11,718)	—	10,448	32,210	8.55%
Recourse loans on operating properties	—	—	—	46,171	46,171	8.33%
Open-air centers and outparcels loan	179,180	—	—	—	179,180	9.43%	(3)
Secured term loan	790,595	—	—	—	790,595	8.19%
Total variable-rate debt	1,003,255	(11,718)	—	56,619	1,048,156	8.42%
Total fixed-rate and variable-rate debt	1,909,693	(36,637)	69,783	675,259	2,618,098	6.53%
Unamortized deferred financing costs	(12,086)	224	—	(2,890)	(14,752)
Debt discounts (4)	(37,313)	3,229	—	—	(34,084)
Total mortgage and other indebtedness, net	$1,860,294	$(33,184)	$69,783	$672,369	$2,569,262

December 31, 2023:	Consolidated	Noncontrolling Interests	Other Debt (1)	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (2)
Fixed-rate debt:
Non-recourse loans on operating properties	$736,573	$(25,021)	$69,783	$616,337	$1,397,672	5.05%
Open-air centers and outparcels loan	179,180	—	—	—	179,180	6.95%	(3)
Recourse loans on operating properties	—	—	—	5,832	5,832	3.04%
Total fixed-rate debt	915,753	(25,021)	69,783	622,169	1,582,684	5.26%
Variable-rate debt:
Non-recourse loans on operating properties	33,780	(11,823)	—	10,478	32,435	8.56%
Recourse loans on operating properties	15,339	—	—	46,796	62,135	8.13%
Open-air centers and outparcels loan	179,180	—	—	—	179,180	9.44%	(3)
Secured term loan	799,914	—	—	—	799,914	8.21%
Total variable-rate debt	1,028,213	(11,823)	—	57,274	1,073,664	8.42%
Total fixed-rate and variable-rate debt	1,943,966	(36,844)	69,783	679,443	2,656,348	6.54%
Unamortized deferred financing costs	(13,221)	249	—	(3,197)	(16,169)
Debt discounts (4)	(41,942)	3,706	—	—	(38,236)
Total mortgage and other indebtedness, net	$1,888,803	$(32,889)	$69,783	$676,246	$2,601,943

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
(4)
In conjunction with fresh start accounting, we estimated the fair value of our mortgage notes and recognized debt discounts upon emergence from bankruptcy on November 1, 2021. The debt discounts are accreted over the term of the respective debt using the effective interest method.

The weighted-average remaining term of our total share of consolidated and unconsolidated debt, excluding debt discounts and deferred financing costs, was 2.2 years and 2.4 years at March 31, 2024 and December 31, 2023, respectively. The weighted-average remaining term of our pro rata share of fixed-rate debt, excluding debt discounts and deferred financing costs, was 2.5 years and 2.7 years at March 31, 2024 and December 31, 2023, respectively.

As of March 31, 2024 and December 31, 2023, our total share of consolidated and unconsolidated variable-rate debt, excluding debt discounts and deferred financing costs, represented 40.0% and 40.4%, respectively, of our total pro rata share of debt, excluding debt discounts and deferred financing costs.

See Note 7 to the condensed consolidated financial statements for information concerning activity related to unconsolidated affiliates.

Equity

We paid a common stock dividend of $0.40 per share in the first quarter of 2024. The decision to declare and pay dividends on any outstanding shares of our common stock, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors and will depend on our earnings, taxable income, FFO, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our then-current indebtedness, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, Delaware law and such other factors as our board of directors deems relevant. Any dividends payable will be determined by our board of directors based upon the circumstances at the time of declaration. Our actual results of operations will be affected by a number of factors, including the revenues received from our properties, our operating expenses, interest expense, capital expenditures and the ability of the anchors and tenants at our properties to meet their obligations for payment of rents and tenant reimbursements.

Capital Expenditures

The following table, which excludes expenditures for developments, redevelopments and expansions, summarizes our capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the three months ended March 31, 2024 compared to the same period in 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Tenant allowances (1)	$1,982	$3,574

Maintenance capital expenditures:
Parking area and parking area lighting	280	331
Roof replacements	948	537
Other capital expenditures	4,189	1,658
Total maintenance capital expenditures	5,417	2,526

Capitalized overhead	52	700

Capitalized interest	134	106

Total capital expenditures	$7,585	$6,906
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

Developments

Properties Under Development at March 31, 2024

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2024 Cost	Expected Opening Date	Initial Unleveraged Yield
Outparcel Development:
Mayfaire Town Center - hotel development	Wilmington, NC	49%	83,021	$15,435	$4,065	$867	Summer '25	11.0%

Redevelopments:
Hamilton Place - Crunch Fitness	Chattanooga, TN	100%	36,640	2,648	1,860	5	Summer '24	23.3%

Total Properties Under Development			119,661	$18,083	$5,925	$872
(1)
Total Cost is presented net of reimbursements to be received.
(2)
Cost to Date does not reflect reimbursements until they are received.

Off-Balance Sheet Arrangements

Unconsolidated Affiliates

We have ownership interests in 26 unconsolidated affiliates as of March 31, 2024 that are described in Note 7 to the condensed consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the condensed consolidated balance sheets as investments in unconsolidated affiliates.

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

See Note 11 to the condensed consolidated financial statements for information related to our guarantees of unconsolidated affiliates' debt as of March 31, 2024 and December 31, 2023.

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

Our Annual Report on Form 10-K for the year ended December 31, 2023 contains a discussion of our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these policies and estimates during the three months ended March 31, 2024. Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

In our reconciliation of net (loss) income attributable to common shareholders to FFO allocable to Operating Partnership common unitholders that is presented below, we make an adjustment to add back noncontrolling interest in income (loss) of our Operating Partnership in order to arrive at FFO of the Operating Partnership common unitholders.

FFO does not represent cash flows from operations as defined by GAAP, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income (loss) for purposes of evaluating our operating performance or to cash flow as a measure of liquidity.

We believe that it is important to identify the impact of certain significant items on our FFO measures for a reader to have a complete understanding of our results of operations. Therefore, we have also presented adjusted FFO measures excluding these significant items from the applicable periods. Please refer to the reconciliation of net (loss) income attributable to common shareholders to FFO allocable to Operating Partnership common unitholders below for a description of these adjustments.

The reconciliation of net (loss) income attributable to common shareholders to FFO allocable to Operating Partnership common unitholders for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Net (loss) income attributable to common shareholders	$(209)	$1,979
Earnings allocable to unvested restricted stock	259	280
Depreciation and amortization expense of:
Consolidated properties	38,040	53,269
Unconsolidated affiliates	3,989	4,638
Non-real estate assets	(259)	(148)
Noncontrolling interests' share of depreciation and amortization in other consolidated subsidiaries	(560)	(665)
Loss on impairment, net of taxes	619	—
Gain on depreciable property	(3,721)	—
FFO allocable to Operating Partnership common unitholders	38,158	59,353
Debt discount accretion, including our share of unconsolidated affiliates and net of noncontrolling interests' share (1)	11,795	16,616
Adjustment for unconsolidated affiliates with negative investment (2)	(2,568)	1,591
Litigation settlement (3)	(68)	(44)
Non-cash default interest expense (4)	—	494
Gain on deconsolidation (5)	—	(28,151)
FFO allocable to Operating Partnership common unitholders, as adjusted	$47,317	$49,859
(1)
In conjunction with fresh start accounting upon emergence from bankruptcy on November 1, 2021, we recognized debt discounts equal to the difference between the outstanding balance of mortgage notes payable and the estimated fair value of such mortgage notes payable. The debt discounts are accreted as additional interest expense over the terms of the respective mortgage notes payable using the effective interest method.
(2)
Represents our share of the earnings (losses) before depreciation and amortization expense of unconsolidated affiliates where we are not recognizing equity in earnings (losses) because our investment in the unconsolidated affiliate is below zero.
(3)
Represents a credit to litigation settlement expense, in each respective period, related to claim amounts that were released pursuant to the terms of the settlement agreement related to the settlement of a class action lawsuit.
(4)
The three months ended March 31, 2023 includes default interest on loans past their maturity dates.
(5)
For the three months ended March 31, 2023, we deconsolidated Alamance Crossing East due to a loss of control when the property was placed into receivership in connection with the foreclosure process.

The decrease in FFO, as adjusted, for the three months ended March 31, 2024 was primarily driven by an unfavorable variance in the estimate for uncollectable revenues in the current-year period as compared to the prior-year period, as well as lower tenant reimbursements and percentage rents. The decrease was partially offset by lower real estate taxes related to reduced assessments and refunds received from successful appeals, lower janitorial and security costs and increased interest income on our U.S. Treasury securities.

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

Interest Rate Risk

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at March 31, 2024, a 0.5% increase or decrease in interest rates on variable-rate debt would increase or decrease annual interest expense by approximately $5.2 million.

Based on our proportionate share of total consolidated, unconsolidated and other debt at March 31, 2024, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $11.0 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $11.3 million.

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

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations that are discussed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to such risk factors since the filing of our Annual Report.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1–31, 2024	—		$—		—	$23,893,054
February 1–29, 2024	71,895	(2)	23.77	(3)	59,411	22,476,850
March 1–31, 2024	180,000		22.59		180,000	18,411,455
Total	251,895				239,411
(1)
In August 2023, our board of directors authorized the repurchase of up to $25.0 million of our outstanding common stock beginning on August 10, 2023. This share repurchase program has an expiration date of August 10, 2024.
(2)
Includes 12,484 shares surrendered to us by employees to satisfy federal and state income tax requirements related to vesting of shares of restricted stock.
(3)
For the 12,484 shares surrendered to satisfy federal and state income tax requirements, $23.43 represented the average market value per share of the common stock on the vesting date, which was used to determine the number of shares required to be surrendered to satisfy income tax withholding requirements.

ITEM 3: Defaults Upon Senior Securities

Not applicable.

ITEM 4: Mine Safety Disclosures

Not applicable.

ITEM 5: Other Information

None.

ITEM 6: Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
10.1

CBL & Associates Properties, Inc. Named Executive Officer Annual Incentive Compensation Plan (AIP) (Fiscal Year 2024) (incorporated by reference to the Company's Current Report on Form 8-K, filed February 13, 2024).

10.2	CBL & Associates Properties, Inc. 2021 Equity Incentive Plan (incorporated by reference from the Company’s Current Report on Form 8-K filed on November 16, 2021).
10.3	2024 Long Term Incentive Plan under CBL & Associates Properties, Inc. 2021 Equity Incentive Plan (incorporated by reference to the Company's Current Report on Form 8-K, filed February 13, 2024).
10.4

Form of 2024 LTIP Performance Stock Unit Award Agreement under CBL & Associates Properties, Inc. 2021 Equity Incentive Plan (incorporated by reference to the Company's Current Report on Form 8-K, filed February 13, 2024).

10.5

Form of 2024 LTIP Stock Restriction Agreement under CBL & Associates Properties, Inc. 2021 Equity Incentive Plan (incorporated by reference to the Company's Current Report on Form 8-K, filed February 13, 2024).

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

CBL & ASSOCIATES PROPERTIES, INC.

Date: May 10, 2024	/s/ Benjamin W. Jaenicke
Benjamin W. Jaenicke
Executive Vice President -
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)