Form 10-Q
period 2024-06-30
CBL & ASSOCIATES PROPERTIES INC
filed 2024-08-09
CIK 910612

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

As of August 7, 2024, 31,466,806 shares of common stock were outstanding, excluding 34 treasury shares.

CBL & Associates Properties, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1: Condensed Consolidated Financial Statements (Unaudited)

CBL & Associates Properties, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
ASSETS (1)	2024	2023
Real estate assets:
Land	$582,949	$585,191
Buildings and improvements	1,219,644	1,216,054
	1,802,593	1,801,245
Accumulated depreciation	(263,950)	(228,034)
	1,538,643	1,573,211
Developments in progress	8,905	8,900
Net investment in real estate assets	1,547,548	1,582,111
Cash and cash equivalents	57,679	34,188
Restricted cash	83,559	88,888
Available-for-sale securities - at fair value (amortized cost of $238,300 and $261,869 as of June 30, 2024 and December 31, 2023, respectively)	238,108	262,142
Receivables:
Tenant	38,213	43,436
Other	2,795	2,752
Investments in unconsolidated affiliates	82,553	76,458
In-place leases, net	127,818	157,639
Intangible lease assets and other assets	143,428	158,291
	$2,321,701	$2,405,905
LIABILITIES AND EQUITY
Mortgage and other indebtedness, net	$1,853,341	$1,888,803
Accounts payable and accrued liabilities	169,374	186,485
Total liabilities (1)	2,022,715	2,075,288
Shareholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized, 31,551,142 and 31,975,645 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively (excluding 12,534 treasury shares as of June 30, 2024 and excluding 34 treasury shares as of December 31, 2023)	32	32
Additional paid-in capital	709,307	719,125
Accumulated other comprehensive income	643	610
Accumulated deficit	(401,193)	(380,446)
Total shareholders' equity	308,789	339,321
Noncontrolling interests	(9,803)	(8,704)
Total equity	298,986	330,617
	$2,321,701	$2,405,905
(1)
As of June 30, 2024, includes $178,452 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $208,139 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. See Note 7.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES:
Rental revenues	$124,071	$124,842	$248,098	$255,166
Management, development and leasing fees	1,817	1,822	3,722	4,256
Other	3,777	3,203	6,962	6,804
Total revenues	129,665	129,867	258,782	266,226
EXPENSES:
Property operating	(20,740)	(21,507)	(44,567)	(46,121)
Depreciation and amortization	(38,664)	(49,742)	(76,704)	(103,011)
Real estate taxes	(13,028)	(14,481)	(22,297)	(29,269)
Maintenance and repairs	(9,179)	(9,991)	(19,117)	(21,515)
General and administrative	(14,831)	(16,156)	(35,245)	(35,385)
Loss on impairment	—	—	(836)	—
Litigation settlement	72	74	140	118
Other	(127)	—	(127)	(198)
Total expenses	(96,497)	(111,803)	(198,753)	(235,381)
OTHER INCOME (EXPENSES):
Interest and other income	4,082	2,967	8,086	5,632
Interest expense	(39,407)	(44,173)	(79,219)	(87,697)
Gain on deconsolidation	—	—	—	28,151
(Loss) gain on sales of real estate assets	(50)	(114)	3,671	1,482
Income tax provision	(650)	(219)	(492)	(118)
Equity in earnings (losses) of unconsolidated affiliates	7,148	812	11,742	(444)
Total other expenses	(28,877)	(40,727)	(56,212)	(52,994)
Net income (loss)	4,291	(22,663)	3,817	(22,149)
Net (income) loss attributable to noncontrolling interests in:
Operating Partnership	—	—	—	—
Other consolidated subsidiaries	453	1,875	977	3,620
Net income (loss) attributable to the Company	4,744	(20,788)	4,794	(18,529)
Earnings allocable to unvested restricted stock	(260)	(281)	(519)	(561)
Net income (loss) attributable to common shareholders	$4,484	$(21,069)	$4,275	$(19,090)
Basic and diluted per share data attributable to common shareholders:
Basic earnings per share	$0.14	$(0.67)	$0.14	$(0.61)
Diluted earnings per share	0.14	(0.67)	0.14	(0.61)
Weighted-average basic shares	31,150	31,313	31,348	31,309
Weighted-average diluted shares	31,156	31,313	31,351	31,309

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$4,291	$(22,663)	$3,817	$(22,149)

Other comprehensive income (loss):
Unrealized gain on interest rate swap	35	880	497	880
Unrealized (loss) gain on available-for-sale securities	(118)	(17)	(464)	513
Total other comprehensive (loss) income	(83)	863	33	1,393
Comprehensive income (loss)	4,208	(21,800)	3,850	(20,756)
Comprehensive loss attributable to noncontrolling interests in:
Other consolidated subsidiaries	453	1,875	977	3,620
Comprehensive income (loss) attributable to the Company	4,661	(19,925)	4,827	(17,136)
Earnings allocable to unvested restricted stock	(260)	(281)	(519)	(561)
Comprehensive income (loss) attributable to common shareholders	$4,401	$(20,206)	$4,308	$(17,697)

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Equity

(In thousands, except share data)

(Unaudited)

	Equity
	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2022	$32	$710,497	$(1,054)	$(338,934)	$370,541	$(3,412)	$367,129
Net income (loss)	—	—	—	2,259	2,259	(1,745)	514
Other comprehensive income	—	—	530	—	530	—	530
Dividends declared - common stock	—	—	—	(12,024)	(12,024)	—	(12,024)
Issuance of 152,905 shares of restricted common stock	—	—	—	—	—	—	—
Issuance of 133,221 shares of common stock associated with performance stock units, net of shares withheld for tax	—	(1,793)	—	—	(1,793)	—	(1,793)
Amortization of deferred compensation	—	1,843	—	—	1,843	—	1,843
Compensation expense related to performance stock units	—	1,409	—	—	1,409	—	1,409
Distributions to noncontrolling interests	—	—	—	—	—	(3)	(3)
Balance, March 31, 2023	32	711,956	(524)	(348,699)	362,765	(5,160)	357,605
Net loss	—	—	—	(20,788)	(20,788)	(1,875)	(22,663)
Other comprehensive income	—	—	863	—	863	—	863
Dividends declared - common stock	—	—	—	(12,022)	(12,022)	—	(12,022)
Distributions to noncontrolling interests	—	—	—	—	—	(1,889)	(1,889)
Amortization of deferred compensation	—	1,797	—	—	1,797	—	1,797
Compensation expense related to performance stock units	—	1,410	—	—	1,410	—	1,410
Balance, June 30, 2023	$32	$715,163	$339	$(381,509)	$334,025	$(8,924)	$325,101

	Equity
	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2023	$32	$719,125	$610	$(380,446)	$339,321	$(8,704)	$330,617
Net income (loss)	—	—	—	50	50	(524)	(474)
Other comprehensive income	—	—	116	—	116	—	116
Dividends declared - common stock	—	—	—	(12,870)	(12,870)	—	(12,870)
Issuance of 145,352 shares of restricted common stock	—	—	—	—	—	—	—
Issuance of 164,837 shares of common stock associated with performance stock units, net of shares withheld for tax	—	(769)	—	—	(769)	—	(769)
Distributions to noncontrolling interests	—	—	—	—	—	(133)	(133)
Amortization of deferred compensation	—	2,012	—	—	2,012	—	2,012
Compensation expense related to performance stock units	—	1,667	—	—	1,667	—	1,667
Cancellation of 12,484 shares of restricted common stock	—	(292)	—	—	(292)	—	(292)
Repurchases of 239,411 shares of common stock	—	(5,037)	—	—	(5,037)	—	(5,037)
Contributions from noncontrolling interests	—	—	—	—	—	13	13
Balance, March 31, 2024	32	716,706	726	(393,266)	324,198	(9,348)	314,850
Net income (loss)	—	—	—	4,744	4,744	(453)	4,291
Other comprehensive loss	—	—	(83)	—	(83)	—	(83)
Dividends declared - common stock	—	—	—	(12,671)	(12,671)	—	(12,671)
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)
Amortization of deferred compensation	—	2,124	—	—	2,124	—	2,124
Compensation expense related to performance stock units	—	1,441	—	—	1,441	—	1,441
Repurchases of 482,797 shares of common stock	—	(10,964)	—	—	(10,964)	—	(10,964)
Balance, June 30, 2024	$32	$709,307	$643	$(401,193)	$308,789	$(9,803)	$298,986

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,817	$(22,149)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	76,704	103,011
Net amortization of deferred financing costs, discounts on available-for-sale securities and debt discounts	4,963	15,330
Net amortization of intangible lease assets and liabilities	6,148	10,715
Gain on sales of real estate assets	(3,671)	(1,482)
Gain on insurance proceeds	—	(49)
Gain on deconsolidation	—	(28,151)
Write-off of development projects	127	17
Share-based compensation expense	7,244	6,459
Loss on impairment	836	—
Equity in (earnings) losses of unconsolidated affiliates	(11,742)	444
Distributions of earnings from unconsolidated affiliates	9,734	6,550
Change in estimate of uncollectable revenues	2,344	1,451
Change in deferred tax accounts	213	(839)
Changes in:
Tenant and other receivables	2,667	5,091
Other assets	1,509	158
Accounts payable and accrued liabilities	(5,929)	(12,320)
Net cash provided by operating activities	94,964	84,236
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(13,939)	(17,464)
Proceeds from sales of real estate assets	6,694	5,279
Purchases of available-for-sale securities	(128,769)	(99,933)
Redemptions of available-for-sale securities	154,036	142,793
Additional investments in and advances to unconsolidated affiliates	(4,798)	(8,242)
Distributions in excess of equity in earnings of unconsolidated affiliates	886	4,430
Changes in other assets	(1,228)	(1,191)
Net cash provided by investing activities	12,882	25,672
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage and other indebtedness	(46,958)	(39,903)
Additions to deferred financing costs	—	(593)
Repurchases of common stock	(16,001)	—
Contributions from noncontrolling interests	13	—
Payment of tax withholdings for restricted stock awards and performance stock units	(1,062)	(1,793)
Distributions to noncontrolling interests	(135)	(1,892)
Dividends paid to common shareholders	(25,541)	(94,083)
Net cash used in financing activities	(89,684)	(138,264)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	18,162	(28,356)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	123,076	141,949
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$141,238	$113,593
Reconciliation from consolidated statements of cash flows to consolidated balance sheets:
Cash and cash equivalents	$57,679	$24,919
Restricted cash:
Restricted cash	43,116	47,650
Mortgage escrows	40,443	41,024
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$141,238	$113,593

SUPPLEMENTAL INFORMATION
Cash paid for interest, net of amounts capitalized	$68,585	$66,561

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

As of June 30, 2024, the Operating Partnership owned interests in the following properties:

	Malls (1)	Outlet Centers (1)	Lifestyle Centers (1)(2)	Open-Air Centers (3)	Other (3)(4)	Total
Consolidated Properties	40	2	4	21	4	71
Unconsolidated Properties (5)	6	3	1	8	1	19
Total	46	5	5	29	5	90
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

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. As of June 30, 2024, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.00% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 98.98% limited partner interest for a combined interest held by CBL of 99.98%. As of June 30, 2024, third parties owned a 0.02% limited partner interest in the Operating Partnership.

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

The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. All intercompany transactions have been eliminated. The results for the interim period ended June 30, 2024 are not necessarily indicative of the results to be obtained for the full fiscal year.

Reclassifications

The Company reclassified above market leases, net, of $118,673 and below market leases, net, of $80,408 from individual line items to intangible lease assets and other assets and accounts payable and accrued liabilities, respectively, on the condensed consolidated balance sheets at December 31, 2023 to conform with the current period presentation.

For the six months ended June 30, 2023, the Company reclassified payments received on mortgage and other notes receivable of $35 from an individual line item on the condensed consolidated statement of cash flows to changes in other assets from investing activities on the condensed consolidated statement of cash flows to conform with the current period presentation.

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

Accounting Guidance Not Yet Adopted

On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting, which amends the existing standard's disclosure requirements. Among other things, ASU 2023-07 will require companies to disclose significant segment expenses by reportable segment if they are regularly provided to the Chief Operating Decision Maker ("CODM") and disclosures of the CODM's title and position, as well as details of how the CODM uses the reported measures. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023 and for interim periods beginning after December 15, 2024. The adoption of ASU 2023-07 is not expected to have a material impact on the Company's condensed consolidated financial statements.

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

Note 3 – Revenues

Revenues

The following table presents the Company's revenues disaggregated by revenue source for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Rental revenues	$124,071	$124,842	$248,098	$255,166
Revenues from contracts with customers:
Operating expense reimbursements	1,960	1,875	4,220	4,091
Management, development and leasing fees (1)	1,817	1,822	3,722	4,256
Marketing revenues (2)	563	575	967	1,220
	4,340	4,272	8,909	9,567

Other revenues	1,254	753	1,775	1,493
Total revenues (3)	$129,665	$129,867	$258,782	$266,226
(1)
Included in All Other segment.
(2)
Marketing revenues solely relate to the Malls segment for all periods presented.
(3)
Sales taxes are excluded from revenues.

See Note 9 for information on the Company's segments.

Revenues from Contracts with Customers

Outstanding Performance Obligations

The Company has outstanding performance obligations related to certain noncancelable contracts with customers for which it will receive fixed operating expense reimbursements for providing certain maintenance and other services as described above. As of June 30, 2024, the Company expects to recognize these amounts as revenue over the following periods:

Performance obligation	Less than 5 years	5-20 years	Over 20 years	Total
Fixed operating expense reimbursements	$19,252	$42,865	$38,636	$100,753

The Company evaluates its performance obligations each period and makes adjustments to reflect any known additions or cancellations. Performance obligations related to variable consideration, which is based on sales, are constrained.

Note 4 – Leases

The components of rental revenues for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fixed lease payments	$97,833	$104,391	$196,137	$203,372
Variable lease payments	26,238	20,451	51,961	51,794
Total rental revenues	$124,071	$124,842	$248,098	$255,166

The undiscounted future fixed lease payments to be received under the Company's operating leases as of June 30, 2024, are as follows:

Years Ending December 31,	Operating Leases
2024 (1)	$199,753
2025	337,271
2026	258,598
2027	197,304
2028	144,582
2029	96,436
Thereafter	242,828
Total undiscounted lease payments	$1,476,772
(1)
Reflects rental payments for the period July 1, 2024 to December 31, 2024.

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

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments. The estimated fair value of mortgage and other indebtedness was $1,743,913 and $1,806,486 as of June 30, 2024 and December 31, 2023, respectively. The fair value of mortgage and other indebtedness was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently.

Fair Value Measurements on a Recurring Basis

The following table sets forth information regarding the Company's interest rate swap that was designated as a cash flow hedge of interest rate risk for the six months ended June 30, 2024. See Note 8 for more information.

		Fair Value Measurements at Reporting Date Using
Asset	Fair Value at June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap	$835	$—	$835	$—

During the six months ended June 30, 2024, the Company has continued to reinvest the cash from maturing U.S. Treasury securities into new U.S. Treasury securities. The Company designated the U.S. Treasury securities as available-for-sale (“AFS”). The table below sets forth information regarding the Company’s AFS securities that were measured at fair value for the six months ended June 30, 2024 and for the year ended December 31, 2023:

U.S. Treasury securities	June 30, 2024	December 31, 2023
Amortized cost (1)	$238,300	$261,869
Allowance for credit losses (2)	—	—
Total unrealized (loss) gain	(192)	273
Fair value (3)	$238,108	$262,142
(1)
The U.S. Treasury securities held as of June 30, 2024 have maturities through May 2025.
(2)
U.S. Treasury securities have a long history with no credit losses. Additionally, the Company notes that U.S. Treasury securities are explicitly fully guaranteed by a sovereign entity that can print its own currency and that the sovereign entity’s currency is routinely held by central banks and other major financial institutions, is used in international commerce, and commonly viewed as a reserve currency, all of which qualitatively indicate that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. Therefore, the Company did not record expected credit losses for its U.S. Treasury securities for the six months ended June 30, 2024, nor for the year ended December 31, 2023.
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

Long-lived Assets Measured at Fair Value in 2024

During the six months ended June 30, 2024, the Company sold an outparcel for less than its carrying value and recorded impairment of $836.

Long-lived Assets Measured at Fair Value in 2023

During the six months ended June 30, 2023, the Company recognized gain on deconsolidation of $28,151 when it adjusted the negative equity in Alamance Crossing East to zero upon deconsolidation, which represents the estimated fair value of the Company's investment in that property. See Note 7 for more information.

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

2024 Dispositions

During the three and six months ended June 30, 2024, the Company realized a loss of $50 and a gain of $3,671, respectively, related to the sale of an anchor parcel. Gross proceeds from sales of real estate assets was $7,745. In addition, the Company recorded a loss on impairment related to an outparcel that was sold. See Note 5 for more information.

Subsequent to June 30, 2024, Layton Hills Mall was sold. See Note 14 for more information.

2023 Dispositions

During the three months ended June 30, 2023, the Company realized a gain of $114, primarily related to the sale of a land parcel. During the six months ended June 30, 2023, the Company realized a gain of $1,482, primarily related to the sale of five land parcels. Gross proceeds from sales of real estate assets were $5,674 for the six months ended June 30, 2023.

Held for Sale

As of June 30, 2024 and 2023, there were no properties that met the criteria to be classified as held for sale.

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

At June 30, 2024, the Company had investments in 25 entities, which are accounted for using the equity method of accounting. The Company's ownership interest in these unconsolidated affiliates ranges from 33% to 100%. Of these entities, 17 are owned in 50/50 joint ventures.

2024 Activity - Unconsolidated Affiliates

Mall of South Carolina, LP and Mall of South Carolina Outparcel, LP

Subsequent to June 30, 2024, the loans secured by Coastal Grand Mall and Coastal Grand Crossing entered maturity default. See Note 14 for more information.

Vision-CBL Hamilton Place, LLC

Subsequent to June 30, 2024, the loan secured by Hamilton Place Aloft Hotel was modified and extended. See Note 14 for more information.

WestGate Mall CMBS, LLC

In May 2024, the Company transferred title of the mall to the mortgage holder in satisfaction of the non-recourse debt secured by the property, which had a balance of $28,661.

2023 Activity - Unconsolidated Affiliates

Alamance Crossing CMBS, LLC

In February 2023, the Company deconsolidated Alamance Crossing East as a result of the Company losing control when the property was placed in receivership. As of June 30, 2024, the loan secured by Alamance Crossing East had an outstanding balance of $41,122. See Note 5 for more information.

CBL-TRS Med OFC Holding, LLC

In June 2023, the Company and its joint venture partner in Friendly Center and The Shops at Friendly Center entered into a new 50/50 joint venture, CBL-Med OFC Holding, LLC, for the purpose of entering into a joint venture, CBL DMC I, LLC, with a third party to develop a medical office building on a parcel of land adjacent to those centers. CBL-TRS Med OFC Holding, LLC contributed the parcel of land valued at $2,600 to CBL DMC I, LLC in exchange for a 50% interest in CBL DMC I, LLC. The unconsolidated affiliate is a VIE.

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

Condensed Combined Financial Statements - Unconsolidated Affiliates

Condensed combined financial statement information of the unconsolidated affiliates is as follows:

	June 30, 2024	December 31, 2023
ASSETS:
Investment in real estate assets	$2,008,116	$2,010,269
Accumulated depreciation	(913,330)	(886,712)
	1,094,786	1,123,557
Developments in progress	25,370	17,261
Net investment in real estate assets	1,120,156	1,140,818
Other assets	197,016	200,289
Total assets	$1,317,172	$1,341,107
LIABILITIES:
Mortgage and other indebtedness, net	$1,321,646	$1,368,031
Other liabilities	43,680	45,577
Total liabilities	1,365,326	1,413,608
OWNERS' EQUITY (DEFICIT):
The Company	13,759	12,290
Other investors	(61,913)	(84,791)
Total owners' deficit	(48,154)	(72,501)
Total liabilities and owners’ deficit	$1,317,172	$1,341,107

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total revenues	$63,875	$62,943	$127,872	$123,476
Net income (1)	$28,328	$11,092	$34,592	$20,273

(1)
The Company's pro rata share of net income was $7,148 and $812 for the three months ended June 30, 2024 and 2023, respectively. The Company's pro rata share of net income (loss) was $11,742 and $(444) for the six months ended June 30, 2024 and 2023, respectively.

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

Consolidated VIEs

As of June 30, 2024, the Company had investments in 10 consolidated VIEs with ownership interests ranging from 50% to 92%.

Unconsolidated VIEs

The table below lists the Company's unconsolidated VIEs as of June 30, 2024:

Unconsolidated VIEs:	Investment in Real Estate Joint Ventures and Partnerships	Maximum Risk of Loss
Alamance Crossing CMBS, LLC (1)	$—	$—
Ambassador Infrastructure, LLC (2)	—	4,361
Atlanta Outlet JV, LLC	—	—
BI Development, LLC	117	117
BI Development II, LLC	679	679
CBL-T/C, LLC	—	—
CBL-TRS Med OFC Holding, LLC (3)	1,264	3,562
El Paso Outlet Center Holding, LLC	—	—
Fremaux Town Center JV, LLC	—	—
Louisville Outlet Shoppes, LLC	—	—
Mall of South Carolina L.P.	—	—
Vision - CBL Hamilton Place, LLC	3,570	3,570
Vision - CBL Mayfaire TC Hotel, LLC	6,174	6,174
	$11,804	$18,463
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

Note 8 – Mortgage and Other Indebtedness, Net

CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries that it has a direct or indirect ownership interest in are the borrowers on all the Company's debt. At June 30, 2024, all the Company's consolidated debt is non-recourse.

The Company’s mortgage and other indebtedness, net, consisted of the following:

	June 30, 2024		December 31, 2023
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Open-air centers and outparcels loan (2)	$179,180	6.95%	$179,180	6.95%
Loans on operating properties	717,878	5.30%	736,573	5.30%
Total fixed-rate debt	897,058	5.63%	915,753	5.63%
Variable-rate debt:
Secured term loan	787,590	8.19%	799,914	8.21%
Open-air centers and outparcels loan (2)	179,180	9.43%	179,180	9.44%
Loans on operating properties	33,180	8.83%	33,780	8.84%
Recourse loan on an operating property	—	—	15,339	8.24%
Total variable-rate debt	999,950	8.44%	1,028,213	8.44%
Total fixed-rate and variable-rate debt	1,897,008	7.11%	1,943,966	7.12%
Unamortized deferred financing costs	(10,952)		(13,221)
Debt discounts (3)	(32,715)		(41,942)
Total mortgage and other indebtedness, net	$1,853,341		$1,888,803
(1)
Weighted-average interest rate excludes amortization of deferred financing costs.
(2)
The Operating Partnership has an interest rate swap on a notional amount of $32,000 related to the variable portion of the loan to effectively fix the interest rate at 7.3975%.
(3)
In conjunction with fresh start accounting upon emergence from bankruptcy on November 1, 2021, the Company estimated the fair value of its mortgage notes with the assistance of a third-party valuation advisor. This resulted in recognizing debt discounts upon emerging from bankruptcy. The debt discounts are accreted over the term of the respective debt using the effective interest method. The remaining debt discounts at June 30, 2024 will be accreted over a weighted average period of 1.9 years.

Non-recourse loans on operating properties, the open-air centers and outparcels loan and the secured term loan include loans that are secured by properties owned by the Company that have a carrying value of $1,367,368 at June 30, 2024.

2024 Loan Activity

In February 2024, the Company redeemed U.S. Treasury securities and used the proceeds to pay off the $15,190 loan secured by Brookfield Square Anchor Redevelopment.

In May 2024, the Company exercised the first one-year extension option on the loan secured by Fayette Mall.

Scheduled Principal Payments

As of June 30, 2024, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, are as follows:

2024 (1)	$27,389
2025	1,042,967
2026	404,542
2027	359,255
2028	950
2029	1,007
Thereafter	60,898
Total mortgage and other indebtedness	$1,897,008
(1)
Reflects scheduled principal amortization for the period July 1, 2024 through December 31, 2024.

The $27,389 of scheduled principal payments for the remainder of 2024 represents scheduled principal amortization, as all 2024 loan maturities have been addressed.

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

Instrument Type	Location in the Condensed Consolidated Balance Sheet	Notional	Index	Fair Value at June 30, 2024	Maturity Date
Pay fixed/Receive variable swap	Intangible lease assets and other assets	$32,000	1-month USD-SOFR CME	$835	Jun-27

	Three Months Ended June 30,		Six Months Ended June 30,
Hedging Instrument - Interest Rate Swap	2024	2023	2024	2023
Gain recognized in other comprehensive income (loss) (1)	$35	$880	$497	$880

Gain recognized in earnings (1)	$161	$95	$324	$95
(1)
Gain reclassified from accumulated other comprehensive income into earnings shown in interest expense.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that $502 will be reclassified from other comprehensive income (loss) as a decrease to interest expense.

The Company has an agreement with each derivative counterparty that contains a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of June 30, 2024, the Company did not have any derivatives with a fair value in a net liability position including accrued interest but excluding any adjustment for nonperformance risk. As of June 30, 2024, the Company has posted $1,920 of cash collateral related to the interest rate swap. The Company is not in breach of any agreement provisions.

Note 9 – Segment Information

The Company measures performance and allocates resources according to property type, which is determined based on certain criteria such as type of tenants, capital requirements, economic risks, leasing terms, and short and long-term returns on capital. Rental income and tenant reimbursements from tenant leases provide the majority of revenues from all segments.

Information on the Company’s segments is as follows:

Three Months Ended June 30, 2024	Malls (1)	All Other (2)	Total
Revenues (3)	$108,211	$21,454	$129,665
Property operating expenses (4)	(39,365)	(3,582)	(42,947)
Interest expense	(15,457)	(23,950)	(39,407)
Loss on sales of real estate assets	—	(50)	(50)
Other expense	—	(127)	(127)
Segment profit (loss)	$53,389	$(6,255)	47,134
Depreciation and amortization			(38,664)
General and administrative expense			(14,831)
Litigation settlement			72
Interest and other income			4,082
Income tax provision			(650)
Equity in earnings of unconsolidated affiliates			7,148
Net income			$4,291
Capital expenditures (5)	$7,174	$2,272	$9,446

Three Months Ended June 30, 2023	Malls (1)	All Other (2)	Total
Revenues (3)	$110,622	$19,245	$129,867
Property operating expenses (4)	(41,668)	(4,311)	(45,979)
Interest expense	(19,968)	(24,205)	(44,173)
Loss on sales of real estate assets	—	(114)	(114)
Segment profit (loss)	$48,986	$(9,385)	39,601
Depreciation and amortization			(49,742)
General and administrative expense			(16,156)
Litigation settlement			74
Interest and other income			2,967
Income tax provision			(219)
Equity in earnings of unconsolidated affiliates			812
Net loss			$(22,663)
Capital expenditures (5)	4,977	3,527	8,504

Six Months Ended June 30, 2024	Malls (1)	All Other (2)	Total
Revenues (3)	$217,787	$40,995	$258,782
Property operating expenses (4)	(78,980)	(7,001)	(85,981)
Interest expense	(31,194)	(48,025)	(79,219)
Gain on sales of real estate assets	—	3,671	3,671
Other expense	—	(127)	(127)
Segment profit (loss)	$107,613	$(10,487)	97,126
Depreciation and amortization			(76,704)
General and administrative expense			(35,245)
Litigation settlement			140
Interest and other income			8,086
Loss on impairment			(836)
Income tax provision			(492)
Equity in earnings of unconsolidated affiliates			11,742
Net income			$3,817
Capital expenditures (5)	$11,669	$3,844	$15,513

Six Months Ended June 30, 2023	Malls (1)	All Other (2)	Total
Revenues (3)	$226,505	$39,721	$266,226
Property operating expenses (4)	(88,539)	(8,366)	(96,905)
Interest expense	(40,451)	(47,246)	(87,697)
Gain on sales of real estate assets	—	1,482	1,482
Other expense	—	(198)	(198)
Segment profit (loss)	$97,515	$(14,607)	82,908
Depreciation and amortization			(103,011)
General and administrative expense			(35,385)
Litigation settlement			118
Interest and other income			5,632
Gain on deconsolidation			28,151
Income tax provision			(118)
Equity in losses of unconsolidated affiliates			(444)
Net loss			$(22,149)
Capital expenditures (5)	$9,410	$6,629	$16,039

Total assets	Malls (1)	All Other (2)	Total
June 30, 2024	$1,458,325	$863,376	$2,321,701

December 31, 2023	$1,546,610	$859,295	$2,405,905

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

The following table presents the calculation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic earnings per share
Net income (loss) attributable to the Company	$4,744	$(20,788)	$4,794	$(18,529)
Less: Earnings allocable to unvested restricted stock	(260)	(281)	(519)	(561)
Net income (loss) attributable to common shareholders	4,484	(21,069)	4,275	(19,090)
Weighted-average basic shares outstanding	31,150	31,313	31,348	31,309
Net income (loss) per share attributable to common shareholders	$0.14	$(0.67)	$0.14	$(0.61)

Diluted earnings per share (1)
Net income (loss) attributable to common shareholders	$4,484	$(21,069)	$4,275	$(19,090)
Weighted-average diluted shares outstanding	31,156	31,313	31,351	31,309
Net income (loss) per share attributable to common shareholders	$0.14	$(0.67)	$0.14	$(0.61)
(1)
For the three and six months ended June 30, 2024, the computation of diluted EPS includes contingently issuable shares related to PSUs calculated under the treasury stock method. For the three and six months ended June 30, 2024, the computation of diluted EPS does not include contingently issuable shares related to unvested restricted stock awards due to their anti-dilutive nature. For the three and six months ended June 30, 2024, had the contingently issuable shares been dilutive, the denominator for diluted EPS would have been 31,183 and 31,371, respectively, including 27 and 20, respectively, contingently issuable shares related to unvested restricted stock awards. For the three and six months ended June 30, 2023, the computation of diluted EPS does not include contingently issuable shares related to PSUs and unvested restricted stock awards due to their anti-dilutive nature. For the three and six months ended June 30, 2023, had the contingently issuable shares been dilutive, the denominator for diluted EPS would have been 31,407 and 31,384, respectively, including 94 and 75, respectively, contingently issuable shares related to PSUs and unvested restricted stock awards.

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

The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024						Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership	Maximum Guaranteed Amount	Debt Maturity Date (1)		June 30, 2024	December 31, 2023
West Melbourne I, LLC - Phase I	50%	$34,447	50%	$17,224	Feb-2025	(2)	$172	$177
West Melbourne I, LLC - Phase II	50%	10,696	50%	5,348	Feb-2025	(2)	54	56
Port Orange I, LLC	50%	45,848	50%	22,924	Feb-2025	(2)	229	236
Ambassador Infrastructure, LLC	65%	4,361	100%	4,361	Mar-2025		44	57
CBL-TRS Med OFC Holding, LLC (3)	50%	2,298	100%	3,895	Jun-2030		19	19
Total guaranty liability							$518	$545
(1)
Excludes any extension options.
(2)
These loans have a one-year extension option at the joint venture’s election.
(3)
The Operating Partnership has guaranteed the construction debt of CBL DMC I, LLC, a joint venture in which CBL-TRS Med OFC Holding, LLC owns a 50% interest.

For the three and six months ended June 30, 2024 and 2023, the Company evaluated each guaranty, listed in the table above, by evaluating the debt service ratio, cash flow forecasts and the performance of each loan, where applicable. The result of the analysis was that each loan is current and performing. The Company did not record a credit loss related to the guarantees listed in the table above for the three or six months ended June 30, 2024 and 2023.

Note 12 – Share-Based Compensation

Restricted Stock Awards

Compensation expense is recognized on a straight-line basis over the requisite service period. The share-based compensation expense related to restricted stock awards granted under the CBL & Associates Properties, Inc. 2021 Equity Incentive Plan ("EIP") was $2,089 and $4,077 for the three and six months ended June 30, 2024, respectively. The share-based compensation expense related to restricted stock awards was $1,797 and $3,640 for the three and six months ended June 30, 2023, respectively. Share-based compensation cost capitalized as part of real estate assets was $35 and $59 for the three and six months ended June 30, 2024, respectively. As of June 30, 2024, there was $12,838 of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.7 years. Share-based compensation cost resulting from share-based awards is recorded at the Management Company, which is a taxable entity.

A summary of the status of the Company’s unvested restricted stock awards as of June 30, 2024, and changes during the six months ended June 30, 2024, are presented below:

	Shares	Weighted- Average Grant-Date Fair Value Per Share
Unvested at January 1, 2024	590,953	$27.02
Granted	145,352	$23.38
Vested	(88,094)	$26.24
Unvested at June 30, 2024	648,211	$26.31

The total grant-date fair value of restricted stock awards granted during the six months ended June 30, 2024 was $3,398. The total fair value of restricted stock awards that vested during the six months ended June 30, 2024 was $2,096.

Performance Stock Unit Awards

Compensation cost for the PSUs granted in February 2023 and February 2024 is recognized on a straight-line basis over the service period since it is longer than the performance period. The resulting expense is recorded regardless of whether any PSU awards are earned as long as the required service period is met. For the PSUs granted in February 2022, each quarter, management assesses the probability that the measures associated with the Company's outstanding PSU awards will be attained. The Company begins recognizing compensation expense on a straight-line basis over the remaining service period once the PSU award measures are deemed probable of achievement. Share-based compensation expense related to the PSUs granted under the EIP was $1,441 and $3,108 for the three and six months ended June 30, 2024, respectively; and $1,410 and $2,819 for the three and six months ended June 30, 2023, respectively. The unrecognized compensation expense related to the PSUs was $13,816 as of June 30, 2024, which is expected to be recognized over a weighted-average period of 2.3 years assuming all PSUs are earned.

A summary of the status of the Company’s outstanding PSU awards as of June 30, 2024, and changes during the six months ended June 30, 2024, are presented below:

	PSUs	Weighted- Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2024	563,581	$28.65
2024 PSUs granted	169,420	$24.30
Incremental PSUs granted (1)	23,148	$21.96
Outstanding at June 30, 2024	756,149	$27.47
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

The total grant-date fair value of PSU awards granted during the six months ended June 30, 2024 was $4,117.

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

Note 13 – Noncash Investing and Financing Activities

The Company’s noncash investing and financing activities were as follows:

	Six Months Ended June 30,
	2024	2023
Additions to real estate assets accrued but not yet paid	$10,339	$8,595
Deconsolidation upon loss of control (1):
Decrease in real estate assets	—	(9,015)
Decrease in mortgage and other indebtedness	—	37,693
Decrease in operating assets and liabilities	—	3,352
Decrease in intangible lease and other assets	—	(3,879)
(1)
See Note 5 for more information.

Note 14 – Subsequent Events

In July 2024, the Company redeemed $108,265 in U.S. Treasury securities and purchased $108,264 in new U.S. Treasury securities with maturities through June 2025.

In July 2024, the loan secured by Hamilton Place Aloft Hotel was modified and extended. The modified loan bears a fixed interest rate of 7.2% and matures in June 2029.

In August 2024, the Company was notified by the lender that the loans secured by Coastal Grand Mall and Coastal Grand Crossing were in maturity default. The Company is in discussions with the lender regarding a loan modification/extension.

In August 2024, the Company sold Layton Hills Mall. Proceeds from the sale were used to pay down $35,785 on the secured term loan.

In August 2024, the share repurchase program was extended through December 31, 2024.

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

Executive Overview

We are a self-managed, self-administered, fully integrated REIT that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, outlet centers, lifestyle centers, open-air centers and other properties. See Note 1 to the condensed consolidated financial statements for information on our property interests as of June 30, 2024. We have elected to be taxed as a REIT for federal income tax purposes.

The following summarizes our net income (loss) and net income (loss) attributable to common shareholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$4,291	$(22,663)	$3,817	$(22,149)
Net income (loss) attributable to common shareholders	$4,484	$(21,069)	$4,275	$(19,090)

Significant items that affected comparability between the three-month periods include:

•
Items increasing net income for the three months ended June 30, 2024 compared to the prior-year period:
•
Depreciation and amortization expense was $11.1 million lower;
•
Equity in earnings of unconsolidated affiliates was $6.3 million higher;
•
Interest expense was $4.8 million lower;
•
Real estate taxes were $1.5 million lower;
•
Interest and other income was $1.1 million higher; and
•
General and administrative expense was $1.3 million lower.
•
Items decreasing net income for the three months ended June 30, 2024 compared to the prior-year period:
•
Rental revenues were $0.8 million lower; and
•
The income tax provision was $0.4 million higher.

Significant items that affected comparability between the six-month periods include:

•
Items increasing net income for the six months ended June 30, 2024 compared to the prior-year period:
•
Depreciation and amortization expense was $26.3 million lower;
•
Equity in earnings of unconsolidated affiliates was $12.2 million higher;
•
Interest expense was $8.5 million lower;
•
Real estate taxes were $7.0 million lower;
•
Interest and other income was $2.5 million higher;
•
Maintenance and repairs was $2.4 million lower; and
•
Gain on sales of real estate assets was $2.2 million higher.
•
Items decreasing net loss for the six months ended June 30, 2024 compared to the prior-year period:
•
Rental revenues were $7.1 million lower; and
•
Gain on deconsolidation was $28.2 million lower.

Our focus is on continuing to execute our strategy to improve occupancy, drive rent growth and transform the offerings available at our properties to include a targeted mix of retail, service, dining, entertainment and other non-retail uses, primarily through the re-tenanting of former anchor locations as well as diversification of in-line tenancy. This operational strategy is also supported by our balance sheet strategy of reducing overall debt, extending our debt maturity schedule and lowering our overall cost of borrowings to limit maturity risk, as well as improving net cash flow and enhancing enterprise value. While the industry and our Company continue to face challenges, some of which may not be in our control, we believe that the strategies in place to improve occupancy, diversify our tenant mix and redevelop our properties will contribute to stabilization of our portfolio and revenues in future years.

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

Results of Operations

Properties that were in operation for the entire year during 2023 and the six months ended June 30, 2024 are referred to as the "Comparable Properties." Since January 2023, we have deconsolidated:

Deconsolidations

Property	Location	Date of Deconsolidation
Alamance Crossing East (1)	Burlington, NC	February 2023
WestGate Mall (1)(2)	Spartanburg, SC	September 2023
(1)
We deconsolidated the property due to a loss of control when the property was placed into receivership in connection with the foreclosure process.
(2)
The foreclosure process was completed in May 2024.

Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023

Revenues

	Three Months Ended June 30,			Comparable Properties
	2024	2023	Change	Core	Non-core	Deconsolidation	Dispositions
Rental revenues	$124,071	$124,842	$(771)	$767	$103	$(1,618)	$(23)
Management, development and leasing fees	1,817	1,822	(5)	(5)	—	—	—
Other	3,777	3,203	574	495	(9)	(44)	132
Total revenues	$129,665	$129,867	$(202)	$1,257	$94	$(1,662)	$109

Rental revenues from the Comparable Properties increased primarily due to a favorable variance in the estimate for uncollectable revenues in the current-year period as compared to the prior-year period, which was partially offset by lower tenant reimbursements and percentage rents in the current-year period. The favorable variance in the estimate for uncollectable revenues resulted from higher expense in the prior-year period due to an increase in reserves for certain at-risk tenants. Tenant reimbursements were lower due to the accrual of credits to tenants at certain properties related to reduced assessments and refunds received from successful appeals of real estate taxes at certain properties. The decline in percentage rents corresponds to the decline in tenant sales as compared to the prior-year period.

Operating Expenses

	Three Months Ended June 30,			Comparable Properties
	2024	2023	Change	Core	Non-core	Deconsolidation	Dispositions
Property operating	$(20,740)	$(21,507)	$767	$412	$(10)	$365	$—
Real estate taxes	(13,028)	(14,481)	1,453	1,192	21	240	—
Maintenance and repairs	(9,179)	(9,991)	812	614	36	160	2
Property operating expenses	(42,947)	(45,979)	3,032	2,218	47	765	2
Depreciation and amortization	(38,664)	(49,742)	11,078	10,715	89	274	—
General and administrative	(14,831)	(16,156)	1,325	1,325	—	—	—
Litigation settlement	72	74	(2)	(2)	—	—	—
Other	(127)	—	(127)	(127)	—	—	—
Total operating expenses	$(96,497)	$(111,803)	$15,306	$14,129	$136	$1,039	$2

Total property operating expenses at the Comparable Properties decreased primarily due to a state franchise tax rebate related to prior years, as well as lower real estate taxes and janitorial and security costs.

Depreciation and amortization expense at the Comparable Properties decreased primarily due to assets becoming fully depreciated or amortized since the prior-year period related to the shorter useful lives that were implemented upon the adoption of fresh start accounting when we emerged from bankruptcy on November 1, 2021.

General and administrative expenses decreased as compared to the prior-year period primarily due to a reduction in consulting fees during the current-year period as compared to the prior-year period, partially offset by higher compensation expense related to annual compensation increases and higher share-based compensation expenses related to awards granted since the prior-year period.

Other Income and Expenses

Interest and other income increased $1.1 million during the three months ended June 30, 2024 as compared to the prior-year period primarily due to holding U.S. Treasury securities that carried higher interest rates in the current-year period.

Interest expense decreased $4.8 million during the three months ended June 30, 2024 as compared to the prior-year period. The decrease was primarily due to $4.2 million less accretion on property-level debt discounts as certain discounts became fully accreted since the prior year period.

Equity in earnings of unconsolidated affiliates increased $6.3 million for the three months ended June 30, 2024 as compared to the prior-year period. The increase primarily relates to distributions received in the current-year period as compared to contributions made in the prior-year period attributable to certain investments in unconsolidated affiliates in which our investment is below zero.

Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023

Revenues

	Six Months Ended June 30,			Comparable Properties
	2024	2023	Change	Core	Non-core	Deconsolidation	Dispositions
Rental revenues	$248,098	$255,166	$(7,068)	$(2,800)	$—	$(4,261)	$(7)
Management, development and leasing fees	3,722	4,256	(534)	(534)	—	—	—
Other	6,962	6,804	158	123	26	(122)	131
Total revenues	$258,782	$266,226	$(7,444)	$(3,211)	$26	$(4,383)	$124

Rental revenues from the Comparable Properties decreased primarily due to lower tenant reimbursements and percentage rents. Tenant reimbursements were lower due to the accrual of credits to tenants at certain properties related to reduced assessments and refunds received from successful appeals of real estate taxes at certain properties. The decline in percentage rents corresponds to the decline in tenant sales as compared to the prior-year period.

Operating Expenses

	Six Months Ended June 30,			Comparable Properties
	2024	2023	Change	Core	Non-core	Deconsolidation	Dispositions
Property operating	$(44,567)	$(46,121)	$1,554	$595	$(25)	$1,012	$(28)
Real estate taxes	(22,297)	(29,269)	6,972	6,361	35	574	2
Maintenance and repairs	(19,117)	(21,515)	2,398	2,003	(2)	395	2
Property operating expenses	(85,981)	(96,905)	10,924	8,959	8	1,981	(24)
Depreciation and amortization	(76,704)	(103,011)	26,307	24,527	215	1,565	—
General and administrative	(35,245)	(35,385)	140	140	—	—	—
Loss on impairment	(836)	—	(836)	(836)	—	—	—
Litigation settlement	140	118	22	22	—	—	—
Other	(127)	(198)	71	71	—	—	—
Total operating expenses	$(198,753)	$(235,381)	$36,628	$32,883	$223	$3,546	$(24)

Total property operating expenses at the Comparable Properties decreased primarily due to a state franchise tax rebate related to prior years, as well as lower real estate taxes and janitorial and security costs.

Depreciation and amortization expense at the Comparable Properties decreased primarily due to assets becoming fully depreciated or amortized since the prior-year period related to the shorter useful lives that were implemented upon the adoption of fresh start accounting when we emerged from bankruptcy on November 1, 2021.

Other Income and Expenses

Interest and other income increased $2.5 million during the six months ended June 30, 2024 as compared to the prior-year period primarily due to holding U.S. Treasury securities that carried higher interest rates in the current-year period.

Interest expense decreased $8.5 million during the six months ended June 30, 2024 as compared to the prior-year period. The decrease was primarily due to $8.5 million less accretion on property-level debt discounts as certain discounts became fully accreted since the prior year period. Also, the decrease in interest expense was impacted by higher default interest expense in the prior-year period. The decrease in interest expense was partially offset by an increase of $2.3 million in the current year period related to the term loan and open-air centers and outparcels loan due to increased variable rates.

For the six months ended June 30, 2023, we recorded a $28.2 million gain on deconsolidation related to Alamance Crossing East. The property was deconsolidated due to a loss of control when it was placed into receivership in connection with the foreclosure process.

Equity in earnings of unconsolidated affiliates increased $12.2 million for the six months ended June 30, 2024 as compared to the prior-year period. The increase primarily relates to distributions received in the current-year period as compared to contributions made in the prior-year period attributable to certain investments in unconsolidated affiliates in which our investment is below zero.

During the six months ended June 30, 2024 we recognized a $3.7 million gain on sales of real estate assets related to the sale of an anchor parcel. During the six months ended June 30, 2023 we recognized $1.5 million of gain on sales of real estate assets related to the sale of five land parcels.

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

We include a property in our same-center pool when we have owned all or a portion of the property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year and current year-to-date period. New properties are excluded from same-center NOI until they meet these criteria. Properties excluded from the same-center pool that would otherwise meet these criteria are categorized as excluded properties. We exclude properties which are under major redevelopment or are being considered for repositioning, and where we are working or intend to work with the lender on a restructure of the terms of the loan secured by the property or convey the secured property to the lender (“Excluded Properties”). As of June 30, 2024, Alamance Crossing East and Harford Mall were classified as Excluded Properties.

Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss).

A reconciliation of our same-center NOI to net income (loss) for the three- and six-month periods ended June 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$4,291	$(22,663)	$3,817	$(22,149)
Adjustments: (1)
Depreciation and amortization	42,665	53,467	84,134	110,709
Interest expense	55,420	60,786	111,448	119,792
Abandoned projects expense	127	—	127	17
Loss (gain) on sales of real estate assets	50	59	(3,671)	(1,537)
Gain on sales of real estate assets of unconsolidated affiliates	—	(784)	—	(768)
Adjustment for unconsolidated affiliates with negative investment	(4,801)	888	(7,369)	2,479
Gain on deconsolidation	—	—	—	(28,151)
Loss on impairment	—	—	836	—
Litigation settlement	(72)	(74)	(140)	(118)
Income tax provision	650	219	492	118
Lease termination fees	(706)	(793)	(1,689)	(1,954)
Straight-line rent and above- and below-market lease amortization	2,474	3,401	6,481	7,090
Net loss attributable to noncontrolling interests in other consolidated subsidiaries	453	1,875	977	3,620
General and administrative expenses	14,831	16,156	35,245	35,385
Management fees and non-property level revenues	(6,543)	(5,038)	(12,990)	(10,018)
Operating Partnership's share of property NOI	108,839	107,499	217,698	214,515
Non-comparable NOI	(580)	(888)	(627)	(2,894)
Total same-center NOI	$108,259	$106,611	$217,071	$211,621
(1)
Adjustments are based on our Operating Partnership's pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.

Same-center NOI increased 1.5% for the three months ended June 30, 2024 as compared to the prior-year period. The $1.7 million increase for the three months ended June, 2024 compared to the same period in 2023 primarily consisted of a $0.1 million increase in revenues and a $1.6 million decrease in operating expenses. Rental revenues were $0.2 million higher primarily due to a favorable variance in the estimate for uncollectable revenues in the current-year period as compared to the prior-year period, which was partially offset by lower tenant reimbursements and percentage rents in the current-year period. Property operating expenses decreased in the current-year period primarily due to lower real estate taxes, as well as janitorial and security costs. State franchise and real estate taxes were lower due to reduced assessments and refunds received from successful appeals at certain properties, which were partially offset by increased insurance rates.

Same-center NOI increased 2.6% for the six months ended June 30, 2024 as compared to the prior-year period. The $5.5 million increase for the six months ended June, 2024 compared to the same period in 2023 primarily consisted of a $2.9 million decrease in revenues offset by a $8.4 million decrease in operating expenses. Rental revenues were $2.6 million lower primarily due to an unfavorable variance in the estimate for uncollectable revenues in the current-year period as compared to the prior-year period, as well as lower tenant reimbursements and percentage rents. Property operating expenses decreased in the current-year period primarily due to lower real estate taxes, as well as janitorial and security costs. State franchise and real estate taxes were lower due to reduced assessments and refunds received from successful appeals at certain properties, which were partially offset by increased insurance rates.

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

We derive the majority of our revenues from the malls, lifestyle centers and outlet centers. The sources of our revenues by property type were as follows:

	Six Months Ended June 30,
	2024	2023
Malls, lifestyle centers and outlet centers	84.2%	85.1%
All Other Properties	15.8%	14.9%

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

	Sales Per Square Foot for the Trailing Twelve Months Ended June 30,
	2024	2023	% Change
Malls, lifestyle centers and outlet centers same-center sales per square foot	$417	$426	(2.1)%

Occupancy

Our portfolio occupancy is summarized in the following table (Excluded Properties are not included in occupancy metrics):

	As of June 30,
	2024	2023
Total portfolio	88.7%	89.8%
Malls, lifestyle centers and outlet centers:
Total malls	85.9%	88.2%
Total lifestyle centers	90.6%	92.4%
Total outlet centers	89.9%	88.4%
Total same-center malls, lifestyle centers and outlet centers	86.8%	88.6%
All Other Properties:
Total open-air centers	94.9%	94.7%
Total other	87.9%	74.2%

Leasing

The following is a summary of the total square feet of leases signed in the three- and six-month periods ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating portfolio:
New leases	363,628	289,181	585,998	575,194
Renewal leases	710,986	586,036	1,635,417	1,574,527
Total leased	1,074,614	875,217	2,221,415	2,149,721

Average annual base rents per square foot are based on contractual rents in effect as of June 30, 2024 and 2023, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type:

	Six Months Ended June 30,
	2024	2023
Total portfolio (1)	$26.01	$25.50
Malls, lifestyle centers and outlet centers:
Total same-center malls, lifestyle centers and outlet centers	31.16	30.08
Total malls	31.49	30.50
Total lifestyle centers	31.20	29.30
Total outlet centers	29.09	27.76
All Other Properties:
Total open-air centers	15.52	15.29
Total other	20.76	19.94
(1)
Excluded Properties are not included.

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the three- and six-month period ended June 30, 2024 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF	% Change Average
Three Months Ended June 30, 2024:
All Property Types (1)	694,627	$32.37	$34.41	6.3%	$35.23	8.8%
Malls, Lifestyle Centers & Outlet Centers	645,567	32.92	35.06	6.5%	35.89	9.0%
New leases	90,941	26.78	33.11	23.6%	35.02	30.8%
Renewal leases	554,626	33.93	35.38	4.3%	36.03	6.2%

Six Months Ended June 30, 2024:
All Property Types (1)	1,469,259	$31.99	$34.14	6.7%	$35.05	9.6%
Malls, Lifestyle Centers & Outlet Centers	1,378,255	32.33	34.52	6.8%	35.38	9.4%
New leases	178,328	24.33	37.37	53.6%	40.21	65.3%
Renewal leases	1,199,927	33.52	34.10	1.7%	34.67	3.4%

(1)
Includes malls, lifestyle centers, outlet centers, open-air centers and other.

New and renewal leasing activity of comparable small shop space of less than 10,000 square feet based on the lease commencement date is as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2024:
New	69	248,607	6.68	$35.10	$38.04	$23.98	$11.12	46.4%	$14.06	58.6%
Renewal	541	1,827,723	2.76	34.32	34.90	35.17	(0.85)	(2.4)%	(0.27)	(0.8)%
Commencement 2024 Total	610	2,076,330	3.20	34.41	35.28	33.83	0.58	1.7%	1.45	4.3%

Commencement 2025:
New	7	10,898	8.04	69.26	76.27	56.11	13.15	23.4%	20.16	35.9%
Renewal	54	185,591	3.37	33.19	34.07	32.06	1.13	3.5%	2.01	6.3%
Commencement 2025 Total	61	196,489	3.90	35.19	36.41	33.39	1.80	5.4%	3.02	9.0%

Total 2024/2025	671	2,272,819	3.27	$34.48	$35.38	$33.80	$0.68	2.0%	$1.58	4.7%

Liquidity and Capital Resources

As of June 30, 2024, we had $295.8 million available in unrestricted cash and U.S. Treasury securities. Our total pro rata share of debt, excluding unamortized deferred financing costs and debt discounts, at June 30, 2024 was $2,572.9 million, which includes an unconsolidated property loan totaling $41.1 million that is in receivership. We had $48.2 million in restricted cash at June 30, 2024 related to cash held in escrow accounts for insurance, real estate taxes, capital expenditures and tenant allowances as required by the terms of certain mortgage notes payable, as well as amounts related to cash management agreements with lenders of certain property-level mortgage indebtedness, which are designated for debt service and operating expense obligations. We also had restricted cash of $35.4 million related to the properties that secure the corporate term loan and the open-air centers and outparcels loan of which we may receive a portion via distributions semiannually and quarterly in accordance with the provisions of the term loan and the open-air centers and outparcels loan, respectively.

During the six months ended June 30, 2024, we continued to reinvest the cash from maturing U.S. Treasury securities into new U.S. Treasury securities. We designated our U.S. Treasury securities as available-for-sale. In February 2024, we redeemed U.S. Treasury securities and used the proceeds to pay off the $15.2 million loan secured by Brookfield Square Anchor Redevelopment. As of June 30, 2024, our U.S. Treasury securities have maturities through May 2025. Subsequent to June 30, 2024, we redeemed and purchased additional U.S. Treasury securities. See Note 14 for more information.

We paid a common stock dividend of $0.40 per share in each of the first and second quarters of 2024.

During the six months ended June 30, 2024, we sold an anchor parcel and an outparcel which generated approximately $7.7 million in gross proceeds at our share. Subsequent to June 30, 2024, Layton Hills Mall was sold. See Note 14 for more information.

In May 2024, we exercised the first one-year extension option on the loan secured by Fayette Mall and the WestGate Mall foreclosure process was completed. WestGate Mall had an outstanding loan balance of $28.7 million prior to completion of the foreclosure process. Subsequent to June 30, 2024, the loans secured by Coastal Grand Mall and Coastal Grand Crossing entered maturity default. Also, subsequent to June 30, 2024, the loan secured by Hamilton Place Aloft Hotel was modified and extended. See Note 14 for more information.

As of June 30, 2024, our total share of consolidated, unconsolidated and other outstanding debt, excluding debt discounts and deferred financing costs, maturing during 2024, assuming all extension options are elected, is $101.1 million, and our total share of consolidated, unconsolidated and other outstanding debt, excluding debt discounts and deferred financing costs, that matured prior to 2024, which remains outstanding at June 30, 2024, is $41.1 million, consisting of a property loan that is in receivership.

Cash Flows - Operating, Investing and Financing Activities

There was $141.2 million of cash, cash equivalents and restricted cash as of June 30, 2024, an increase of $27.6 million from June 30, 2023. Of this amount, $57.7 million was unrestricted cash and cash equivalents as of June 30, 2024. Also, at June 30, 2024, we had $238.1 million in U.S. Treasuries with maturities through May 2025.

Our net cash flows are summarized as follows (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Net cash provided by operating activities	$94,964	$84,236	$10,728
Net cash provided by investing activities	12,882	25,672	(12,790)
Net cash used in financing activities	(89,684)	(138,264)	48,580
Net cash flows	$18,162	$(28,356)	$46,518

Cash Provided By Operating Activities

Cash provided by operating activities increased primarily due to lower state franchise and real estate tax expense related to reduced assessments, as well as refunds received from successful appeals, lower janitorial and security costs and increased interest income on our U.S. Treasury securities during the current-year period as compared to the prior-year period. The increase was partially offset by lower tenant reimbursements and percentage rents. Tenant reimbursements were lower due to the accrual of credits to tenants at certain properties related to reduced assessments and refunds received from successful appeals of real estate taxes at certain properties. The decline in percentage rents corresponds to the decline in tenant sales as compared to the prior-year period.

Cash Provided By Investing Activities

Cash provided by investing activities decreased primarily due to a lower amount of net redemptions of U.S. Treasury securities and a lower amount of distributions from unconsolidated affiliates. The decrease was partially offset by a decrease in additions to real estate assets during the current-year period as compared to the prior-year period, an increase in proceeds from sales of real estate assets and a lower amount of investments in and advances to unconsolidated affiliates during the current-year period as compared to the prior-year period.

Cash Used In Financing Activities

Cash used in financing activities decreased primarily due to the payment of a first quarter 2023 special dividend that was declared during the fourth quarter of 2022. The decrease was partially offset by an increase in principal payments and repurchases of common stock during the current-year period as compared to the prior-year period.

Debt

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties. Prior to consideration of unamortized deferred financing costs or debt discounts, of our $2,572.9 million outstanding debt at June 30, 2024, $2,520.7 million constituted non-recourse debt obligations and $52.2 million constituted recourse debt obligations. We believe the tables below provide investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

June 30, 2024:	Consolidated	Noncontrolling Interests	Other Debt (1)	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (2)
Fixed-rate debt:
Non-recourse loans on operating properties	$717,878	$(24,711)	$41,122	$609,302	$1,343,591	5.05%
Open-air centers and outparcels loan	179,180	—	—	—	179,180	6.95%	(3)
Recourse loans on operating properties	—	—	—	6,659	6,659	4.07%
Total fixed-rate debt	897,058	(24,711)	41,122	615,961	1,529,430	5.27%
Variable-rate debt:
Non-recourse loans on operating properties	33,180	(11,613)	—	9,653	31,220	8.41%
Recourse loans on operating properties	—	—	—	45,496	45,496	8.33%
Open-air centers and outparcels loan	179,180	—	—	—	179,180	9.43%	(3)
Secured term loan	787,590	—	—	—	787,590	8.19%
Total variable-rate debt	999,950	(11,613)	—	55,149	1,043,486	8.42%
Total fixed-rate and variable-rate debt	1,897,008	(36,324)	41,122	671,110	2,572,916	6.55%
Unamortized deferred financing costs	(10,952)	200	—	(2,573)	(13,325)
Debt discounts (4)	(32,715)	2,755	—	—	(29,960)
Total mortgage and other indebtedness, net	$1,853,341	$(33,369)	$41,122	$668,537	$2,529,631

December 31, 2023:	Consolidated	Noncontrolling Interests	Other Debt (1)	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (2)
Fixed-rate debt:
Non-recourse loans on operating properties	$736,573	$(25,021)	$69,783	$616,337	$1,397,672	5.05%
Open-air centers and outparcels loan	179,180	—	—	—	179,180	6.95%	(3)
Recourse loans on operating properties	—	—	—	5,832	5,832	3.04%
Total fixed-rate debt	915,753	(25,021)	69,783	622,169	1,582,684	5.26%
Variable-rate debt:
Non-recourse loans on operating properties	33,780	(11,823)	—	10,478	32,435	8.56%
Recourse loans on operating properties	15,339	—	—	46,796	62,135	8.13%
Open-air centers and outparcels loan	179,180	—	—	—	179,180	9.44%	(3)
Secured term loan	799,914	—	—	—	799,914	8.21%
Total variable-rate debt	1,028,213	(11,823)	—	57,274	1,073,664	8.42%
Total fixed-rate and variable-rate debt	1,943,966	(36,844)	69,783	679,443	2,656,348	6.54%
Unamortized deferred financing costs	(13,221)	249	—	(3,197)	(16,169)
Debt discounts (4)	(41,942)	3,706	—	—	(38,236)
Total mortgage and other indebtedness, net	$1,888,803	$(32,889)	$69,783	$676,246	$2,601,943

(1)
As of June 30, 2024, represents the outstanding loan balance for Alamance Crossing East. As of December 31, 2023, represents the outstanding loan balances for Alamance Crossing East and WestGate Mall. These properties were deconsolidated due to a loss of control when the properties were placed into receivership in connection with the foreclosure process.
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

The weighted-average remaining term of our total share of consolidated and unconsolidated debt, excluding debt discounts and deferred financing costs, was 2.1 years and 2.4 years at June 30, 2024 and December 31, 2023, respectively. The weighted-average remaining term of our pro rata share of fixed-rate debt, excluding debt discounts and deferred financing costs, was 2.4 years and 2.7 years at June 30, 2024 and December 31, 2023, respectively.

As of June 30, 2024 and December 31, 2023, our total share of consolidated and unconsolidated variable-rate debt, excluding debt discounts and deferred financing costs, represented 40.6% and 40.4%, respectively, of our total pro rata share of debt, excluding debt discounts and deferred financing costs.

See Note 7 to the condensed consolidated financial statements for information concerning activity related to unconsolidated affiliates. Subsequent to June 30, 2024, the loan secured by Coastal Grand Mall entered maturity default. See Note 14 for more information.

Equity

We paid a common stock dividend of $0.40 per share in each of the first and second quarters of 2024. The decision to declare and pay dividends on any outstanding shares of our common stock, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors and will depend on our earnings, taxable income, FFO, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our then-current indebtedness, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, Delaware law and such other factors as our board of directors deems relevant. Any dividends payable will be determined by our board of directors based upon the circumstances at the time of declaration. Our actual results of operations will be affected by a number of factors, including the revenues received from our properties, our operating expenses, interest expense, capital expenditures and the ability of the anchors and tenants at our properties to meet their obligations for payment of rents and tenant reimbursements.

Capital Expenditures

The following table, which excludes expenditures for developments, redevelopments and expansions, summarizes our capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the three and six months ended June 30, 2024 compared to the same period in 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Tenant allowances (1)	$4,070	$3,075	$6,052	$6,649

Maintenance capital expenditures:
Parking area and parking area lighting	1,005	865	1,285	1,196
Roof replacements	1,041	888	1,989	1,425
Other capital expenditures	4,301	4,331	8,490	5,989
Total maintenance capital expenditures	6,347	6,084	11,764	8,610

Capitalized overhead	429	435	481	1,135

Capitalized interest	139	111	273	217

Total capital expenditures	$10,985	$9,705	$18,570	$16,611
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

Developments

Properties Under Development at June 30, 2024

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2024 Cost	Expected Opening Date	Initial Unleveraged Yield
Outparcel Development:
Mayfaire Town Center - hotel development	Wilmington, NC	49%	83,021	$15,435	$5,874	$2,676	Summer '25	11.0%

Redevelopments:
Hamilton Place - Crunch Fitness	Chattanooga, TN	100%	36,640	2,648	1,872	17	Winter '24	23.3%

Total Properties Under Development			119,661	$18,083	$7,746	$2,693
(1)
Total Cost is presented net of reimbursements to be received.
(2)
Cost to Date does not reflect reimbursements until they are received.

Off-Balance Sheet Arrangements

Unconsolidated Affiliates

We have ownership interests in 25 unconsolidated affiliates as of June 30, 2024 that are described in Note 7 to the condensed consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the condensed consolidated balance sheets as investments in unconsolidated affiliates.

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

See Note 11 to the condensed consolidated financial statements for information related to our guarantees of unconsolidated affiliates' debt as of June 30, 2024 and December 31, 2023.

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

Our Annual Report on Form 10-K for the year ended December 31, 2023 contains a discussion of our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these policies and estimates during the six months ended June 30, 2024. Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The reconciliation of net income (loss) attributable to common shareholders to FFO allocable to Operating Partnership common unitholders for the three and six months ended June 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) attributable to common shareholders	$4,484	$(21,069)	$4,275	$(19,090)
Noncontrolling interest in income (loss) of Operating Partnership	—	—	—	—
Earnings allocable to unvested restricted stock	260	281	519	561
Depreciation and amortization expense of:
Consolidated properties	38,664	49,742	76,704	103,011
Unconsolidated affiliates	4,473	4,433	8,462	9,071
Non-real estate assets	(254)	(304)	(513)	(452)
Noncontrolling interests' share of depreciation and amortization in other consolidated subsidiaries	(472)	(708)	(1,032)	(1,373)
Loss on impairment, net of taxes	—	—	619	—
Gain on depreciable property	—	—	(3,721)	—
FFO allocable to Operating Partnership common unitholders	47,155	32,375	85,313	91,728
Debt discount accretion, including our share of unconsolidated affiliates and net of noncontrolling interests' share (1)	11,722	16,574	23,517	33,190
Adjustment for unconsolidated affiliates with negative investment (2)	(4,801)	888	(7,369)	2,479
Litigation settlement (3)	(72)	(74)	(140)	(118)
Non-cash default interest expense (4)	—	287	—	781
Gain on deconsolidation (5)	—	—	—	(28,151)
FFO allocable to Operating Partnership common unitholders, as adjusted	$54,004	$50,050	$101,321	$99,909
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

The increase in FFO, as adjusted, for the three months ended June 30, 2024 was primarily driven by lower state franchise and real estate taxes related to reduced assessments and refunds received from successful appeals, lower janitorial and security costs and increased interest income on our U.S. Treasury securities. The increase was partially offset by lower tenant reimbursements and percentage rents, as well as increased insurance rates in the current-year period as compared to the prior-year period. Tenant reimbursements were lower due to the accrual of credits to tenants at certain properties related to reduced assessments and refunds received from successful appeals of real estate taxes at certain properties. The decline in percentage rents corresponds to the decline in tenant sales as compared to the prior-year period.

The increase in FFO, as adjusted, for the six months ended June 30, 2024 was primarily driven by lower state franchise and real estate taxes related to reduced assessments and refunds received from successful appeals, lower janitorial and security costs and increased interest income on our U.S. Treasury securities. The increase was partially offset by an unfavorable variance in the estimate for uncollectable revenues, lower tenant reimbursements and percentage rents, as well as increased insurance rates in the current-year period as compared to the prior-year period. Tenant reimbursements were lower due to the accrual of credits to tenants at certain properties related to reduced assessments and refunds received from successful appeals of real estate taxes at certain properties. The decline in percentage rents corresponds to the decline in tenant sales as compared to the prior-year period.

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

Interest Rate Risk

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at June 30, 2024, a 0.5% increase or decrease in interest rates on variable-rate debt would increase or decrease annual interest expense by approximately $5.2 million.

Based on our proportionate share of total consolidated, unconsolidated and other debt at June 30, 2024, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $10.6 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $10.8 million.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1–30, 2024	161,533	$22.41	161,533	$14,791,461
May 1–31, 2024	127,430	21.85	127,430	12,007,134
June 1–30, 2024	193,834	22.57	193,834	7,633,098
Total	482,797		482,797
(1)
In August 2023, our board of directors authorized the repurchase of up to $25.0 million of our outstanding common stock beginning on August 10, 2023. Subsequent to June 30, 2024, the share repurchase program was extended. See Note 14 for more information.

ITEM 3: Defaults Upon Senior Securities

Not applicable.

ITEM 4: Mine Safety Disclosures

Not applicable.

ITEM 5: Other Information

During the quarterly period ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Act).

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

CBL & ASSOCIATES PROPERTIES, INC.

Date: August 9, 2024	/s/ Benjamin W. Jaenicke
Benjamin W. Jaenicke
Executive Vice President -
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)