Form 10-K/A
period 2023-12-31
CBL & ASSOCIATES PROPERTIES INC
filed 2024-09-26
CIK 910612

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of CBL & Associates Properties, Inc.’s Proxy Statement for the 2024 Annual Meeting of Shareholders were incorporated by reference in Part III of the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as originally filed on February 29, 2024.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment Filing”) to the Annual Report on Form 10-K for the year ended December 31, 2023 (“Annual Report”) of CBL & Associates Properties, Inc. (the “Registrant”), filed with the Securities and Exchange Commission on February 29, 2024 (“Original Filing Date”), is being filed for the purpose of updating Part II, Item 9 of the Annual Report to update management’s report on disclosure controls and procedures contained in Part II, Item 9A, which inadvertently omitted a statement disclosing the conclusions of the Registrant’s principal executive and principal financial officers regarding the effectiveness of the Registrant’s disclosure controls and procedures as of December 31, 2023. This Amendment Filing corrects such omission.

This Amendment Filing also amends Item 15 of Part IV of the Annual Report solely to include as exhibits a new consent of Deloitte & Touche LLP and the certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. Because no financial statements have been included in this Amendment Filing, paragraph 3 of the certifications has been omitted. The Registrant is not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment Filing.

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

Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

February 29, 2024

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Form 10-K/A or incorporated by reference:

(1)
Consolidated Financial Statements - The response to this portion of Item 15 is incorporated by reference from the Annual Report, into this Amendment Filing.
(2)
Consolidated Financial Statement Schedules - The response to this portion of Item 15 is incorporated by reference from the Annual Report, into this Amendment Filing.
(3)
Exhibits - The exhibits on the accompanying exhibit index are filed as part of, or are incorporated by reference into this Amendment Filing.

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

4.2	Description of Securities (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 29, 2024).

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

21	Subsidiaries of CBL & Associates Properties, Inc. (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 29, 2024).

23	Consent of Deloitte & Touche LLP.

24	Power of Attorney (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 29, 2024).

Exhibit Number	Description
31.1

Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 29, 2024).

31.2

Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 29, 2024).

31.3	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 29, 2024).

32.2

Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 29, 2024).

97

CBL & Associates Properties, Inc. Amended and Restated Clawback Policy (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 29, 2024).

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

Dated: September 26, 2024