Form 10-Q
period 2024-09-30
CBL & ASSOCIATES PROPERTIES INC
filed 2024-11-12
CIK 910612

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

As of November 7, 2024, 30,749,272 shares of common stock were outstanding, excluding 34 treasury shares.

CBL & Associates Properties, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1: Condensed Consolidated Financial Statements (Unaudited)

CBL & Associates Properties, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
ASSETS (1)	2024	2023
Real estate assets:
Land	$563,426	$585,191
Buildings and improvements	1,195,757	1,216,054
	1,759,183	1,801,245
Accumulated depreciation	(277,484)	(228,034)
	1,481,699	1,573,211
Developments in progress	8,816	8,900
Net investment in real estate assets	1,490,515	1,582,111
Cash and cash equivalents	65,113	34,188
Restricted cash	76,355	88,888
Available-for-sale securities - at fair value (amortized cost of $241,289 and $261,869 as of September 30, 2024 and December 31, 2023, respectively)	241,930	262,142
Receivables:
Tenant	39,846	43,436
Other	2,231	2,752
Investments in unconsolidated affiliates	83,701	76,458
In-place leases, net	114,099	157,639
Intangible lease assets and other assets	133,826	158,291
	$2,247,616	$2,405,905
LIABILITIES AND EQUITY
Mortgage and other indebtedness, net	$1,775,119	$1,888,803
Accounts payable and accrued liabilities	174,402	186,485
Total liabilities (1)	1,949,521	2,075,288
Shareholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized, 31,249,272 and 31,975,645 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively (in each case, excluding 34 treasury shares)	31	32
Additional paid-in capital	705,181	719,125
Accumulated other comprehensive income	645	610
Accumulated deficit	(397,511)	(380,446)
Total shareholders' equity	308,346	339,321
Noncontrolling interests	(10,251)	(8,704)
Total equity	298,095	330,617
	$2,247,616	$2,405,905
(1)
As of September 30, 2024, includes $175,142 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $209,814 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. See Note 7.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES:
Rental revenues	$119,992	$124,783	$368,090	$379,949
Management, development and leasing fees	1,990	1,840	5,712	6,096
Other	3,107	2,728	10,069	9,532
Total revenues	125,089	129,351	383,871	395,577
EXPENSES:
Property operating	(23,336)	(22,621)	(67,903)	(68,742)
Depreciation and amortization	(32,326)	(45,118)	(109,030)	(148,129)
Real estate taxes	(13,271)	(13,794)	(35,568)	(43,063)
Maintenance and repairs	(8,890)	(8,487)	(28,007)	(30,002)
General and administrative	(15,402)	(14,398)	(50,647)	(49,783)
Loss on impairment	—	—	(836)	—
Litigation settlement	13	2,060	153	2,178
Other	(15)	—	(142)	(198)
Total expenses	(93,227)	(102,358)	(291,980)	(337,739)
OTHER INCOME (EXPENSES):
Interest and other income	4,023	3,628	12,109	9,260
Interest expense	(38,849)	(42,891)	(118,068)	(130,588)
Loss on extinguishment of debt	(819)	—	(819)	—
Gain on deconsolidation	—	19,728	—	47,879
Gain on sales of real estate assets	12,816	3,414	16,487	4,896
Income tax provision	(364)	(1,263)	(856)	(1,381)
Equity in earnings of unconsolidated affiliates	7,084	3,266	18,826	2,822
Total other expenses	(16,109)	(14,118)	(72,321)	(67,112)
Net income (loss)	15,753	12,875	19,570	(9,274)
Net (income) loss attributable to noncontrolling interests in:
Operating Partnership	(1)	6	(1)	6
Other consolidated subsidiaries	446	381	1,423	4,001
Net income (loss) attributable to the Company	16,198	13,262	20,992	(5,267)
Earnings allocable to unvested restricted stock	(333)	(305)	(852)	(837)
Net income (loss) attributable to common shareholders	$15,865	$12,957	$20,140	$(6,104)
Basic and diluted per share data attributable to common shareholders:
Basic earnings per share	$0.52	$0.41	$0.65	$(0.19)
Diluted earnings per share	0.52	0.41	0.65	(0.19)
Weighted-average basic shares	30,756	31,305	31,149	31,307
Weighted-average diluted shares	30,756	31,305	31,151	31,307

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$15,753	$12,875	$19,570	$(9,274)

Other comprehensive income (loss):
Unrealized (loss) gain on interest rate swap	(831)	330	(334)	1,210
Unrealized gain on available-for-sale securities	833	288	369	801
Total other comprehensive income	2	618	35	2,011
Comprehensive income (loss)	15,755	13,493	19,605	(7,263)
Comprehensive (income) loss attributable to noncontrolling interests in:
Operating Partnership	(1)	6	(1)	6
Other consolidated subsidiaries	446	381	1,423	4,001
Comprehensive income (loss) attributable to the Company	16,200	13,880	21,027	(3,256)
Earnings allocable to unvested restricted stock	(333)	(305)	(852)	(837)
Comprehensive income (loss) attributable to common shareholders	$15,867	$13,575	$20,175	$(4,093)

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Equity

(In thousands, except share data)

(Unaudited)

	Equity
	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2022	$32	$710,497	$(1,054)	$(338,934)	$370,541	$(3,412)	$367,129
Net income (loss)	—	—	—	2,259	2,259	(1,745)	514
Other comprehensive income	—	—	530	—	530	—	530
Dividends declared - common stock	—	—	—	(12,024)	(12,024)	—	(12,024)
Issuance of 152,905 shares of restricted common stock	—	—	—	—	—	—	—
Issuance of 133,221 shares of common stock associated with performance stock units, net of shares withheld for tax	—	(1,793)	—	—	(1,793)	—	(1,793)
Amortization of deferred compensation	—	1,843	—	—	1,843	—	1,843
Compensation expense related to performance stock units	—	1,409	—	—	1,409	—	1,409
Distributions to noncontrolling interests	—	—	—	—	—	(3)	(3)
Balance, March 31, 2023	32	711,956	(524)	(348,699)	362,765	(5,160)	357,605
Net loss	—	—	—	(20,788)	(20,788)	(1,875)	(22,663)
Other comprehensive income	—	—	863	—	863	—	863
Dividends declared - common stock	—	—	—	(12,022)	(12,022)	—	(12,022)
Distributions to noncontrolling interests	—	—	—	—	—	(1,889)	(1,889)
Amortization of deferred compensation	—	1,797	—	—	1,797	—	1,797
Compensation expense related to performance stock units	—	1,410	—	—	1,410	—	1,410
Balance, June 30, 2023	32	715,163	339	(381,509)	334,025	(8,924)	325,101
Net income (loss)	—	—	—	13,262	13,262	(387)	12,875
Other comprehensive income	—	—	618	—	618	—	618
Dividends declared - common stock	—	—	—	(12,011)	(12,011)	—	(12,011)
Cancellation of 1,218 shares of restricted common stock	—	(27)	—	—	(27)	—	(27)
Repurchase of 38,572 shares of common stock	—	(826)	—	—	(826)	—	(826)
Adjustment for noncontrolling interests	—	4	—	—	4	(4)	—
Contributions from noncontrolling interests	—	—	—	—	—	117	117
Distributions to noncontrolling interests	—	—	—	—	—	(122)	(122)
Amortization of deferred compensation	—	1,835	—	—	1,835	—	1,835
Compensation expense related to performance stock units	—	1,410	—	—	1,410	—	1,410
Balance, September 30, 2023	$32	$717,559	$957	$(380,258)	$338,290	$(9,320)	$328,970

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Equity

(Continued)

(In thousands, except share data)

(Unaudited)

	Equity
	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2023	$32	$719,125	$610	$(380,446)	$339,321	$(8,704)	$330,617
Net income (loss)	—	—	—	50	50	(524)	(474)
Other comprehensive income	—	—	116	—	116	—	116
Dividends declared - common stock	—	—	—	(12,870)	(12,870)	—	(12,870)
Issuance of 145,352 shares of restricted common stock	—	—	—	—	—	—	—
Issuance of 164,837 shares of common stock associated with performance stock units, net of shares withheld for tax	—	(769)	—	—	(769)	—	(769)
Distributions to noncontrolling interests	—	—	—	—	—	(133)	(133)
Amortization of deferred compensation	—	2,012	—	—	2,012	—	2,012
Compensation expense related to performance stock units	—	1,667	—	—	1,667	—	1,667
Cancellation of 12,484 shares of restricted common stock	—	(292)	—	—	(292)	—	(292)
Repurchases of 239,411 shares of common stock	—	(5,037)	—	—	(5,037)	—	(5,037)
Contributions from noncontrolling interests	—	—	—	—	—	13	13
Balance, March 31, 2024	32	716,706	726	(393,266)	324,198	(9,348)	314,850
Net income (loss)	—	—	—	4,744	4,744	(453)	4,291
Other comprehensive loss	—	—	(83)	—	(83)	—	(83)
Dividends declared - common stock	—	—	—	(12,671)	(12,671)	—	(12,671)
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)
Amortization of deferred compensation	—	2,124	—	—	2,124	—	2,124
Compensation expense related to performance stock units	—	1,441	—	—	1,441	—	1,441
Repurchases of 482,797 shares of common stock	—	(10,964)	—	—	(10,964)	—	(10,964)
Balance, June 30, 2024	32	709,307	643	(401,193)	308,789	(9,803)	298,986
Net income (loss)	—	—	—	16,198	16,198	(445)	15,753
Other comprehensive income	—	—	2	—	2	—	2
Amortization of deferred compensation	—	2,148	—	—	2,148	—	2,148
Compensation expense related to performance stock units	—	1,691	—	—	1,691	—	1,691
Cancellation of 1,218 shares of restricted common stock	—	(33)	—	—	(33)	—	(33)
Repurchases of 300,652 shares of common stock	(1)	(7,932)	—	—	(7,933)	—	(7,933)
Dividends declared - common stock	—	—	—	(12,516)	(12,516)	—	(12,516)
Distributions to noncontrolling interests	—	—	—	—	—	(3)	(3)
Balance, September 30, 2024	$31	$705,181	$645	$(397,511)	$308,346	$(10,251)	$298,095

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$19,570	$(9,274)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	109,030	148,129
Net amortization of deferred financing costs, discounts on available-for-sale securities and debt discounts	7,666	19,809
Net amortization of intangible lease assets and liabilities	10,489	15,757
Gain on sales of real estate assets	(16,487)	(4,896)
Gain on insurance proceeds	—	(3)
Gain on deconsolidation	—	(47,879)
Write-off of development projects	142	17
Share-based compensation expense	11,083	9,704
Loss on impairment	836	—
Loss on extinguishment of debt	819	—
Equity in earnings of unconsolidated affiliates	(18,826)	(2,822)
Distributions of earnings from unconsolidated affiliates	16,149	9,733
Change in estimate of uncollectable revenues	3,942	3,870
Change in deferred tax accounts	(1,102)	(1,648)
Changes in:
Tenant and other receivables	96	(11)
Other assets	8,764	(1,980)
Accounts payable and accrued liabilities	3,852	(4,351)
Net cash provided by operating activities	156,023	134,155
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(27,239)	(28,751)
Net proceeds from sales of real estate assets	72,223	9,221
Purchases of available-for-sale securities	(286,844)	(260,042)
Redemptions of available-for-sale securities	305,604	302,793
Additional investments in and advances to unconsolidated affiliates	(5,542)	(8,181)
Distributions in excess of equity in earnings of unconsolidated affiliates	1,239	5,187
Changes in other assets	(1,846)	(2,128)
Net cash provided by investing activities	57,595	18,099
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage and other indebtedness	(131,923)	(63,298)
Additions to deferred financing costs	(94)	(593)
Repurchases of common stock	(23,933)	(826)
Contributions from noncontrolling interests	13	117
Payment of tax withholdings for restricted stock awards and performance stock units	(1,094)	(1,820)
Distributions to noncontrolling interests	(138)	(2,014)
Dividends paid to common shareholders	(38,057)	(106,093)
Net cash used in financing activities	(195,226)	(174,527)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	18,392	(22,273)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	123,076	141,949
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$141,468	$119,676
Reconciliation from condensed consolidated statements of cash flows to condensed consolidated balance sheets:
Cash and cash equivalents	$65,113	$34,509
Restricted cash:
Restricted cash	34,251	44,179
Mortgage escrows	42,104	40,988
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$141,468	$119,676

SUPPLEMENTAL INFORMATION
Cash paid for interest, net of amounts capitalized	$102,278	$101,688

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 1 – Organization and Basis of Presentation

CBL & Associates Properties, Inc. (“CBL”), a Delaware corporation, is a self-managed, self-administered, fully integrated real estate investment trust (“REIT”) that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, outlet centers, lifestyle centers, open-air centers, office buildings and other properties, including single-tenant and multi-tenant parcels. Its properties are located in 21 states, but are primarily in the southeastern and midwestern United States.

CBL conducts substantially all its business through CBL & Associates Limited Partnership (the “Operating Partnership”), which is a variable interest entity ("VIE"). The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a VIE.

As of September 30, 2024, the Operating Partnership owned interests in the following properties:

	Malls (1)	Outlet Centers (1)	Lifestyle Centers (1)(2)	Open-Air Centers (3)	Other (3)(4)	Total
Consolidated Properties	39	2	4	19	4	68
Unconsolidated Properties (5)	6	3	1	8	1	19
Total	45	5	5	27	5	87
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

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. As of September 30, 2024, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.00% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 98.98% limited partner interest for a combined interest held by CBL of 99.98%. As of September 30, 2024, third parties owned a 0.02% limited partner interest in the Operating Partnership.

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

The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. All intercompany transactions have been eliminated. The results for the interim period ended September 30, 2024 are not necessarily indicative of the results to be obtained for the full fiscal year.

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

Note 3 – Revenues

Revenues

The following table presents the Company's revenues disaggregated by revenue source for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Rental revenues	$119,992	$124,783	$368,090	$379,949
Revenues from contracts with customers:
Operating expense reimbursements	1,970	1,674	6,190	5,765
Management, development and leasing fees (1)	1,990	1,840	5,712	6,096
Marketing revenues (2)	518	467	1,485	1,687
	4,478	3,981	13,387	13,548

Other revenues	619	587	2,394	2,080
Total revenues (3)	$125,089	$129,351	$383,871	$395,577
(1)
Included in All Other segment.
(2)
Marketing revenues solely relate to the Malls segment for all periods presented.
(3)
Sales taxes are excluded from revenues.

See Note 9 for information on the Company's segments.

Revenues from Contracts with Customers

Outstanding Performance Obligations

The Company has outstanding performance obligations related to certain noncancelable contracts with customers for which it will receive fixed operating expense reimbursements for providing certain maintenance and other services as described above. As of September 30, 2024, the Company expects to recognize these amounts as revenue over the following periods:

Performance obligation	Less than 5 years	5-20 years	Over 20 years	Total
Fixed operating expense reimbursements	$19,570	$44,630	$38,596	$102,796

The Company evaluates its performance obligations each period and makes adjustments to reflect any known additions or cancellations. Performance obligations related to variable consideration, which is based on sales, are constrained.

Note 4 – Leases

The components of rental revenues for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed lease payments	$93,721	$94,251	$289,858	$297,623
Variable lease payments	26,271	30,532	78,232	82,326
Total rental revenues	$119,992	$124,783	$368,090	$379,949

The undiscounted future fixed lease payments to be received under the Company's operating leases as of September 30, 2024, are as follows:

Years Ending December 31,	Operating Leases
2024 (1)	$99,301
2025	340,725
2026	265,586
2027	206,560
2028	154,916
2029	106,518
Thereafter	262,069
Total undiscounted lease payments	$1,435,675
(1)
Reflects rental payments for the period October 1, 2024 to December 31, 2024.

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

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments. The estimated fair value of mortgage and other indebtedness was $1,669,843 and $1,806,486 as of September 30, 2024 and December 31, 2023, respectively. The fair value of mortgage and other indebtedness was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently.

Fair Value Measurements on a Recurring Basis

The Company uses interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows. This analysis reflects the contractual terms of the interest rate swap, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company's derivative contracts for the effect of nonperformance risk, it has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. In accordance with ASU 2011-04, the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate swap fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate swap utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contract, which determination was based on the fair value of the individual contract, was not significant to the overall valuation. As a result, the Company's interest rate swap held as of September 30, 2024 and December 31, 2023 were classified as Level 2 of the fair value hierarchy.

The following table sets forth information regarding the Company's interest rate swap that was designated as a cash flow hedge of interest rate risk for the nine months ended September 30, 2024. See Note 8 for more information.

		Fair Value Measurements at Reporting Date Using
Asset	Fair Value at September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap	$4	$—	$4	$—

During the nine months ended September 30, 2024, the Company has continued to reinvest the cash from maturing U.S. Treasury securities into new U.S. Treasury securities. The Company designated the U.S. Treasury securities as available-for-sale (“AFS”). The table below sets forth information regarding the Company’s AFS securities that were measured at fair value for the nine months ended September 30, 2024 and for the year ended December 31, 2023:

U.S. Treasury securities	September 30, 2024	December 31, 2023
Amortized cost (1)	$241,289	$261,869
Allowance for credit losses (2)	—	—
Total unrealized gain	641	273
Fair value (3)	$241,930	$262,142
(1)
The U.S. Treasury securities held as of September 30, 2024 have maturities through June 2025.
(2)
U.S. Treasury securities have a long history with no credit losses. Additionally, the Company notes that U.S. Treasury securities are explicitly fully guaranteed by a sovereign entity that can print its own currency and that the sovereign entity’s currency is routinely held by central banks and other major financial institutions, is used in international commerce, and commonly viewed as a reserve currency, all of which qualitatively indicate that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. Therefore, the Company did not record expected credit losses for its U.S. Treasury securities for the nine months ended September 30, 2024, nor for the year ended December 31, 2023.
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

Long-lived Assets Measured at Fair Value in 2024

During the nine months ended September 30, 2024, the Company sold an outparcel for less than its carrying value and recorded impairment of $836.

Long-lived Assets Measured at Fair Value in 2023

During the three and nine months ended September 30, 2023, the Company adjusted the negative equity in WestGate Mall to zero upon deconsolidation, which represented the estimated fair value of the Company's investment in the property. See Note 7 for more information.

During the nine months ended September 30, 2023, the Company adjusted the negative equity in Alamance Crossing East to zero upon deconsolidation, which represented the estimated fair value of the Company's investment in that property. See Note 7 for more information.

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

2024 Dispositions

During the three months ended September 30, 2024, the Company realized a gain of $12,816 related to the sales of Layton Hills Mall, Layton Hills Convenience Center, Layton Hills Plaza, 10 outparcels, of which 9 outparcels were associated with the Layton Hills properties, and a land parcel. During the nine months ended September 30, 2024, the Company realized a gain of $16,487 related to the sales of Layton Hills Mall, Layton Hills Convenience Center, Layton Hills Plaza, 10 outparcels, of which 9 outparcels were associated with the Layton Hills properties, a land parcel and an anchor parcel. In addition, the Company recorded a loss on impairment related to an outparcel that was sold. See Note 5 for more information. For the three and nine months ended September 30, 2024, gross proceeds from sales of real estate assets were $66,463 and $74,208, respectively, which were used to partially paydown the secured term loan and the open-air centers and outparcels loan. See Note 8 for more information.

2023 Dispositions

During the three months ended September 30, 2023, the Company realized a gain of $3,414, primarily related to the sale of two land parcels. During the nine months ended September 30, 2023, the Company realized a gain of $4,896, primarily related to the sale of seven land parcels. Gross proceeds from sales of real estate assets were $9,625 for the nine months ended September 30, 2023.

Held for Sale

As of September 30, 2024 and 2023, there were no properties that met the criteria to be classified as held for sale.

Note 7 – Unconsolidated Affiliates and Noncontrolling Interests

Unconsolidated Affiliates

At September 30, 2024, the Company had investments in 25 entities, which are accounted for using the equity method of accounting. All investments in unconsolidated affiliates were similar in nature and the entities all were developing or held and operated real estate assets.

The Company had three unconsolidated affiliates with its ownership interests ranging from 33% to 49%, 17 unconsolidated affiliates owned in 50/50 joint ventures and four unconsolidated affiliates with ownership interests of 65%.

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

Additionally, the Company had a wholly owned investment that was deconsolidated as a result of losing control when the property went into receivership.

2024 Activity - Unconsolidated Affiliates

BI Development II, LLC

Subsequent to September 30, 2024, the $3,062 loan secured by the former Sears parcel at Northgate Mall was paid off using proceeds from the sale of that parcel. See Note 14 for additional information.

CBL-TRS Med OFC Holding, LLC

In September 2024, construction was completed and the Company's full payment guaranty of the construction loan was released.

Louisville Outlet Shoppes, LLC

Subsequent to September 30, 2024, the loan secured by The Outlet Shoppes of the Bluegrass was paid off using proceeds from a new loan. See Note 14 for additional information.

Mall of South Carolina, LP and Mall of South Carolina Outparcel, LP

In August 2024, the Company was notified by the lender that the loans secured by Coastal Grand Mall and Coastal Grand Crossing were in maturity default. The Company is in discussions with the lender regarding a loan modification/extension.

Subsequent to September 30, 2024, the Company was notified by the lender that the loan secured by Coastal Grand Dick's Sporting Goods was in maturity default. The Company is in discussions with the lender regarding a loan modification/extension.

Vision-CBL Hamilton Place, LLC

In July 2024, the loan secured by Hamilton Place Aloft Hotel was modified and extended. The modified loan bears a fixed interest rate of 7.2% and matures in June 2029.

West Melbourne I, LLC

Subsequent to September 30, 2024, the Company and its joint venture partner entered into new non-recourse loans secured by Hammock Landing, which total $45,000. See Note 14 for additional information.

WestGate Mall CMBS, LLC

In May 2024, the Company transferred title of the mall to the mortgage holder in satisfaction of the non-recourse debt secured by the property, which had a balance of $28,661.

2023 Activity - Unconsolidated Affiliates

Alamance Crossing CMBS, LLC

In February 2023, the Company deconsolidated Alamance Crossing East as a result of the Company losing control when the property was placed in receivership. As of September 30, 2024, the loan secured by Alamance Crossing East had an outstanding balance of $41,122. For the nine months ended September 30, 2023, the Company recognized gain on deconsolidation of $28,151. See Note 5 for more information.

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

Condensed Combined Financial Statements - Unconsolidated Affiliates

Condensed combined financial statement information of the unconsolidated affiliates is as follows:

	September 30, 2024	December 31, 2023
ASSETS:
Investment in real estate assets	$2,013,433	$2,010,269
Accumulated depreciation	(927,826)	(886,712)
	1,085,607	1,123,557
Developments in progress	33,341	17,261
Net investment in real estate assets	1,118,948	1,140,818
Other assets	200,171	200,289
Total assets	$1,319,119	$1,341,107
LIABILITIES:
Mortgage and other indebtedness, net	$1,319,066	$1,368,031
Other liabilities	50,370	45,577
Total liabilities	1,369,436	1,413,608
OWNERS' EQUITY (DEFICIT):
The Company	11,756	12,290
Other investors	(62,073)	(84,791)
Total owners' deficit	(50,317)	(72,501)
Total liabilities and owners’ deficit	$1,319,119	$1,341,107

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total revenues	$63,450	$62,354	$191,322	$185,830
Net income (1)	$7,578	$7,162	$42,170	$27,435

(1)
The Company's pro rata share of net income was $7,084 and $3,266 for the three months ended September 30, 2024 and 2023, respectively. The Company's pro rata share of net income was $18,826 and $2,822 for the nine months ended September 30, 2024 and 2023, respectively.

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

Consolidated VIEs

As of September 30, 2024, the Company had investments in 10 consolidated VIEs with ownership interests ranging from 50% to 92%.

Unconsolidated VIEs

The table below lists the Company's unconsolidated VIEs as of September 30, 2024:

Unconsolidated VIEs:	Investment in Real Estate Joint Ventures and Partnerships	Maximum Risk of Loss
Alamance Crossing CMBS, LLC (1)	$—	$—
Ambassador Infrastructure, LLC (2)	—	4,361
Atlanta Outlet JV, LLC	—	—
BI Development, LLC	89	89
BI Development II, LLC	979	979
CBL-T/C, LLC	—	—
El Paso Outlet Center Holding, LLC	—	—
Fremaux Town Center JV, LLC	—	—
Louisville Outlet Shoppes, LLC	—	—
Mall of South Carolina L.P.	—	—
Vision - CBL Hamilton Place, LLC	3,543	3,543
Vision - CBL Mayfaire TC Hotel, LLC	6,175	6,175
	$10,786	$15,147
(1)
During the year ended December 31, 2023, the property was placed into receivership.
(2)
The Operating Partnership has guaranteed all or a portion of the debt. See Note 11 for more information.

Note 8 – Mortgage and Other Indebtedness, Net

CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries that it has a direct or indirect ownership interest in are the borrowers on all the Company's debt. At September 30, 2024, all the Company's consolidated debt is non-recourse.

The Company’s mortgage and other indebtedness, net, consisted of the following:

	September 30, 2024		December 31, 2023
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Open-air centers and outparcels loan (2)	$170,031	6.95%	$179,180	6.95%
Loans on operating properties	709,457	5.30%	736,573	5.30%
Total fixed-rate debt	879,488	5.62%	915,753	5.63%
Variable-rate debt:
Secured term loan	730,463	8.07%	799,914	8.21%
Open-air centers and outparcels loan (2)	170,031	9.30%	179,180	9.44%
Loans on operating properties	32,880	8.70%	33,780	8.84%
Recourse loan on an operating property	—	—	15,339	8.24%
Total variable-rate debt	933,374	8.31%	1,028,213	8.44%
Total fixed-rate and variable-rate debt	1,812,862	7.01%	1,943,966	7.12%
Unamortized deferred financing costs	(9,644)		(13,221)
Debt discounts (3)	(28,099)		(41,942)
Total mortgage and other indebtedness, net	$1,775,119		$1,888,803
(1)
Weighted-average interest rate excludes amortization of deferred financing costs.
(2)
The Operating Partnership has an interest rate swap on a notional amount of $32,000 related to the variable portion of the loan to effectively fix the interest rate at 7.3975%.
(3)
In conjunction with fresh start accounting upon emergence from bankruptcy on November 1, 2021, the Company estimated the fair value of its mortgage notes with the assistance of a third-party valuation advisor. This resulted in recognizing debt discounts upon emerging from bankruptcy. The debt discounts are accreted over the term of the respective debt using the effective interest method. The remaining debt discounts at September 30, 2024 will be accreted over a weighted average period of 1.6 years.

Non-recourse loans on operating properties, the open-air centers and outparcels loan and the secured term loan include loans that are secured by properties owned by the Company that have a carrying value of $1,293,555 at September 30, 2024.

2024 Loan Activity

In February 2024, the Company redeemed U.S. Treasury securities and used the proceeds to pay off the $15,190 loan secured by Brookfield Square Anchor Redevelopment.

In May 2024, the Company exercised a one-year extension option on the loan secured by Fayette Mall.

In August 2024, the Company used proceeds from the sales of Layton Hills Mall, Layton Hills Convenience Center, Layton Hills Plaza and 9 associated outparcels to partially paydown $46,000 and $18,297 on the outstanding principal balances of the secured term loan and the open-air centers and outparcels loan, respectively. In conjunction with the partial paydown of the open-air centers and outparcels loan, the Company recognized $819 of loss on extinguishment of debt related to a prepayment fee.

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

Scheduled Principal Payments

As of September 30, 2024, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, are as follows:

2024 (1)	$7,877
2025	997,258
2026	403,914
2027	340,958
2028	950
2029	1,007
Thereafter	60,898
Total mortgage and other indebtedness	$1,812,862
(1)
Reflects scheduled principal amortization for the period October 1, 2024 through December 31, 2024.

The $7,877 of scheduled principal payments for the remainder of 2024 represents scheduled principal amortization, as all 2024 loan maturities have been addressed.

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

Instrument Type	Location in the Condensed Consolidated Balance Sheet	Notional	Index	Fair Value at September 30, 2024	Maturity Date
Pay fixed/Receive variable swap	Intangible lease assets and other assets	$32,000	1-month USD-SOFR CME	$4	Jun-27

	Three Months Ended September 30,		Nine Months Ended September 30,
Hedging Instrument - Interest Rate Swap	2024	2023	2024	2023
(Loss) gain recognized in other comprehensive income (loss)	$(831)	$330	$(334)	$1,210

Gain recognized in earnings (1)	$162	$158	$486	$253
(1)
Gain reclassified from accumulated other comprehensive income into earnings shown in interest expense.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that $150 will be reclassified from other comprehensive income (loss) as a decrease to interest expense.

The Company has an agreement with each derivative counterparty that contains a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of September 30, 2024, the Company did not have any derivatives with a fair value in a net liability position including accrued interest but excluding any adjustment for nonperformance risk. As of September 30, 2024, the Company has posted $1,920 of cash collateral related to the interest rate swap. The Company is not in breach of any agreement provisions.

Note 9 – Segment Information

The Company measures performance and allocates resources according to property type, which is determined based on certain criteria such as type of tenants, capital requirements, economic risks, leasing terms, and short and long-term returns on capital. Rental income and tenant reimbursements from tenant leases provide the majority of revenues from all segments.

Information on the Company’s segments is as follows:

Three Months Ended September 30, 2024	Malls (1)	All Other (2)	Total
Revenues (3)	$119,925	$5,164	$125,089
Property operating expenses (4)	(45,013)	(484)	(45,497)
Interest expense	(26,752)	(12,097)	(38,849)
Gain on sales of real estate assets	10,397	2,419	12,816
Other expense	—	(15)	(15)
Segment profit (loss)	$58,557	$(5,013)	53,544
Depreciation and amortization			(32,326)
General and administrative expense			(15,402)
Litigation settlement			13
Interest and other income			4,023
Loss on extinguishment of debt			(819)
Income tax provision			(364)
Equity in earnings of unconsolidated affiliates			7,084
Net income			$15,753
Capital expenditures (5)	$12,673	$2,415	$15,088

Three Months Ended September 30, 2023	Malls (1)	All Other (2)	Total
Revenues (3)	$110,062	$19,289	$129,351
Property operating expenses (4)	(40,972)	(3,930)	(44,902)
Interest expense	(17,889)	(25,002)	(42,891)
Gain on sales of real estate assets	—	3,414	3,414
Segment profit (loss)	$51,201	$(6,229)	44,972
Depreciation and amortization			(45,118)
General and administrative expense			(14,398)
Litigation settlement			2,060
Interest and other income			3,628
Gain on deconsolidation			19,728
Income tax provision			(1,263)
Equity in earnings of unconsolidated affiliates			3,266
Net income			$12,875
Capital expenditures (5)	$8,576	$5,028	$13,604

Nine Months Ended September 30, 2024	Malls (1)	All Other (2)	Total
Revenues (3)	$337,712	$46,159	$383,871
Property operating expenses (4)	(123,993)	(7,485)	(131,478)
Interest expense	(57,946)	(60,122)	(118,068)
Gain on sales of real estate assets	10,397	6,090	16,487
Other expense	—	(142)	(142)
Segment profit (loss)	$166,170	$(15,500)	150,670
Depreciation and amortization			(109,030)
General and administrative expense			(50,647)
Litigation settlement			153
Interest and other income			12,109
Loss on extinguishment of debt			(819)
Loss on impairment			(836)
Income tax provision			(856)
Equity in earnings of unconsolidated affiliates			18,826
Net income			$19,570
Capital expenditures (5)	$24,342	$6,259	$30,601

Nine Months Ended September 30, 2023	Malls (1)	All Other (2)	Total
Revenues (3)	$336,567	$59,010	$395,577
Property operating expenses (4)	(129,511)	(12,296)	(141,807)
Interest expense	(58,340)	(72,248)	(130,588)
Gain on sales of real estate assets	—	4,896	4,896
Other expense	—	(198)	(198)
Segment profit (loss)	$148,716	$(20,836)	127,880
Depreciation and amortization			(148,129)
General and administrative expense			(49,783)
Litigation settlement			2,178
Interest and other income			9,260
Gain on deconsolidation			47,879
Income tax provision			(1,381)
Equity in earnings of unconsolidated affiliates			2,822
Net loss			$(9,274)
Capital expenditures (5)	$17,986	$11,657	$29,643

Total assets	Malls (1)	All Other (2)	Total
September 30, 2024	$1,609,784	$637,832	$2,247,616

December 31, 2023	$1,546,610	$859,295	$2,405,905

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

The following table presents the calculation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic earnings per share
Net income (loss) attributable to the Company	$16,198	$13,262	$20,992	$(5,267)
Less: Earnings allocable to unvested restricted stock	(333)	(305)	(852)	(837)
Net income (loss) attributable to common shareholders	15,865	12,957	20,140	(6,104)
Weighted-average basic shares outstanding	30,756	31,305	31,149	31,307
Net income (loss) per share attributable to common shareholders	$0.52	$0.41	$0.65	$(0.19)

Diluted earnings per share (1)
Net income (loss) attributable to common shareholders	$15,865	$12,957	$20,140	$(6,104)
Weighted-average diluted shares outstanding	30,756	31,305	31,151	31,307
Net income (loss) per share attributable to common shareholders	$0.52	$0.41	$0.65	$(0.19)
(1)
For the nine months ended September 30, 2024, the computation of diluted EPS includes contingently issuable shares related to PSUs calculated under the treasury stock method. For the three and nine months ended September 30, 2024, the computation of diluted EPS does not include contingently issuable shares related to unvested restricted stock awards due to their anti-dilutive nature. For the three and nine months ended September 30, 2024, had the contingently issuable shares been dilutive, the denominator for diluted EPS would have been 30,940 and 31,224, respectively, including 184 and 73, respectively, contingently issuable shares related to unvested restricted stock awards. For the three and nine months ended September 30, 2023, the computation of diluted EPS does not include contingently issuable shares related to unvested restricted stock awards due to their anti-dilutive nature. For the three and nine months ended September 30, 2023, had the contingently issuable shares been dilutive, the denominator for diluted EPS would have been 31,334 and 31,320, respectively, including 29 and 13, respectively, contingently issuable shares related to unvested restricted stock awards.

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

The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024						Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership	Maximum Guaranteed Amount	Debt Maturity Date (1)		September 30, 2024	December 31, 2023
West Melbourne I, LLC - Phase I	50%	$33,985	50%	$16,993	Feb-2025	(2)	$170	$177
West Melbourne I, LLC - Phase II	50%	10,483	50%	5,242	Feb-2025	(2)	52	56
Port Orange I, LLC	50%	45,173	50%	22,586	Feb-2025	(3)	226	236
Ambassador Infrastructure, LLC	65%	4,361	100%	4,361	Mar-2025		44	57
CBL-TRS Med OFC Holding, LLC (4)	50%	6,800	—	—	Jun-2030		—	19
Total guaranty liability							$492	$545
(1)
Excludes any extension options.
(2)
Subsequent to September 30, 2024, the existing loan was paid off using proceeds from a new loan secured by Hammock Landing. The new loan removes the previous payment guaranty. See Note 14 for additional information.
(3)
The loan has a one-year extension option at the joint venture’s election.
(4)
In September 2024, construction was completed and the Company's full payment guaranty was released.

For the three and nine months ended September 30, 2024 and 2023, the Company evaluated each guaranty, listed in the table above, by evaluating the debt service ratio, cash flow forecasts and the performance of each loan, where applicable. The result of the analysis was that each loan is current and performing. The Company did not record a credit loss related to the guarantees listed in the table above for the three or nine months ended September 30, 2024 and 2023.

Note 12 – Share-Based Compensation

Restricted Stock Awards

Compensation expense is recognized on a straight-line basis over the requisite service period. The share-based compensation expense related to restricted stock awards granted under the CBL & Associates Properties, Inc. 2021 Equity Incentive Plan ("EIP") was $2,110 and $6,187 for the three and nine months ended September 30, 2024, respectively. The share-based compensation expense related to restricted stock awards was $1,835 and $5,475 for the three and nine months ended September 30, 2023, respectively. Share-based compensation cost capitalized as part of real estate assets was $38 and $97 for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, there was $10,691 of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.5 years. Share-based compensation cost resulting from share-based awards is recorded at the Management Company, which is a taxable entity.

A summary of the status of the Company’s unvested restricted stock awards as of September 30, 2024, and changes during the nine months ended September 30, 2024, are presented below:

	Shares	Weighted- Average Grant-Date Fair Value Per Share
Unvested at January 1, 2024	590,953	$27.02
Granted	145,352	$23.38
Vested	(93,094)	$26.34
Unvested at September 30, 2024	643,211	$26.29

The total grant-date fair value of restricted stock awards granted during the nine months ended September 30, 2024 was $3,398. The total fair value of restricted stock awards that vested during the nine months ended September 30, 2024 was $2,229.

Performance Stock Unit Awards

Compensation cost for the PSUs granted in February 2023 and February 2024 is recognized on a straight-line basis over the service period since it is longer than the performance period. The resulting expense is recorded regardless of whether any PSU awards are earned as long as the required service period is met. For the PSUs granted in February 2022, each quarter, management assesses the probability that the measures associated with the Company's outstanding PSU awards will be attained. The Company begins recognizing compensation expense on a straight-line basis over the remaining service period once the PSU award measures are deemed probable of achievement. Share-based compensation expense related to the PSUs granted under the EIP was $1,691 and $4,799 for the three and nine months ended September 30, 2024, respectively; and $1,410 and $4,229 for the three and nine months ended September 30, 2023, respectively. The unrecognized compensation expense related to the PSUs was $12,125 as of September 30, 2024, which is expected to be recognized over a weighted-average period of 2.1 years assuming all PSUs are earned.

A summary of the status of the Company’s outstanding PSU awards as of September 30, 2024, and changes during the nine months ended September 30, 2024, are presented below:

	PSUs	Weighted- Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2024	563,581	$28.65
2024 PSUs granted	169,420	$24.30
Incremental PSUs granted (1)	39,145	$23.04
Outstanding at September 30, 2024	772,146	$27.41
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

The total grant-date fair value of PSU awards granted during the nine months ended September 30, 2024 was $4,117.

The following table summarizes the assumptions used in the Monte Carlo simulation pricing model related to the PSUs granted in 2024:

2024 PSUs
Grant date	February 7, 2024
Fair value per share on valuation date (1)	$24.30
Risk-free interest rate (2)	4.19%
Expected share price volatility (3)	40.00%
(1)
The value of the 2024 PSU awards is estimated on the date of grant using a Monte Carlo simulation model. The valuation consists of computing the fair value using CBL's simulated stock price as well as TSR over a three-year performance period. The award is modeled as a contingent claim in that the expected return on the underlying shares is risk-free and the rate of discounting the pay off of the award is also risk-free. The weighted-average fair value per share related to the 2024 PSUs consists of 50,825 PSUs at a fair value of $29.38 per share (which relates to the relative TSR) and 118,595 PSUs at a fair value of $22.12 per share (which relates to absolute TSR).
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

Note 13 – Noncash Investing and Financing Activities

The Company’s noncash investing and financing activities were as follows:

	Nine Months Ended September 30,
	2024	2023
Additions to real estate assets accrued but not yet paid	$12,374	$10,943
Deconsolidation upon loss of control (1):
Decrease in real estate assets	—	(14,419)
Decrease in mortgage and other indebtedness	—	63,339
Decrease in operating assets and liabilities	—	6,409
Decrease in intangible lease and other assets	—	(7,450)
(1)
See Note 5 for more information.

Note 14 – Subsequent Events

In October 2024, the Company redeemed $25,307 in U.S. Treasury securities and purchased $25,300 in new U.S. Treasury securities with maturities through October 2025.

In October 2024, the Company completed the repurchase of 500,000 shares of CBL stock for $12,525, in a privately negotiated block trade from a single shareholder. The block repurchase was completed separately from the Company’s existing stock repurchase program, which was completed in September 2024.

In October 2024, the Company and its joint venture partner entered into a new $66,000 non-recourse loan secured by The Outlet Shoppes of the Bluegrass. Proceeds from the new loan were used to pay off the existing $61,480 loan secured by the property. The new loan has a ten-year term and bears a fixed interest rate of 6.84%.

In November 2024, the Company and its joint venture partner sold the former Sears parcel at Northgate Mall and used the proceeds to pay off the $3,062 loan secured by that parcel.

In November 2024, the Company and its joint venture partner entered into new non-recourse loans secured by Hammock Landing, which total $45,000. Proceeds from the new loans were used to pay off the existing variable rate loans secured by the property, which totaled $44,243. The new loans have a ten-year term and bear a fixed interest rate of 5.86%.

In November 2024, the Company was notified by the lender that the loan secured by Coastal Grand Dick's Sporting Goods was in maturity default. The Company is in discussions with the lender regarding a loan modification/extension.

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

Executive Overview

We are a self-managed, self-administered, fully integrated REIT that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, outlet centers, lifestyle centers, open-air centers and other properties. See Note 1 to the condensed consolidated financial statements for information on our property interests as of September 30, 2024. We have elected to be taxed as a REIT for federal income tax purposes.

The following summarizes our net income (loss) and net income (loss) attributable to common shareholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$15,753	$12,875	$19,570	$(9,274)
Net income (loss) attributable to common shareholders	$15,865	$12,957	$20,140	$(6,104)

Significant items that affected comparability between the three-month periods include:

•
Items increasing net income for the three months ended September 30, 2024 compared to the prior-year period:
•
Depreciation and amortization expense was $12.8 million lower;
•
Equity in earnings of unconsolidated affiliates was $3.8 million higher;
•
Interest expense was $4.0 million lower; and
•
Gain on sales of real estate assets was $9.4 million higher.
•
Items decreasing net income for the three months ended September 30, 2024 compared to the prior-year period:
•
Rental revenues were $4.8 million lower;
•
Gain on deconsolidation was $19.7 million lower;
•
Litigation settlement expense was $2.0 million higher; and
•
General and administrative expense was $1.0 million higher.

Significant items that affected comparability between the nine-month periods include:

•
Items increasing net income for the nine months ended September 30, 2024 compared to the prior-year period:
•
Depreciation and amortization expense was $39.1 million lower;
•
Equity in earnings of unconsolidated affiliates was $16.0 million higher;
•
Interest expense was $12.5 million lower;
•
Real estate taxes were $7.5 million lower;
•
Interest and other income was $2.8 million higher;
•
Maintenance and repairs was $2.0 million lower; and
•
Gain on sales of real estate assets was $11.6 million higher.
•
Items decreasing net income for the nine months ended September 30, 2024 compared to the prior-year period:
•
Rental revenues were $11.9 million lower;
•
Litigation settlement expense was $2.0 million higher; and
•
Gain on deconsolidation was $47.9 million lower.

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

Results of Operations

Properties that were in operation for the entire year during 2023 and the nine months ended September 30, 2024 are referred to as the "Comparable Properties." Since January 2023, we have opened, deconsolidated and disposed of the following properties:

Properties Opened

Property	Location	Date Opened
Friendly Center Medical Office (1)	Greensboro, NC	August 2024
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
(2)
The foreclosure process was completed in May 2024.

Dispositions

Property	Location	Date of Disposition
Layton Hills Mall	Layton, UT	August 2024
Layton Hills Convenience Center	Layton, UT	September 2024
Layton Hills Plaza	Layton, UT	September 2024

We consider properties undergoing major redevelopment or being considered for repositioning as non-core. As of September 30, 2024, Harford Mall was designated as non-core.

Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023

Revenues

	Three Months Ended September 30,			Comparable Properties
	2024	2023	Change	Core	Non-core	Deconsolidation	Dispositions
Rental revenues	$119,992	$124,783	$(4,791)	$(2,034)	$(196)	$(727)	$(1,834)
Management, development and leasing fees	1,990	1,840	150	150	—	—	—
Other	3,107	2,728	379	369	65	(34)	(21)
Total revenues	$125,089	$129,351	$(4,262)	$(1,515)	$(131)	$(761)	$(1,855)

Rental revenues from the Comparable Properties decreased primarily due to lower minimum rents and percentage rents in the current-year period. Minimum rents were lower due to tenant closures and tenants that converted to percentage in lieu of rent. The decline in percentage rents corresponds to the decline in tenant sales as compared to the prior-year period.

Operating Expenses

	Three Months Ended September 30,			Comparable Properties
	2024	2023	Change	Core	Non-core	Deconsolidation	Dispositions
Property operating	$(23,336)	$(22,621)	$(715)	$(1,318)	$33	$364	$206
Real estate taxes	(13,271)	(13,794)	523	221	57	160	85
Maintenance and repairs	(8,890)	(8,487)	(403)	(509)	(35)	69	72
Property operating expenses	(45,497)	(44,902)	(595)	(1,606)	55	593	363
Depreciation and amortization	(32,326)	(45,118)	12,792	12,108	66	183	435
General and administrative	(15,402)	(14,398)	(1,004)	(1,004)	—	—	—
Litigation settlement	13	2,060	(2,047)	(2,047)	—	—	—
Other	(15)	—	(15)	(15)	—	—	—
Total operating expenses	$(93,227)	$(102,358)	$9,131	$7,436	$121	$776	$798

Total property operating expenses at the Comparable Properties increased primarily due to higher insurance and non-contract exterior maintenance costs.

Depreciation and amortization expense at the Comparable Properties decreased primarily due to tenant improvement and intangible in-place lease assets recognized upon the adoption of fresh start accounting on November 1, 2021 becoming fully depreciated or amortized since the prior-year period.

General and administrative expenses increased as compared to the prior-year period primarily due to higher compensation expense related to annual compensation increases and higher share-based compensation expenses related to awards granted since the prior-year period.

Litigation settlement expense increased during the three months ended September 30, 2024 as compared to the prior-year period. The increase results from a revision to the estimate in the prior-year period related to amounts to be paid out under the terms of the class action settlement agreement that was executed in 2019.

Other Income and Expenses

Interest expense decreased $4.0 million during the three months ended September 30, 2024 as compared to the prior-year period. The decrease was primarily due to less accretion on property-level debt discounts as certain discounts became fully accreted since the prior year period. Also, the decrease is attributable to amortization of principal balances, which has resulted in a reduction in interest expense as compared to the prior-year period.

For the three months ended September 30, 2023, we recorded a $19.7 million gain on deconsolidation related to WestGate Mall. The property was deconsolidated due to a loss of control when it was placed into receivership in connection with the foreclosure process.

Equity in earnings of unconsolidated affiliates increased $3.8 million for the three months ended September 30, 2024 as compared to the prior-year period. The increase primarily relates to distributions received in the current-year period as compared to the prior-year period attributable to certain investments in unconsolidated affiliates in which our investment is below zero.

During the three months ended September 30, 2024, we recognized $12.8 million of gain on sales of real estate assets related to the sales of Layton Hills Mall, Layton Hills Convenience Center, Layton Hills Plaza, 10 outparcels, of which 9 outparcels were associated with the Layton Hills properties, and a land parcel. During the three months ended September 30, 2023, we recognized $3.4 million of gain on sales of real estate assets primarily related to the sale of two land parcels.

Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023

Revenues

	Nine Months Ended September 30,			Comparable Properties
	2024	2023	Change	Core	Non-core	Deconsolidation	Dispositions
Rental revenues	$368,090	$379,949	$(11,859)	$(4,855)	$(196)	$(4,988)	$(1,820)
Management, development and leasing fees	5,712	6,096	(384)	(384)	—	—	—
Other	10,069	9,532	537	498	91	(156)	104
Total revenues	$383,871	$395,577	$(11,706)	$(4,741)	$(105)	$(5,144)	$(1,716)

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

Operating Expenses

	Nine Months Ended September 30,			Comparable Properties
	2024	2023	Change	Core	Non-core	Deconsolidation	Dispositions
Property operating	$(67,903)	$(68,742)	$839	$(763)	$8	$1,376	$218
Real estate taxes	(35,568)	(43,063)	7,495	6,580	93	733	89
Maintenance and repairs	(28,007)	(30,002)	1,995	1,378	(37)	464	190
Property operating expenses	(131,478)	(141,807)	10,329	7,195	64	2,573	497
Depreciation and amortization	(109,030)	(148,129)	39,099	35,306	281	1,747	1,765
General and administrative	(50,647)	(49,783)	(864)	(864)	—	—	—
Loss on impairment	(836)	—	(836)	(836)	—	—	—
Litigation settlement	153	2,178	(2,025)	(2,025)	—	—	—
Other	(142)	(198)	56	56	—	—	—
Total operating expenses	$(291,980)	$(337,739)	$45,759	$38,832	$345	$4,320	$2,262

Total property operating expenses at the Comparable Properties decreased primarily due to a state franchise tax rebate related to prior years, as well as lower real estate taxes and janitorial and security costs.

Depreciation and amortization expense at the Comparable Properties decreased primarily due to tenant improvement and intangible in-place lease assets recognized upon the adoption of fresh start accounting on November 1, 2021 becoming fully depreciated or amortized since the prior-year period.

Litigation settlement expense increased during the nine months ended September 30, 2024 as compared to the prior-year period. The increase results from a revision to the estimate in the prior-year period related to amounts to be paid out under the terms of the class action settlement agreement that was executed in 2019.

Other Income and Expenses

Interest and other income increased $2.8 million during the nine months ended September 30, 2024 as compared to the prior-year period primarily due to holding U.S. Treasury securities that carried higher interest rates in the current-year period.

Interest expense decreased $12.5 million during the nine months ended September 30, 2024 as compared to the prior-year period. The decrease was primarily due to $10.2 million less accretion on property-level debt discounts as certain discounts became fully accreted since the prior year period. Also, the decrease in interest expense was impacted by higher default interest expense in the prior-year period. The decrease in interest expense was partially offset by an increase of $1.4 million in the current year period related to the term loan and open-air centers and outparcels loan due to increased variable rates.

For the nine months ended September 30, 2023, we recorded a $47.9 million gain on deconsolidation related to Alamance Crossing East and WestGate Mall. The properties were deconsolidated due to a loss of control when they were placed into receivership in connection with the foreclosure process.

Equity in earnings of unconsolidated affiliates increased $16.0 million for the nine months ended September 30, 2024 as compared to the prior-year period. The increase primarily relates to distributions received in the current-year period as compared to contributions made in the prior-year period attributable to certain investments in unconsolidated affiliates in which our investment is below zero.

During the nine months ended September 30, 2024 we recognized a $16.5 million gain on sales of real estate assets related to the sales of Layton Hills Mall, Layton Hills Convenience Center, Layton Hills Plaza, 10 outparcels, of which 9 outparcels were associated with the Layton Hills properties, a land parcel and an anchor parcel. During the nine months ended September 30, 2023 we recognized $4.9 million of gain on sales of real estate assets related to the sale of seven land parcels.

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

We include a property in our same-center pool when we have owned all or a portion of the property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year and current year-to-date period. New properties are excluded from same-center NOI until they meet these criteria. Properties excluded from the same-center pool that would otherwise meet these criteria are categorized as excluded properties. We exclude properties which are under major redevelopment or are being considered for repositioning, and where we are working or intend to work with the lender on a restructure of the terms of the loan secured by the property or convey the secured property to the lender (“Excluded Properties”). As of September 30, 2024, Alamance Crossing East and Harford Mall were classified as Excluded Properties.

Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss).

A reconciliation of our same-center NOI to net income (loss) for the three- and nine-month periods ended September 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$15,753	$12,875	$19,570	$(9,274)
Adjustments: (1)
Depreciation and amortization	35,422	48,748	119,556	159,457
Interest expense	54,462	59,843	165,910	179,635
Abandoned projects expense	15	—	142	17
Gain on sales of real estate assets, net of taxes and noncontrolling interests' share	(12,816)	(3,073)	(16,487)	(4,610)
Gain on sales of real estate assets of unconsolidated affiliates	—	—	—	(768)
Adjustment for unconsolidated affiliates with negative investment	(4,099)	(3,659)	(11,468)	(1,180)
Loss on extinguishment of debt	819	—	819	—
Gain on deconsolidation	—	(19,728)	—	(47,879)
Loss on impairment	—	—	836	—
Litigation settlement	(13)	(2,060)	(153)	(2,178)
Income tax provision	364	1,263	856	1,381
Lease termination fees	(524)	(127)	(2,213)	(2,081)
Straight-line rent and above- and below-market lease amortization	3,831	2,612	10,312	9,702
Net loss attributable to noncontrolling interests in other consolidated subsidiaries	446	381	1,423	4,001
General and administrative expenses	15,402	14,398	50,647	49,783
Management fees and non-property level revenues	(6,080)	(4,709)	(19,070)	(14,727)
Operating Partnership's share of property NOI	102,982	106,764	320,680	321,279
Non-comparable NOI	(1,260)	(2,995)	(5,824)	(9,550)
Total same-center NOI	$101,722	$103,769	$314,856	$311,729
(1)
Adjustments are based on our Operating Partnership's pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.

Same-center NOI decreased 2.0% for the three months ended September 30, 2024 as compared to the prior-year period. The $2.0 million decrease for the three months ended September 30, 2024 compared to the same period in 2023 primarily consisted of a $0.4 million decrease in revenues and a $1.6 million increase in operating expenses. Rental revenues were $0.9 million lower primarily due to lower minimum rents and percentage rents in the current-year period. Minimum rents were lower due to tenant closures and tenants that converted to percentage in lieu of rent. The decline in percentage rents corresponds to the decline in tenant sales as compared to the prior-year period. Property operating expenses increased in the current-year period primarily due to higher insurance and non-contract exterior maintenance costs.

Same-center NOI increased 1.0% for the nine months ended September 30, 2024 as compared to the prior-year period. The $3.1 million increase for the nine months ended September 30, 2024 compared to the same period in 2023 primarily consisted of a $3.6 million decrease in revenues offset by a $6.7 million decrease in operating expenses. Rental revenues were $3.6 million lower primarily due to lower tenant reimbursements and percentage rents. Property operating expenses decreased in the current-year period primarily due to lower real estate taxes, as well as janitorial and security costs. State franchise and real estate taxes were lower due to reduced assessments and refunds received from successful appeals at certain properties, which were partially offset by increased insurance rates.

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

We derive the majority of our revenues from the malls, lifestyle centers and outlet centers. The sources of our revenues by property type were as follows:

	Nine Months Ended September 30,
	2024	2023
Malls, lifestyle centers and outlet centers	88.0%	85.1%
All Other Properties	12.0%	14.9%

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

	Sales Per Square Foot for the Trailing Twelve Months Ended September 30,
	2024	2023	% Change
Malls, lifestyle centers and outlet centers same-center sales per square foot	$418	$421	(0.7)%

Occupancy

Our portfolio occupancy is summarized in the following table (Excluded Properties are not included in occupancy metrics):

	As of September 30,
	2024	2023
Total portfolio	89.3%	90.8%
Malls, lifestyle centers and outlet centers:
Total malls	86.4%	89.2%
Total lifestyle centers	91.2%	92.6%
Total outlet centers	91.6%	90.3%
Total same-center malls, lifestyle centers and outlet centers	87.4%	89.7%
All Other Properties:
Total open-air centers	95.4%	94.9%
Total other	88.0%	82.5%

Leasing

The following is a summary of the total square feet of leases signed in the three- and nine-month periods ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating portfolio:
New leases	143,207	749,615	729,205	1,324,809
Renewal leases	739,089	194,589	2,374,506	1,769,116
Development portfolio:
New leases	—	25,151	—	25,151
Total leased	882,296	969,355	3,103,711	3,119,076

Average annual base rents per square foot are based on contractual rents in effect as of September 30, 2024 and 2023, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type:

	Nine Months Ended September 30,
	2024	2023
Total portfolio (1)	$26.05	$25.51
Malls, lifestyle centers and outlet centers:
Total same-center malls, lifestyle centers and outlet centers	31.05	29.94
Total malls	31.29	30.28
Total lifestyle centers	31.57	29.76
Total outlet centers	29.02	27.57
All Other Properties:
Total open-air centers	15.80	15.26
Total other	20.84	18.76
(1)
Excluded Properties are not included.

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the three- and nine-month period ended September 30, 2024 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are set forth below. Rent concessions typically consist of periods of free rent. The impact of such concessions was not material for the period presented below.

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF	% Change Average
Three Months Ended September 30, 2024:
All Property Types (1)	361,830	$39.15	$41.85	6.9%	$42.86	9.5%
Malls, Lifestyle Centers & Outlet Centers	331,339	40.77	43.38	6.4%	44.41	8.9%
New leases	39,494	42.69	58.84	37.8%	63.34	48.4%
Renewal leases	291,845	40.51	41.29	1.9%	41.85	3.3%

Nine Months Ended September 30, 2024:
All Property Types (1)	1,831,089	$33.40	$35.66	6.8%	$36.59	9.6%
Malls, Lifestyle Centers & Outlet Centers	1,709,594	33.97	36.24	6.7%	37.13	9.3%
New leases	217,822	27.66	41.27	49.2%	44.40	60.5%
Renewal leases	1,491,772	34.89	35.50	1.7%	36.07	3.4%

(1)
Includes malls, lifestyle centers, outlet centers, open-air centers and other.

New and renewal leasing activity of comparable small shop space of less than 10,000 square feet based on the lease commencement date is as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2024:
New	75	276,852	6.51	$36.34	$39.57	$25.83	$10.51	40.7%	$13.74	53.2%
Renewal	586	1,929,696	2.79	34.69	35.33	35.58	(0.89)	(2.5)%	(0.25)	(0.7)%
Commencement 2024 Total	661	2,206,548	3.21	34.89	35.86	34.36	0.53	1.5%	1.50	4.4%

Commencement 2025:
New	13	34,410	8.03	61.07	66.37	37.37	23.70	63.4%	29.00	77.6%
Renewal	106	346,991	3.38	35.70	36.52	34.68	1.02	2.9%	1.84	5.3%
Commencement 2025 Total	119	381,401	3.89	37.99	39.21	34.92	3.07	8.8%	4.29	12.3%

Total 2024/2025	780	2,587,949	3.31	$35.35	$36.36	$34.44	$0.91	2.6%	$1.92	5.6%

Liquidity and Capital Resources

As of September 30, 2024, we had $307.0 million available in unrestricted cash and U.S. Treasury securities. Our total pro rata share of debt, excluding unamortized deferred financing costs and debt discounts, at September 30, 2024 was $2,486.5 million, which includes an unconsolidated property loan totaling $41.1 million that is in receivership. We had $49.9 million in restricted cash at September 30, 2024 related to cash held in escrow accounts for insurance, real estate taxes, capital expenditures and tenant allowances as required by the terms of certain mortgage notes payable, as well as amounts related to cash management agreements with lenders of certain property-level mortgage indebtedness, which are designated for debt service and operating expense obligations. We also had restricted cash of $26.5 million related to the properties that secure the corporate term loan and the open-air centers and outparcels loan of which we may receive a portion via distributions semiannually and quarterly in accordance with the provisions of the term loan and the open-air centers and outparcels loan, respectively.

During the nine months ended September 30, 2024, we continued to reinvest the cash from maturing U.S. Treasury securities into new U.S. Treasury securities. We designated our U.S. Treasury securities as available-for-sale. In February 2024, we redeemed U.S. Treasury securities and used the proceeds to pay off the $15.2 million loan secured by Brookfield Square Anchor Redevelopment. As of September 30, 2024, our U.S. Treasury securities have maturities through June 2025. Subsequent to September 30, 2024, we redeemed and purchased additional U.S. Treasury securities. See Note 14 for more information.

We paid a common stock dividend of $0.40 per share in each of the first, second and third quarters of 2024.

During the nine months ended September 30, 2024, we sold Layton Hills Mall, Layton Hills Convenience Center, Layton Hills Plaza, 10 outparcels, of which 9 outparcels were associated with the Layton Hills properties, a land parcel and an anchor parcel which generated approximately $74.2 million in gross proceeds at our share. Proceeds from the sales of Layton Hills Mall, Layton Hills Convenience Center, Layton Hills Plaza and the associated Layton Hills outparcels were used to partially paydown $46.0 million and $18.3 million on the outstanding principal balances of the secured term loan and the open-air centers and outparcels loan, respectively. Subsequent to September 30, 2024, the $3,062 loan secured by the former Sears parcel at Northgate Mall was paid off using proceeds from the sale of that parcel. See Note 14 for additional information.

In May 2024, we exercised a one-year extension option on the loan secured by Fayette Mall and the WestGate Mall foreclosure process was completed. WestGate Mall had an outstanding loan balance of $28.7 million prior to completion of the foreclosure process. In July 2024, the loan secured by Hamilton Place Aloft Hotel was modified and extended. In August 2024, the loans secured by Coastal Grand Mall and Coastal Grand Crossing entered maturity default. Subsequent to September 30, 2024, the loan secured by Coastal Grand Dick's Sporting Goods entered maturity default. We are in discussions with the lenders regarding modifications/extensions of these loans. Also, subsequent to September 30, 2024, the loans secured by The Outlet Shoppes of the Bluegrass and Hammock Landing were paid off using proceeds from new loans. See Note 14 for more information.

As of September 30, 2024, our total share of consolidated, unconsolidated and other outstanding debt, excluding debt discounts and deferred financing costs, maturing during 2024, assuming all extension options are elected, is $93.1 million, and our total share of consolidated, unconsolidated and other outstanding debt, excluding debt discounts and deferred financing costs, that matured prior to 2024, which remains outstanding at September 30, 2024, is $41.1 million, consisting of a property loan that is in receivership.

Cash Flows - Operating, Investing and Financing Activities

There was $141.5 million of cash, cash equivalents and restricted cash as of September 30, 2024, an increase of $21.8 million from September 30, 2023. Of this amount, $65.1 million was unrestricted cash and cash equivalents as of September 30, 2024. Also, at September 30, 2024, we had $241.9 million in U.S. Treasuries with maturities through June 2025.

Our net cash flows are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Net cash provided by operating activities	$156,023	$134,155	$21,868
Net cash provided by investing activities	57,595	18,099	39,496
Net cash used in financing activities	(195,226)	(174,527)	(20,699)
Net cash flows	$18,392	$(22,273)	$40,665

Cash Provided By Operating Activities

Cash provided by operating activities increased primarily due to lower state franchise and real estate taxes related to reduced assessments, as well as refunds received from successful appeals, lower janitorial and security costs and increased interest income on our U.S. Treasury securities during the current-year period as compared to the prior-year period. The increase was partially offset by lower tenant reimbursements, percentage rents and increased insurance rates. Tenant reimbursements were lower due to the accrual of credits to tenants at certain properties related to reduced assessments and refunds received from successful appeals of real estate taxes at certain properties. The decline in percentage rents corresponds to the decline in tenant sales as compared to the prior-year period.

Cash Provided By Investing Activities

Cash provided by investing activities increased primarily due to the sales of Layton Hills Mall, Layton Hills Convenience Center, Layton Hills Plaza and the 9 associated outparcels. The increase was offset by a lower amount of net redemptions of U.S. Treasury securities and a lower amount of distributions from unconsolidated affiliates.

Cash Used In Financing Activities

Cash used in financing activities increased primarily due to an increase in principal payments and repurchases of common stock during the current-year period as compared to the prior-year period. This increase was partially offset by a reduction in dividends paid due to the payment of a first quarter 2023 special dividend that was declared during the fourth quarter of 2022.

Debt

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties. Prior to consideration of unamortized deferred financing costs or debt discounts, of our $2,486.5 million outstanding debt at September 30, 2024, $2,437.3 million constituted non-recourse debt obligations and $49.2 million constituted recourse debt obligations. We believe the tables below provide investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

September 30, 2024:	Consolidated	Noncontrolling Interests	Other Debt (1)	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (2)
Fixed-rate debt:
Non-recourse loans on operating properties	$709,457	$(24,513)	$41,122	$614,751	$1,340,817	5.06%
Open-air centers and outparcels loan	170,031	—	—	—	170,031	6.95%	(3)
Recourse loans on operating properties	—	—	—	4,361	4,361	3.00%
Total fixed-rate debt	879,488	(24,513)	41,122	619,112	1,515,209	5.27%
Variable-rate debt:
Non-recourse loans on operating properties	32,880	(11,508)	—	4,616	25,988	8.59%
Recourse loans on operating properties	—	—	—	44,821	44,821	8.20%
Open-air centers and outparcels loan	170,031	—	—	—	170,031	9.30%	(3)
Secured term loan	730,463	—	—	—	730,463	8.07%
Total variable-rate debt	933,374	(11,508)	—	49,437	971,303	8.30%
Total fixed-rate and variable-rate debt	1,812,862	(36,021)	41,122	668,549	2,486,512	6.45%
Unamortized deferred financing costs	(9,644)	201	—	(2,277)	(11,720)
Debt discounts (4)	(28,099)	2,278	—	—	(25,821)
Total mortgage and other indebtedness, net	$1,775,119	$(33,542)	$41,122	$666,272	$2,448,971

December 31, 2023:	Consolidated	Noncontrolling Interests	Other Debt (1)	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (2)
Fixed-rate debt:
Non-recourse loans on operating properties	$736,573	$(25,021)	$69,783	$616,337	$1,397,672	5.05%
Open-air centers and outparcels loan	179,180	—	—	—	179,180	6.95%	(3)
Recourse loans on operating properties	—	—	—	5,832	5,832	3.04%
Total fixed-rate debt	915,753	(25,021)	69,783	622,169	1,582,684	5.26%
Variable-rate debt:
Non-recourse loans on operating properties	33,780	(11,823)	—	10,478	32,435	8.56%
Recourse loans on operating properties	15,339	—	—	46,796	62,135	8.13%
Open-air centers and outparcels loan	179,180	—	—	—	179,180	9.44%	(3)
Secured term loan	799,914	—	—	—	799,914	8.21%
Total variable-rate debt	1,028,213	(11,823)	—	57,274	1,073,664	8.42%
Total fixed-rate and variable-rate debt	1,943,966	(36,844)	69,783	679,443	2,656,348	6.54%
Unamortized deferred financing costs	(13,221)	249	—	(3,197)	(16,169)
Debt discounts (4)	(41,942)	3,706	—	—	(38,236)
Total mortgage and other indebtedness, net	$1,888,803	$(32,889)	$69,783	$676,246	$2,601,943

(1)
As of September 30, 2024, represents the outstanding loan balance for Alamance Crossing East. As of December 31, 2023, represents the outstanding loan balances for Alamance Crossing East and WestGate Mall. These properties were deconsolidated due to a loss of control when the properties were placed into receivership in connection with the foreclosure process.
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

The weighted-average remaining term of our total share of consolidated and unconsolidated debt, excluding debt discounts and deferred financing costs, was 1.8 years and 2.4 years at September 30, 2024 and December 31, 2023, respectively. The weighted-average remaining term of our pro rata share of fixed-rate debt, excluding debt discounts and deferred financing costs, was 2.1 years and 2.7 years at September 30, 2024 and December 31, 2023, respectively.

As of September 30, 2024 and December 31, 2023, our total share of consolidated and unconsolidated variable-rate debt, excluding debt discounts and deferred financing costs, represented 39.1% and 40.4%, respectively, of our total pro rata share of debt, excluding debt discounts and deferred financing costs.

See Note 7 to the condensed consolidated financial statements for information concerning activity related to unconsolidated affiliates. Subsequent to September 30, 2024, the loan secured by Coastal Grand Dick's Sporting Goods entered maturity default. Also, subsequent to September 30, 2024, the loans secured by The Outlet Shoppes of the Bluegrass and Hammock Landing were paid off using proceeds from new loans. See Note 14 for more information.

Equity

We paid a common stock dividend of $0.40 per share in each of the first, second and third quarters of 2024. The decision to declare and pay dividends on any outstanding shares of our common stock, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors and will depend on our earnings, taxable income, FFO, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our then-current indebtedness, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, Delaware law and such other factors as our board of directors deems relevant. Any dividends payable will be determined by our board of directors based upon the circumstances at the time of declaration. Our actual results of operations will be affected by a number of factors, including the revenues received from our properties, our operating expenses, interest expense, capital expenditures and the ability of the anchors and tenants at our properties to meet their obligations for payment of rents and tenant reimbursements.

In September 2024, we completed all repurchase activity under our $25.0 million stock repurchase program. A total of 1,074,826 shares were repurchased under the program. Subsequent to September 30, 2024, we repurchased an additional 500,000 shares of CBL common stock, which was separate from the stock repurchase program. See Note 14 for additional information.

Capital Expenditures

The following table, which excludes expenditures for developments, redevelopments and expansions, summarizes our capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the three and nine months ended September 30, 2024 compared to the same period in 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Tenant allowances (1)	$5,795	$6,616	$11,847	$13,265

Maintenance capital expenditures:
Parking area and parking area lighting	2,487	1,604	3,772	2,800
Roof replacements	2,915	1,396	4,904	2,821
Other capital expenditures	6,106	4,014	14,596	10,003
Total maintenance capital expenditures	11,508	7,014	23,272	15,624

Capitalized overhead	194	360	675	1,495

Capitalized interest	155	125	428	342

Total capital expenditures	$17,652	$14,115	$36,222	$30,726
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

Developments

Properties Under Development at September 30, 2024

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2024 Cost	Expected Opening Date	Initial Unleveraged Yield
Outparcel Development:
Mayfaire Town Center - hotel development	Wilmington, NC	49%	83,021	$15,435	$8,739	$5,542	Summer '25	11.0%

Redevelopments:
Hamilton Place - Crunch Fitness	Chattanooga, TN	100%	36,640	2,648	2,083	228	Winter '24	23.3%

Total Properties Under Development			119,661	$18,083	$10,822	$5,770
(1)
Total Cost is presented net of reimbursements to be received.
(2)
Cost to Date does not reflect reimbursements until they are received.

Off-Balance Sheet Arrangements

Unconsolidated Affiliates

We have ownership interests in 25 unconsolidated affiliates as of September 30, 2024 that are described in Note 7 to the condensed consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the condensed consolidated balance sheets as investments in unconsolidated affiliates.

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

See Note 11 to the condensed consolidated financial statements for information related to our guarantees of unconsolidated affiliates' debt as of September 30, 2024 and December 31, 2023.

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

Our Annual Report on Form 10-K for the year ended December 31, 2023 contains a discussion of our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these policies and estimates during the nine months ended September 30, 2024. Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The reconciliation of net income (loss) attributable to common shareholders to FFO allocable to Operating Partnership common unitholders for the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) attributable to common shareholders	$15,865	$12,957	$20,140	$(6,104)
Noncontrolling interest in income (loss) of Operating Partnership	1	(6)	1	(6)
Earnings allocable to unvested restricted stock	333	305	852	837
Depreciation and amortization expense of:
Consolidated properties	32,326	45,118	109,030	148,129
Unconsolidated affiliates	3,534	4,192	11,996	13,263
Non-real estate assets	(256)	(221)	(769)	(673)
Noncontrolling interests' share of depreciation and amortization in other consolidated subsidiaries	(438)	(562)	(1,470)	(1,935)
Loss on impairment, net of taxes	—	—	619	—
Gain on depreciable property	(11,930)	—	(15,651)	—
FFO allocable to Operating Partnership common unitholders	39,435	61,783	124,748	153,511
Debt discount accretion, including our share of unconsolidated affiliates and net of noncontrolling interests' share (1)	11,085	14,689	34,602	47,879
Adjustment for unconsolidated affiliates with negative investment (2)	(4,099)	(3,659)	(11,468)	(1,180)
Litigation settlement (3)	(13)	(2,060)	(153)	(2,178)
Non-cash default interest expense (4)	232	191	232	972
Gain on deconsolidation (5)	—	(19,728)	—	(47,879)
Loss on extinguishment of debt (6)	819	—	819	—
FFO allocable to Operating Partnership common unitholders, as adjusted	$47,459	$51,216	$148,780	$151,125
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
(4)
The three and nine months ended September 30, 2024 and 2023 includes default interest on loans past their maturity dates.
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
(6)
During the three months ended September 30, 2024, we made a partial paydown on the open-air centers and outparcels loan and recognized loss on extinguishment of debt related to a prepayment fee.

The decrease in FFO, as adjusted, for the three months ended September 30, 2024 was primarily driven by the sales of the Layton Hills properties as well as lower minimum rents and percentage rents combined with higher property operating expenses. Minimum rents were lower due to tenant closures and tenants that converted to percentage in lieu of rent. The decline in percentage rents corresponds to the decline in tenant sales as compared to the prior-year period. Property operating expenses increased in the current-year period primarily due to higher insurance and non-contract exterior maintenance costs.

The decrease in FFO, as adjusted, for the nine months ended September 30, 2024 was primarily driven by lower tenant reimbursements, percentage rents and increased insurance rates. Tenant reimbursements were lower due to the accrual of credits to tenants at certain properties related to reduced assessments and refunds received from successful appeals of real estate taxes at certain properties. The decline in percentage rents corresponds to the decline in tenant sales as compared to the prior-year period. The decrease was partially offset by lower state franchise and real estate taxes related to reduced assessments and refunds received from successful appeals, lower janitorial and security costs and increased interest income on our U.S. Treasury securities. The sale of the Layton Hills properties also contributed to the decrease in FFO, as adjusted.

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

Interest Rate Risk

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at September 30, 2024, a 0.5% increase or decrease in interest rates on variable-rate debt would increase or decrease annual interest expense by approximately $4.9 million.

Based on our proportionate share of total consolidated, unconsolidated and other debt at September 30, 2024, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $10.0 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $10.3 million.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
July 1–31, 2024	84,336		$23.68		84,336	$5,636
August 1–31, 2024	105,416		26.46		105,416	2,847
September 1–30, 2024	112,118	(2)	25.67	(3)	110,900	—
Total	301,870				300,652
(1)
In August 2023, our board of directors authorized the repurchase of up to $25.0 million of our outstanding common stock beginning on August 10, 2023. In August 2024, the share repurchase program was extended. In September 2024, the share repurchase program was completed.
(2)
Includes 1,218 shares surrendered to us by an employee to satisfy federal and state income tax requirements related to vesting of shares of restricted stock.
(3)
For the 1,218 shares surrendered to satisfy federal and state income tax requirements, $26.59 represented the average market value per share of the common stock on the vesting date, which was used to determine the number of shares required to be surrendered to satisfy income tax withholding.

ITEM 3: Defaults Upon Senior Securities

Not applicable.

ITEM 4: Mine Safety Disclosures

Not applicable.

ITEM 5: Other Information

During the quarterly period ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Act).

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

CBL & ASSOCIATES PROPERTIES, INC.

Date: November 12, 2024	/s/ Benjamin W. Jaenicke
Benjamin W. Jaenicke
Executive Vice President -
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)