Form 10-K
period 2024-12-31
CBL & ASSOCIATES PROPERTIES INC
filed 2025-03-03
CIK 910612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

The aggregate market value of the 18,122,078 shares of CBL & Associates Properties, Inc.'s common stock, $0.001 par value, held by non-affiliates of the registrant as of June 30, 2024 was $423,694,184, based on the closing price of $23.38 per share on the New York Stock Exchange on June 28, 2024. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.)

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒	No ☐

As of February 25, 2025, 30,935,922 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of CBL & Associates Properties, Inc.’s Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference in Part III.

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
•
cyberattack or acts of cyberterrorism;
•
uncertainty and economic impact of pandemics, epidemics or other public health emergencies or fear of such events; and
•
other risks referenced from time to time in filings with the Securities and Exchange Commission (“SEC”) and those factors listed or incorporated by reference into this report.

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

The Company’s Business

We are a self-managed, self-administered, fully integrated real estate investment trust ("REIT"). We own, develop, acquire, lease, manage, and operate regional shopping malls, outlet centers, lifestyle centers, open-air centers and other properties. At December 31, 2024, our properties are located in 21 states, but are primarily in the southeastern and midwestern United States. We have elected to be taxed as a REIT for federal income tax purposes.

We conduct substantially all our business through CBL & Associates Limited Partnership (the "Operating Partnership"), which is a variable interest entity ("VIE"). We are the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. CBL Holdings I, Inc. is the sole general partner of the Operating Partnership. At December 31, 2024, CBL Holdings I, Inc. owned a 1.0% general partner interest and CBL Holdings II, Inc. owned a 98.98% limited partner interest in the Operating Partnership, for a combined interest held by us of 99.98%. As of December 31, 2024, third parties owned a 0.02% limited partner interest in the Operating Partnership.

See Note 1 to the consolidated financial statements for information on our properties as of December 31, 2024. Our malls, lifestyle centers, outlet centers, open-air centers and other property types are collectively referred to as the “properties” and individually as a “property.” The other property type (the "All Other" or "All Other Properties") is made up of office buildings, outparcels and hotels.

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

▪
GLA – refers to gross leasable area of space in square feet.
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

Significant Markets and Tenants

Top Five Markets

Our top five markets, based on percentage of total revenues, were as follows for the year ended December 31, 2024:

Market	Percentage of Total Revenues (1)
Chattanooga, TN	6.8%
St. Louis, MO	4.4%
Lexington, KY	4.3%
Laredo, TX	4.0%
Fayetteville, NC	3.6%
(1)
Includes the Company’s proportionate share of total revenues from consolidated and unconsolidated affiliates based on the ownership percentage in the respective joint venture and any other applicable terms.

Top 25 Tenants

Our top 25 tenants based on percentage of total revenues were as follows for the year ended December 31, 2024:

	Tenant	Number of Stores	Square Feet	Percentage of Total Revenues (1)
1	Signet Group, PLC (2)	107	163,523	2.72%
2	Victoria's Secret & Co.	46	381,193	2.60%
3	Dick's Sporting Goods, Inc. (3)	25	1,615,698	2.36%
4	Pentland Group (4)	59	346,804	2.22%
5	American Eagle Outfitters, Inc.	59	356,602	2.20%
6	Foot Locker, Inc.	62	308,548	2.08%
7	Bath & Body Works, Inc.	56	232,923	1.81%
8	Genesco Inc. (5)	71	142,736	1.50%
9	Knitwell Group	87	389,176	1.36%
10	The Gap, Inc.	42	508,261	1.22%
11	Luxottica Group S.P.A. (6)	74	168,185	1.22%
12	Cinemark Corp.	8	430,944	1.18%
13	The Buckle, Inc.	31	162,079	1.11%
14	Hot Topic, Inc.	96	241,327	0.99%
15	The TJX Companies, Inc. (7)	19	542,607	0.98%
16	Barnes & Noble Inc.	18	473,816	0.85%
17	Shoe Show, Inc.	28	357,714	0.84%
18	Abercrombie & Fitch, Co.	27	184,814	0.82%
19	Claire's Stores, Inc.	64	82,679	0.80%
20	H & M Hennes & Mauritz AB	37	780,855	0.80%
21	Spencer Spirit Holdings, Inc.	46	108,379	0.79%
22	Ulta Salon, Cosmetics & Fragrance, Inc.	23	237,961	0.76%
23	Focus Brands LLC (8)	64	46,362	0.73%
24	Darden Restaurants, Inc.	35	240,371	0.69%
25	Chick-fil-A, Inc.	25	52,930	0.65%
		1,209	8,556,487	33.28%
(1)
Includes the Company’s proportionate share of total revenues from consolidated and unconsolidated affiliates based on the ownership percentage in the respective joint venture and any other applicable terms.
(2)
Signet Group, PLC. operates Kay Jewelers, Marks & Morgan, JB Robinson, Shaw's Jewelers, Osterman's Jewelers, LeRoy's Jewelers, Jared Jewelers, Belden Jewelers, Ultra Diamonds, Rogers Jewelers, Zales, Peoples, Banter by Piercing Pagoda and Piercing Pagoda.
(3)
Dick's Sporting Goods, Inc. operates Dick's Sporting Goods, Golf Galaxy and Field & Stream. Includes a former Sears lease acquired by Dick's Sporting Goods, Inc. for future redevelopment.
(4)
Pentland Group operates Hibbett Sports, JD Sports and Finish Line.
(5)
Genesco Inc. operates Journey's, Underground by Journey's, Shi by Journey's, Johnston & Murphy, Hat Shack, Lids, Hat Zone and Clubhouse.
(6)
Luxottica Group S.P.A. operates Lenscrafters, Pearle Vision and Sunglass Hut.
(7)
The TJX Companies, Inc. operates T.J. Maxx, Marshalls, HomeGoods and Sierra Trading Post.
(8)
Focus Brands operates certain Auntie Anne’s, Cinnabon, Moe’s Southwest Grill and Planet Smoothie locations.

Operating Strategy

We operate a diverse portfolio of dynamic properties including enclosed regional malls, outlet centers, lifestyle centers and open-air centers. Our assets are located in strong mid-tier markets with a focus in the growing southeast and midwest. Approximately 30% of our 2024 same-center net operating income ("NOI") was generated by non-enclosed mall assets. Our primary objective is to operate our portfolio to maximize the long-term value of our company by generating increasing levels of NOI and improving free cash flow through a variety of methods as further discussed below.

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

See Developments and Redevelopments in Item 7 of this Annual Report for information on the projects completed during 2024 and under construction at December 31, 2024.

Active Portfolio Management and Asset Recycling

We actively manage our asset base with the goal of enhancing the overall quality and value of our portfolio. We regularly review our portfolio to identify assets that no longer fit our strategy or where we believe it appropriate to redeploy resources into investments with higher growth or higher return opportunities. We also selectively acquire properties, including enclosed regional malls that we believe will be additive to our portfolio by providing stable and/or growing cash flow, redevelopment opportunities or other opportunities to realize value. We also selectively acquire available anchors or parcels that we believe will provide resilient cash flows or that can appreciate in value by increasing NOI through our redevelopment, leasing and management expertise.

Balance Sheet Strategy

Our balance sheet strategy is focused on reducing overall debt, extending our debt maturity schedule, limiting exposure to floating rate debt and recourse loans and lowering our overall cost of borrowings to limit maturity risk, improve free cash flow and enhance enterprise value.

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

Environmental, Social and Governance (ESG)/Green Building Practices

CBL’s ESG efforts are led by the ESG Steering Committee, a dedicated leadership committee that focuses on ESG factors including Sustainability, Social Governance and Corporate Governance as well as reporting to CBL’s board of directors, on our website and in public filings. The members that make up this committee represent various departments within CBL, such as Management, Investor Relations, People & Culture, Corporate & Public Relations and Operations Services with day-to-day efforts led by our Vice President - ESG. The Nominating/Corporate Governance Committee of CBL's board of directors is responsible for oversight of the Company’s ESG efforts. Part of our efforts includes regularly reviewing existing policies and procedures to incorporate current best practices and working to ensure compliance with new regulations including related reporting and disclosures. More information on this program and others, including social responsibility and community involvement initiatives, is available in the Human Capital section below and on dedicated web pages at cblproperties.com/esg-commitment/overview. The information on our web site is not, and should not be considered, a part of this Form 10-K.

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

Seasonality

The shopping center business is, to some extent, seasonal in nature with tenants typically achieving the highest levels of sales during the fourth quarter due to the holiday season, which generally results in higher percentage rent income in the fourth quarter. Additionally, our properties earn most of their “temporary” rents (rents from short-term tenants) during the holiday period. Thus, occupancy levels and revenues are generally the highest in the fourth quarter of each year. Results of operations realized in any one quarter may not be indicative of the results likely to be experienced over the course of our fiscal year.

Equity

Common Stock

Our authorized common stock consists of 200,000,000 shares at $0.001 par value per share. We had 30,711,227 shares of common stock issued and outstanding as of December 31, 2024.

Preferred Stock

Our authorized preferred stock consists of 15,000,000 shares at $0.001 par value per share. No shares of preferred stock were issued and outstanding as of December 31, 2024.

Financial Information about Segments

See Note 11 to the consolidated financial statements for information about our reportable segments.

Human Capital

We believe our people are critical to the success of our company. We are committed to providing a work environment that attracts, develops, and retains high-performing team members and to promoting a culture that allows each team member to feel respected, included and empowered. We engage with our employees regularly and in 2024 completed an employee engagement assessment. The survey netted a 75% response rate and secured CBL Great Place to Work Certification™, with 93% of employees saying it is a great place to work.

CBL does not have any employees other than its statutory officers. As of December 31, 2024, our Management Company had 390 full-time and 87 part-time employees that represented the following voluntarily provided demographics:

▪
16% racially diverse and 54% female.
▪
We are proud that 3% of our workforce served in the military.

▪
Within the team, 3% self-identify as disabled.
▪
Generationally, the population is represented across the Gen X (243), Gen Y (136), and Baby Boomer (76) array with an emerging Gen Z (21) and a contribution by Traditionalists (1).

CBL benefits from low voluntary turnover, which decreased to 6% for 2024. 85% of employees who left voluntarily completed our exit interview process with 91% stating they would recommend working at CBL to family and friends. While we support freedom of association, we enjoy direct relationships as none of our employees are represented by a union.

To attract, retain and develop our high-performing team members, we offer compensation programs that include a mix of salaries, variable incentive bonuses and equity-based awards. To help ensure pay for performance alignment, CBL team members and their direct managers participate in an annual performance evaluation process. The evaluation process includes interactive goal setting and feedback designed to enhance performance, engagement, and professional development. Annually, we conduct a compensation analysis to ensure any pay gaps are reviewed and addressed. Our compensation programs are supplemented by comprehensive employment benefits as well as training and educational programs. Certain benefits are also available to part-time CBL team members.

We provide our team with learning and development opportunities including conferences, leadership programs, and other ad hoc training programs. Programs cover a variety of topics such as career development and skills training; health, well-being, and safety; inclusion and belonging; and more. We also mandate annual cybersecurity training and ethics training for all full-time employees. In 2024, CBL team members completed 4,627 hours of training.

We continued our outreach efforts in recruiting through several partnerships including:

▪
Partnering with Transition Overwatch, which targets Veterans.
▪
Participating in Chattanooga-based STEP-UP internship program to offer two internship roles to area high school students.

We have long maintained several employee-led programs, including CBL Community, CBL Cares, CBL Fit and CBL Social.

CBL Community is focused on initiatives that emphasize the importance and focus we place on people, the driving force behind CBL. CBL Community pursues internal and external endeavors to improve organizational impacts that help foster an inclusive environment for our team members and our customers through education, engagement initiatives, and the creation of opportunities and partnerships with a broad array of groups, including underrepresented groups. In 2024, CBL Community continued its Fireside Chat program, which allows team members to learn about various topics from their peers as well as subject matter experts. A strong focus in 2024 was on the mental well-being of our workforce.

CBL Cares partners with and supports local charitable organizations that contribute to the growth and development of the communities we serve. In 2024, we increased the number of hours CBL team members volunteered through our CBL Cares volunteer program, with team members volunteering over 1,100 hours with non-profit organizations. In 2024, we added matching gifts to our CBL Cares program, which allows employees to submit their individual charitable contributions for a 1:1 company match up to $100 per donation. In total, through volunteer hours, corporate donations, matching gifts, CBL Cares grants, and our annual United Way workplace campaign we provided support valued at nearly $170,000 to organizations across our portfolio that work to meet the needs of our communities.

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
•
An increasingly complex and shifting landscape related to reporting ESG factors and metrics may impose additional costs and expose us to new risks.
•
Possible terrorist activity or other acts of violence could adversely affect our financial condition and results of operations.
•
Social unrest and acts of vandalism or violence could adversely affect our business operations.
•
Our properties may be subject to impairment charges which could adversely affect our financial results.
•
While cybersecurity attacks, to date, have not materially impacted our financial results, future cyberattacks, cyberintrusions or other disruptions of our information technology networks could disrupt our operations, compromise confidential information and adversely impact our financial condition.
•
Use of social media may adversely impact our reputation and business.
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
•
Any future pandemic or a similar threat, and governmental responses thereto, could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.

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

A number of factors may decrease the income generated by a retail shopping center property, including:

•
national, regional and local economic climates, which may be negatively impacted by loss of jobs, production slowdowns, inflation, border security, tariffs, adverse weather conditions, natural disasters, acts of violence, war, riots or terrorism, declines in residential real estate activity and other factors which tend to reduce consumer spending on retail goods;
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
•
the convenience and quality of competing retail properties and other retailing options, such as the internet and the adverse impact of online sales; and
•
public health emergencies or the threat of a public health emergency, which could cause customers of our tenants to avoid public places where large crowds are in attendance, such as shopping centers and related entertainment, hotel, office or restaurant properties operated by our tenants.

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

We own partial interests in 4 malls, 5 outlet centers, 1 lifestyle center, 12 open-air centers, 2 office buildings, a hotel and a hotel development. Of those interests, 2 malls, 3 outlet centers, 3 open-air centers, a hotel and a hotel development are all owned by unconsolidated joint ventures and are managed by a property manager that is affiliated with the third-party partner, which receives a fee for its services. The third-party partner of each of these properties controls the cash flow distributions, although our approval is required for certain major decisions. We have interests in two outlet centers that are owned by consolidated joint ventures and managed by a property manager that is affiliated with the third-party partner, which receives a fee for its services.

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

Our results of operations depend on our ability to continue to lease space in our properties, including vacant space and re-leasing space in properties where leases are expiring, optimizing our tenant mix, or leasing properties on economically favorable terms. Because we have leases expiring annually, we are continually focused on leasing our properties. Similarly, we are pursuing a strategy of replacing expiring short-term leases with long-term leases. For more information on lease expirations see Mall Lease Expirations, Outlet Center Lease Expirations, Lifestyle Center Lease Expirations and Open-Air Center Lease Expirations under Item 2 - Properties in this report.

There can be no assurance that our leases will be renewed, that bankrupt tenants will assume our leases, or that vacant space will be re-leased at rates equal to or above the current average net effective rental rates or that substantial rent abatements, tenant improvements, early termination rights or below market renewal options will not be offered to attract new tenants or retain existing tenants. If the rental rates decrease, if our existing tenants do not renew their leases, reject our leases in bankruptcy, or if we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition and results of operations could be adversely affected.

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

An increasingly complex and shifting landscape related to reporting ESG factors and metrics may impose additional costs and expose us to new risks.

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

We believe that our properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. As of December 31, 2024, we have recorded in our consolidated financial statements a liability of $2.2 million related to potential future asbestos abatement activities at our properties which are not expected to have a material impact on our financial condition or results of operations. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our present or former properties. Therefore, we have not recorded any liability related to hazardous or toxic substances. Nevertheless, it is possible that the environmental assessments available to us do not reveal all potential environmental liabilities. It is also possible that subsequent investigations will identify material adverse environmental conditions that have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of our properties has not been or will not be affected by tenants and occupants of our properties, by the condition of properties in the vicinity of our properties or by third parties unrelated to us, the Operating Partnership or the relevant property’s partnership.

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

Clauses in leases with certain tenants in our properties may include inducements, such as reduced rent and tenant allowance payments or other clauses such as co-tenancy or sales-based kick-out provisions, which can reduce our rents and Funds From Operations (“FFO”), and adversely impact our financial condition and results of operation and the value of our properties. This impact could be exacerbated by the loss of one or more significant tenants, due to lease rejections in bankruptcies or as a result of consolidations in the retail industry.

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

The bankruptcy of a tenant could result in the rejection of its lease and potentially trigger co-tenancy or other clauses in other tenants’ leases, which would lower the amount of cash generated by that property. Replacing tenants with better performing, emerging retailers may take longer than our historical experience of re-tenanting due to their lack of infrastructure and limited experience in opening stores as well as the significant competition for such emerging brands. In addition, when a department store operating as an Anchor at one of our properties has ceased operating, in certain instances we have experienced difficulty and delay and incurred significant expense in replacing the Anchor, re-tenanting, or otherwise re-merchandising the use of the Anchor space. This difficulty can be, and in some instances has been, exacerbated if the Anchor space is owned by a third party and we are not able to acquire the space, if the third party’s plans to lease or redevelop the space do not align with our interests or the third party does not act in a timely manner to lease or redevelop the space. In addition, the Anchor’s closing may, and in some instances has, lead to reduced customer traffic and lower mall tenant sales. As a result, we may, and in some instances have, also experience difficulty or delay in leasing spaces in areas adjacent to the vacant Anchor space. The early termination or closing of tenants or Anchors for reasons other than bankruptcy could have a similar impact on the operations of our properties, although in the case of early terminations we may benefit in the short-term from lease termination income.

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

As new technologies emerge, the relationship among customers, retailers, and shopping centers are evolving on a rapid basis and we may not be able to adapt to such new technologies and relationships on a timely basis. Our relative size may limit the capital and resources we are willing to allocate to invest in strategic technology to enhance the mall experience, which may make our properties relatively less desirable to anchors, mall tenants, and consumers. Additionally, a small but increasing number of tenants utilize our properties as showrooms or as part of an omni-channel strategy (allowing customers to shop seamlessly through various sales channels). As a result, customers may make purchases through other sales channels during or immediately after visiting our properties, with such sales not being captured currently in our tenant sales figures or monetized in our minimum or overage rents.

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

Many of our tenants are omni-channel retailers who also distribute their products through online sales and provide options to consumers like buy online pick up in store, buy online ship to store or buy online return to store. Our business currently is predominantly reliant on consumer demand for shopping at physical stores, and our business could be materially and adversely affected if we are unsuccessful in adapting our business to evolving consumer purchasing habits. The increased popularity of digital and mobile technologies has accelerated the transition of a percentage of market share from shopping at physical stores to web-based shopping, and may, particularly in certain market segments, accelerate the long-term penetration of pure online retail. Although a brick-and-mortar presence may have a positive impact on retailers’ online sales, the increased utilization of pure online shopping may lead to the closure of underperforming stores by retailers, which could impact our occupancy levels and the rates that tenants are willing to pay to lease our space. Additionally, the increase in online shopping may result in certain tenants underreporting sales at our properties which may materially and adversely impact our collection of overage rent. Examples may include, retailers and restaurants not reporting curbside pick-up sales or online sales fulfilled with store inventory, and tenants reducing store sales by including online returns processed in the store.

Our properties may be subject to impairment charges which could adversely affect our financial results.

We monitor events or changes in circumstances that could indicate the carrying value of a long-lived asset may not be recoverable. We use significant judgment in assessing events or circumstances which might indicate impairment, including but not limited to, changes in our intent to hold a long-lived asset over its previously estimated useful life. Changes in our intent to hold a long-lived asset has a significant impact on the estimated undiscounted cash flows expected to result from the use and eventual disposition of a long-lived asset and whether a potential impairment loss shall be measured. When indicators of potential impairment are present that suggest that the carrying amounts of a long-lived asset may not be recoverable, we assess the recoverability of the asset by determining whether the asset’s carrying value will be recovered through the estimated undiscounted future cash flows expected from our use and its eventual disposition. In the event that such undiscounted future cash flows do not exceed the carrying value, we adjust the carrying value of the long-lived asset to its estimated fair value and recognize an impairment loss. The estimated fair value is calculated based on the following information, in order of preference, depending upon availability: (Level 1) recently quoted market prices, (Level 2) market prices for comparable properties, or (Level 3) the present value of future cash flows, including estimated salvage value. Certain of our long-lived assets may be carried at more than an amount that could be realized in a current disposition transaction. Projections of expected future operating cash flows require that we estimate future market rental income amounts subsequent to expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. As these assumptions are subject to economic and market uncertainties, they are difficult to predict and are subject to future events that may alter the assumptions used or management’s estimates of future possible outcomes. Therefore, the future cash flows estimated in our impairment analyses may not be achieved.

Breaches or other adverse cybersecurity incidents on our systems or those of our service providers or business partners could expose us to liability and lead to the loss or compromise of our information, including confidential information, sensitive information and intellectual property, and could result in a material adverse effect on our business and financial condition.

As a regular part of our business operations, we rely on information technology systems and network infrastructure, including the internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records. We rely on our own systems and also outsource some of our business requirements through service providers and other business partners pursuant to agreements. The risk of a security breach or disruption, particularly through cyberattack or cyberintrusion, including by internal actors, computer hackers, foreign governments and cyberterrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems and infrastructure – and those of our providers/partners – are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems) and, in some cases, may be critical to the operations of certain of our tenants.

We have experienced adverse security incidents. All incidents experienced to date have been minor in scope and impact, were resolved quickly, had no material impact on the Company’s reputation, financial performance, customer or vendor relationships, and posed no material risk of potential litigation or regulatory investigations or actions. We expect unauthorized parties to continue to attempt to gain access to our systems or information, and/or those of our business partners and service providers. Cyberattacks targeting our infrastructure could result in a full or partial disruption of our operations, as well as those of our tenants.

A security incident, breach or other significant disruption involving our information technology networks and related systems could occur due to a virus or other harmful circumstance, intentional penetration or disruption of our information technology resources by a third party, natural disaster, hardware or software corruption or failure or error or poor product or vendor/developer selection (including a failure of security controls incorporated into or applied to such hardware or software), telecommunications system failure, service provider error or failure, intentional or unintentional personnel actions (including the failure to follow our security protocols), or lost connectivity to our networked resources. Such occurrences could disrupt the proper functioning of our networks and systems; result in disruption of business operations and loss of service to our tenants and customers; result in significantly decreased revenues; result in increased costs associated in obtaining and maintaining cybersecurity investigations and testing, as well as implementing protective measures and systems; result in increased insurance premiums and operating costs; result in misstated financial reports and/or missed reporting deadlines; result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; subject us to regulatory investigations and actions; cause harm to our competitive position and business value; and damage our reputation among our tenants and investors generally. Moreover, cyberattacks perpetrated against our Anchors and tenants, including unauthorized access to customers’ credit card data and other confidential information, could subject us to significant litigation, liability and costs, adversely impact our reputation, or diminish consumer confidence and consumer spending and negatively impact our business.

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

Although we and our service providers/business partners have implemented processes, procedures and controls to help mitigate these risks, there can be no assurance that these measures, as well as our increased awareness of the risk of cyberincidents, will be effective or that attempted or actual security incidents, breaches or system disruptions that could be damaging to us or others will not occur. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk. Lastly, while we have cybersecurity insurance, damages and claims arising from such incidents may not be covered, or may exceed the amount of any insurance coverage.

Use of social media may adversely impact our reputation and business.

There has been a significant increase in the use of social media platforms, including blogs, social media websites and other forms of internet-based communications, which allow individuals access to a broad audience, including our significant business constituents. The availability of information through these platforms is virtually immediate as is its impact and such information may be posted at any time without affording us an opportunity to redress or correct it in a timely manner. This information may be adverse to our interests, may be inaccurate and may harm our reputation, brand image, goodwill, performance, prospects, or business. Furthermore, these platforms may increase the risk of unauthorized disclosure of material non-public Company information.

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

We carry a comprehensive blanket policy for general liability, property casualty (including fire, earthquake, flood and wind) and rental loss covering our properties, with specifications and insured limits customarily carried for similar properties. However, even insured losses could result in a serious disruption to our business and delay our receipt of revenue. Furthermore, there are some types of losses, including lease and other contract claims, as well as some types of environmental losses, that generally are not insured or are not economically insurable. If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenues from the property. If this happens, we, or the applicable property’s partnership, may still remain obligated under guarantees provided to the lender for any mortgage debt, secured debt or other financial obligations related to the property.

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

Our capital structure was significantly altered by CBL and the Operating Partnership's, together with certain of its direct and indirect subsidiaries (collectively, the “Debtors”) Third Amended Joint Chapter 11 Plan of CBL & Associates Properties, Inc. and its Affiliated Debtors (With Technical Modifications) (as modified at Docket No. 1521, the “Plan”). Under fresh-start reporting rules, our assets and liabilities were adjusted to fair values and our accumulated deficit was restated to zero. Accordingly, under fresh-start reporting rules, our financial condition and results of operations following our emergence from bankruptcy will not be comparable to the financial condition and results of operations reflected in our historical financial statements for periods prior to November 1, 2021, the date on which we emerged from bankruptcy.

Any future pandemic or a similar threat, and governmental responses thereto, could once again materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.

Any future public health emergency could result in governments and other authorities instituting measures intended to control its spread, including restrictions on freedom of movement, group gatherings and business operations such as travel bans, border closings, business closures, quarantines, stay-at-home orders, shelter-in-place orders, density limitations and social distancing measures, or imposing more restrictive measures, in response to our tenants’ and consumers’ perception of the related risks.

Demand for retail space and the profitability of our properties depends, in part, on the ability and willingness of tenants to enter into and perform obligations under leases. Any future public health emergency could reduce the willingness of customers to visit our properties and adversely impact our tenants’ businesses based on many factors, including local transmission rates, the emergence of new variants, the development, availability, distribution, effectiveness and acceptance of existing and new vaccines, and the effectiveness and availability of cures or treatments.

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

At December 31, 2024, our pro-rata share of consolidated and unconsolidated debt outstanding, excluding debt discounts and deferred financing costs, was approximately $2,737.2 million. At December 31, 2024, our total share of consolidated and unconsolidated debt, excluding debt discounts and deferred financing costs, maturing in 2025, 2026 and 2027 giving effect to all maturity extensions, is approximately $132.2 million, $727.3 million and $729.9 million, respectively. Additionally, we have $90.5 million of debt, at our share, which matured prior to December 31, 2024, which includes two loans totaling $49.4 million for which we are in discussions with the lender regarding a modification/extension and a $41.1 million loan secured by a property that was placed into receivership in connection with the foreclosure process. See Note 7 and Note 8 to the consolidated financial statements for additional information.

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

As of December 31, 2024, our total share of consolidated and unconsolidated variable-rate debt, excluding debt discounts and deferred financing costs, was $943.7 million. Increases in interest rates will increase our cash interest payments on any variable-rate debt we have outstanding. If we do not have sufficient cash flow from operations, we might not be able to make all required payments of principal and interest on our debt, which could result in a default or have a material adverse effect on our financial condition and results of operations, and which might have further adverse effects on our cash flow and our ability to make distributions to shareholders. These significant debt payment obligations might also require us to use a significant portion of our cash flow from operations to make interest and principal payments on our debt rather than for other purposes such as working capital, capital expenditures or distributions to holders of our equity securities.

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

If we do not generate sufficient cash flow from operations, and additional borrowings or refinancings are not available to us, we may be unable to meet all our debt service obligations. As a result, we would be forced to take other actions to meet those obligations, such as selling properties, raising equity or delaying capital expenditures, any of which could have a material adverse effect on us. Furthermore, we cannot be certain that we will be able to affect any of these actions on favorable terms, or at all.

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

Under the federal bankruptcy law and comparable provisions of state fraudulent transfer laws, a guarantee or payments made pursuant to a guarantee could be voided and required to be returned to the guarantor, or to a fund for the benefit of the creditors of the guarantor, if, among other things, the guarantor, at the time it incurred the indebtedness evidenced by its guarantee (i) received less than reasonably equivalent value or fair consideration for the incurrence of the guarantee and (ii) one of the following was true with respect to the guarantor:

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

Our properties are located principally in the southeastern and midwestern United States. Our properties located in the southeastern United States accounted for approximately 50.3% of our total pro-rata share of revenues from all properties for the year ended December 31, 2024 and currently include 18 malls, 4 lifestyle centers, 2 outlet centers, 18 open-air centers, 3 office buildings, a hotel and a hotel development. Our properties located in the midwestern United States accounted for approximately 21.8% of our total pro-rata share of revenues from all properties for the year ended December 31, 2024 and currently include 15 malls and 2 open-air centers. Further, our properties located in our five largest metropolitan area markets – Chattanooga, TN; St. Louis, MO; Lexington, KY; Laredo, TX; and Fayetteville, NC – accounted for approximately 6.8%, 4.4%, 4.3%, 4.0% and 3.6%, respectively, of our total pro-rata share of revenues for the year ended December 31, 2024. No other market accounted for more than 3.5% of our total pro-rata share of revenues for the year ended December 31, 2024.

Our results of operations and funds available for distribution to shareholders therefore will be impacted generally by economic conditions in the southeastern and midwestern United States, and particularly by the results experienced at properties located in our five largest market areas. While we have properties located in five states across the southwestern, northeastern and western regions, we will continue to look for opportunities to geographically diversify our portfolio in order to minimize dependency on any particular region; however, the expansion of the portfolio through both acquisitions and developments is contingent on many factors including consumer demand, competition and economic conditions.

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

As a partnership, the Operating Partnership is not subject to federal income tax on its income. Instead, each of its partners, including us, is allocated, and may be required to pay tax with respect to, such partner's share of its income. We cannot assure you that the IRS will not challenge the status of the Operating Partnership or any other subsidiary partnership or limited liability company in which we own an interest as a disregarded entity or partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership or any such other subsidiary as an entity taxable as a corporation for federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of the Operating Partnership or any subsidiary partnerships or limited liability company to qualify as a disregarded entity or partnership for applicable income tax purposes could cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners or members, including us.

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

To maintain our status as a REIT under the Internal Revenue Code, we generally will be required each year to distribute to our stockholders at least 90% of our taxable income after certain adjustments. However, to the extent that we do not distribute all our net capital gains or distribute at least 90% but less than 100% of our REIT taxable income, as adjusted, we will be subject to tax on the undistributed amount at regular corporate tax rates, as the case may be. Also, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Internal Revenue Code denies a deduction, interest expense deductions limited by Section 163(j) of the Internal Revenue Code, the creation of reserves or required debt service or amortization payments. If we are unable to distribute 90% of our taxable income, we would potentially need to borrow funds, in certain limited cases distribute a combination of cash and stock (at our shareholders' election but subject to an aggregate cash limit established by us), and/or liquidate or sell a portion of our properties or investments (potentially at disadvantageous or unfavorable prices) or find another alternative source of funds. These alternatives could increase our costs or reduce our equity. In addition, to the extent we borrow funds to pay distributions, the amount of cash available to us in future periods will be decreased by the amount of cash flow we will need to service principal and interest on the amounts we borrow, which will limit cash flow available to us for other investments or business opportunities. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us during each calendar year are less than the sum of 85% of our ordinary income for such calendar year, 95% of our capital gain net income for the calendar year and any amount of such income that was not distributed in prior years. In the case of property acquisitions, including our initial formation, where individual properties are contributed to our Operating Partnership for Operating Partnership units, we have assumed the tax basis and depreciation schedules of the entities contributing properties. The relatively low tax basis of such contributed properties may have the effect of increasing the cash amounts we are required to distribute as dividends, thereby potentially limiting the amount of cash we might otherwise have been able to retain for use in growing our business. This low tax basis may also have the effect of reducing or eliminating the portion of distributions made by us that are treated as a non-taxable return of capital.

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

Under certain provisions of the Internal Revenue Code, and similar state provisions, a corporation is generally permitted to offset net taxable income in a given year with net operating losses carried forward from prior years, and its existing adjusted tax basis in its assets may be used to offset future gains or to generate annual cost recovery deductions.

In order to qualify for taxation as a REIT, we must meet various requirements including a requirement to distribute 90% of our taxable income; and, to avoid paying corporate income tax, we must distribute 100% of our taxable income. Our ability to utilize future tax deductions, net operating loss carryforwards and other tax attributes to offset future taxable income is subject to certain requirements and restrictions. We experienced an “ownership change,” as defined in section 382 of the Internal Revenue Code, in connection with our emergence from bankruptcy, that may substantially limit our ability to use future tax deductions, net operating loss carryforwards and other tax attributes to offset future taxable income, which could have a negative impact on our financial position and results of operations. Generally, there is an “ownership change” under section 382 of the Internal Revenue Code if one or more stockholders owning 5% or more of a corporation’s common stock have aggregate increases in their ownership of such stock of more than 50 percentage points over a prescribed testing period. Under section 382 and section 383 of the Internal Revenue Code, absent an applicable exception, if a corporation undergoes an “ownership change”, certain future tax deductions (through “recognized built-in losses” arising when a company has a “net unrealized built-in loss” (NUBIL) if they are recognized within five years of the “ownership change”), net operating loss carryforwards and other tax attributes that may be utilized to offset future taxable income generally are subject to an annual limitation.

We had a significant NUBIL in our assets, as well as net operating loss carryforwards and other tax attributes at the November 1, 2021 date of our emergence from bankruptcy, that are subject to limitation under section 382.

Whether or not future tax deductions, net operating loss carryforwards and other tax attributes are subject to limitation under section 382, net operating loss carryforwards and other tax attributes are expected to be further reduced by the amount of discharge of indebtedness arising in our emergence from bankruptcy under section 108 of the Internal Revenue Code.

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

There are certain provisions of Delaware law (which we have opted out of having apply to the Company), our Certificate of Incorporation and our Bylaws, which may have the effect of delaying, deferring or preventing a third party from making an acquisition proposal for us. These provisions may also inhibit a change in control that some, or a majority, of our stockholders might believe to be in their best interest or that could give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares. These provisions and agreements are summarized as follows:

•
The Ownership Limit – As described above, to maintain our status as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) during the last half of a taxable year. Our Certificate of Incorporation generally prohibits ownership of more than 9.9% of the outstanding shares of our capital stock by any single stockholder, either directly or constructively as determined through the application of applicable provisions of the Internal Revenue Code, subject to the ability of the board of directors to grant waivers in appropriate circumstances, and further subject to Existing Holder Limits that were established in connection with our emergence from bankruptcy for two stockholder groups, Canyon Capital Advisors and certain of its affiliates and Oaktree Capital Group, LLC and certain of its affiliates. In addition to preserving our status as a REIT, the ownership limit may have the effect of precluding an acquisition of control of us without the approval of our board of directors.
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
•
Opt-Out From Delaware Anti-Takeover Statute – While we are a Delaware corporation, we have elected under the provisions of our current Certificate of Incorporation not to be governed by Section 203 of the Delaware General Corporation Law. In general, had we continued to be subject to Section 203 as we were prior to emerging from bankruptcy, Section 203 would prevent an “interested stockholder” (defined generally as a person owning 15% or more of a company’s outstanding voting stock) from engaging in a “business combination” (as defined in Section 203) with us for three years following the date that person becomes an interested stockholder (subject to certain exceptions specified in Section 203).

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We face risks associated with security breaches through cyberattacks, cyberintrusions or otherwise, and other significant disruptions of information technology networks and related systems. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. However, we face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. Refer to Risk Factors in Part I, Item 1A for a disclosure of our cybersecurity risks. We continue to monitor cybersecurity risks to prevent and mitigate materially negative impacts on the Company’s reputation, financial performance, customer or vendor relationships and potential litigation or regulatory investigations or actions.

Governance

As part of its regular oversight of risk management, our audit committee is responsible for the oversight of cybersecurity risk and threat mitigation related to our information technology and information systems including protection and security of employee and customer data. Our Senior Vice President – Technology Solutions is responsible for the day-to-day management of our cybersecurity program and reports directly to our President. Our Senior Vice President – Technology Solutions has served in this role for over four years and has more than 25 years of experience in the aggregate, including more than ten years with the Company, in various information technology roles. Our audit committee is responsible for overseeing cybersecurity risks, and our management team reports to our audit committee on the Company’s cybersecurity program, current cybersecurity projects and industry trends and efforts to mitigate cybersecurity risk on at least a semi-annual basis.

Cybersecurity Risk Management and Strategy

We have designed and implemented a comprehensive program intended to protect the confidentiality, integrity, and availability of our critical systems and information. We designed this program based on the National Institute of Standards and Technology cybersecurity framework ("NIST CSF"). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. We monitor and regularly assess our cybersecurity risks and adjust our program accordingly.

We maintain a cybersecurity incident response plan which outlines our response and action in the event of a major cybersecurity incident. The cybersecurity incident response plan sets forth a process for detecting and responding to cybersecurity incidents, determining their scope and risk, developing an appropriate response to mitigate and remediate the incident, communicating effectively to varying levels and personnel within the Company depending on the severity of the threat, effectively communicating to stakeholders and participants and reducing the likelihood of similar future incidents. In the event of a real or perceived cybersecurity incident, the Senior Vice President – Technology Solutions would, as soon as practicable, inform the Cybersecurity Incident Response Team, the members of which would then collaborate with the Senior Vice President – Technology Solutions to manage material risks.

We have adopted and require employees to abide by our personally identifiable information policy to help protect personal employee, vendor and tenant information. Employees are required to complete regular cybersecurity training and education annually, which is followed-up with quarterly testing and re-training, as necessary.

We contract with an independent cybersecurity provider to perform an annual cybersecurity risk and vulnerability assessment. We regularly test areas of potential vulnerability, utilizing penetration testing, ransomware-focused disaster recovery tests as well as testing exercises for other higher risk areas.

We conduct annual reviews of third-party hosted applications where sensitive Company data is shared. Additionally, cybersecurity tools and services are configured to identify threats and risks that may be associated with the use of third-party applications or solutions.

We maintain cybersecurity risk insurance coverage; however, there is no assurance that the insurance the Company maintains will cover all cybersecurity breaches or that policy limits will be sufficient to cover all related losses.

ITEM 2. PROPERTIES

Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 for additional information pertaining to our properties’ performance.

Malls

We owned a controlling interest in 42 malls and a non-controlling interest in 3 malls as of December 31, 2024. Our malls generally have strong competitive positions because they are the only, or the dominant, regional property in their respective trade areas. The malls consist of enclosed large regional shopping centers, generally anchored by two or more anchors or junior anchors, a wide variety of in-line stores and brand name discount or off-price stores. Anchor and junior anchor tenants own or lease their stores and non-anchor stores lease their locations.

We own the land underlying each property in fee simple interest, except for Brookfield Square, Dakota Square Mall, Meridian Mall, St. Clair Square and Stroud Mall. We lease all or a portion of the land at each of these properties subject to long-term ground leases.

The following table sets forth certain information for each of the malls as of December 31, 2024 (dollars in thousands, except for sales per square foot amounts):

Property / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total Center Square Feet (1)	Total In-Line GLA (2)	In-Line Sales per Square Foot (3)	Percentage In-Line GLA Leased (4)	Anchors & Junior Anchors (5)
Malls:
Arbor Place Atlanta (Douglasville), GA	1999	N/A	100%	1,164,066	309,143	354	96%	Belk, Conn's Home Plus (6), Dillard's, Forever 21, H&M, JC Penney, Macy's, future Planet Fitness, Regal Cinemas, former Sears (6)
Brookfield Square (7) Brookfield, WI	1967/2001	2008	100%	865,299	307,266	194	62%	Barnes & Noble, H&M, JC Penney, Movie Tavern by Marcus, Whirlyball
CherryVale Mall Rockford, IL	1973/2001	2007	100%	870,539	348,123	305	82%	Barnes & Noble, Home Trends, JC Penney, Macy's, Tilt Studio
Coastal Grand Mall (8) Myrtle Beach, SC	2004	2007	50%	1,117,261	341,665	434	97%	Belk, Cinemark, Crunch Fitness, Dick's Sporting Goods, Dillard's, H&M, JC Penney, former Sears, Stars & Strikes
CoolSprings Galleria Nashville, TN	1991	2015	100%	1,165,135	429,789	666	94%	Belk Men's & Kid's, Belk Women's & Home, Dillard's, H&M, JC Penney, King's Dining & Entertainment, Macy's
Cross Creek Mall Fayetteville, NC	1975/2003	2013	100%	841,843	299,586	487	97%	Belk, H&M, JC Penney, Macy's, Main Event, Rooms to Go
Dakota Square Mall Minot, ND	1980/2012	2016	100%	740,844	222,552	304	85%	AMC Theatres, Barnes & Noble, JC Penney, Scheels, Sleep Inn & Suites, Target, Tilt Studio
East Towne Mall Madison, WI	1971/2001	2004	100%	801,260	211,971	310	86%	Barnes & Noble, former Boston Store (6), Dick's Sporting Goods, Flix Brewhouse, H&M, JC Penney, former Sears, Thrill Factory
Eastland Mall Bloomington, IL	1967/2005	N/A	100%	732,651	247,509	312	56%	Former Bergner's, Kohl's, former Macy's, Planet Fitness, former Sears
Fayette Mall Lexington, KY	1971/2001	2014	100%	1,161,394	463,117	502	98%	Dick's Sporting Goods, Dillard's, H&M, JC Penney, Macy's
Frontier Mall Cheyenne, WY	1981	1997	100%	524,711	204,591	335	94%	Former AMC Theatres, Appliance Factory Mattress Kingdom, Dillard's, Bomgaars (6), JC Penney (6)
Governor's Square (8)(9) Clarksville, TN	1986	1999	47.5%	684,496	237,615	398	96%	Former AMC Theatres, Belk, Best Buy, Dick's Sporting Goods, Dillard's, JC Penney, Ross Dress for Less, partial former Sears
Hamilton Place Chattanooga, TN	1987	2016	90%	1,139,739	350,866	484	93%	Barnes & Noble, Belk for Men, Kids & Home, Belk for Women, Crunch Fitness, Dave & Buster's, Dick's Sporting Goods, Dillard's for Men, Kids & Home, Dillard's for Women, H&M, JC Penney
Hanes Mall Winston-Salem, NC	1975/2001	1990	100%	1,435,128	468,426	398	89%	Belk, Dave & Buster's, Dillard's, Encore, H&M, JC Penney, future Novant Health (6)(10), Truliant Federal Credit Union (6)
Imperial Valley Mall (11) El Centro, CA	2005	N/A	100%	762,736	214,096	408	97%	Cinemark, Dillard's, JC Penney, Macy's, former Sears (6)
Jefferson Mall Louisville, KY	1978/2001	1999	100%	723,566	225,060	331	89%	BJ's Wholesale Club, Dillard's, H&M, JC Penney, Ross Dress for Less, Tilted 10
Kentucky Oaks Mall (8)(9) Paducah, KY	1982/2001	1995	50%	774,766	286,507	294	74%	Best Buy, Burlington (6), Dick's Sporting Goods, former Dillard's, former Dillard's Home Store, HomeGoods, JC Penney, Ross Dress for Less (6), Vertical Jump Park
Kirkwood Mall Bismarck, ND	1970/2012	2017	100%	835,182	231,318	337	97%	H&M, I. Keating Furniture, JC Penney, Scheels, Target, Tilt
Laurel Park Place Livonia, MI	1989/2005	1994	100%	491,263	198,119	291	83%	Dunham Sports, Von Maur
Mall del Norte Laredo, TX	1977/2004	1993	100%	1,219,412	408,419	432	93%	Former Beall's, Cinemark, Dillard's, Foot Locker, H&M, JC Penney, Macy's, Macy's Home Store, Main Event, Mega Furniture, partial former Sears, TruFit Athletic Club

Property / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total Center Square Feet (1)	Total In-Line GLA (2)	In-Line Sales per Square Foot (3)	Percentage In-Line GLA Leased (4)	Anchors & Junior Anchors (5)
Meridian Mall (12) Lansing, MI	1969/1998	2001	100%	946,072	281,394	250	80%	Future Ashley HomeStore, former Bed Bath & Beyond, Dick's Sporting Goods, H&M, High Caliber Karting, JC Penney, Launch Trampoline Park, Macy's, Planet Fitness, Schuler Books & Music
Mid Rivers Mall St. Peters, MO	1987/2007	2015	100%	1,035,816	286,699	304	90%	Dick's Sporting Goods, Dillard's, H&M, JC Penney, Macy's, Marcus Theatres, former Sears, V-Stock
Monroeville Mall (11) Pittsburgh, PA	1969/2004	2014	100%	986,136	462,056	258	84%	Barnes & Noble, Cinemark, Dick's Sporting Goods, Forever 21, H&M, JC Penney, Macy's
Northgate Mall Chattanooga, TN	1972/2011	2014	100%	643,025	177,745	326	72%	Belk, future BJ's Wholesale Club (6), former Burlington, former JC Penney (6)
Northpark Mall Joplin, MO	1972/2004	1996	100%	892,580	274,856	379	77%	Dunham's Sports, H&M, JC Penney, Jo-Ann Fabrics & Crafts, former Macy's Children's & Home, former Macy's Women & Men's, former Sears, T.J. Maxx, Tilt, Vintage Stock
Northwoods Mall North Charleston, SC	1972/2001	1995	100%	748,094	255,846	369	97%	Belk, Books-A-Million, Burlington (6), Dillard's, JC Penney, Planet Fitness
Oak Park Mall Overland Park, KS	1974/2005	1998	100%	1,516,571	429,401	508	98%	Barnes & Noble, Dillard's for Women, Dillard's for Men, Children & Home, Forever 21, H&M, JC Penney, Macy's, Nordstrom
Old Hickory Mall Jackson, TN	1967/2001	1994	100%	538,668	161,573	329	66%	Belk, JC Penney, former Macy's, former Sears
Parkdale Mall Beaumont, TX	1972/2001	2018	100%	1,087,996	294,007	320	89%	Former Ashley HomeStore, former Beall's, Crunch Fitness, Dick's Sporting Goods, Dillard's, Forever 21, H&M, HomeGoods, JC Penney, former Macy's, former Sears, Tilt, 2nd & Charles
Parkway Place Huntsville, AL	1957/1998	2002	100%	648,259	279,081	410	96%	Belk, Dillard's
Post Oak Mall College Station, TX	1982	1985	100%	788,531	301,006	328	85%	Former Bealls, City of College Station, former Conn's Home Plus (6), Dillard's Men & Home, Dillard's Women & Children, Encore, JC Penney, Murdoch's Farm & Ranch (6)
Richland Mall Waco, TX	1980/2002	1996	100%	693,577	191,999	395	97%	Dick's Sporting Goods, Dillard's for Men, Kids & Home, Dillard's for Women (6), former Dillard's for Women, JC Penney, Tilt Studio
South County Center St. Louis, MO	1963/2007	2001	100%	979,386	267,163	309	74%	Dick's Sporting Goods, Dillard's, JC Penney, Macy's, former Sears
Southpark Mall Colonial Heights, VA	1989/2003	2007	100%	676,590	213,183	396	94%	Dick's Sporting Goods, Dick's Sporting Goods Fulfillment Center, H&M, JC Penney, Macy's, Regal Cinemas
St. Clair Square (13) Fairview Heights, IL	1974/1996	1993	100%	1,068,416	291,161	353	94%	Dillard's, JC Penney, Macy's, former Sears
Stroud Mall (14) Stroudsburg, PA	1977/1998	2005	100%	414,427	136,100	183	91%	Cinemark, EFO Furniture Outlet, JC Penney, Reaching Out For Jesus Christian Center, ShopRite
Sunrise Mall Brownsville, TX	1979/2003	2015	100%	911,500	242,175	468	98%	Former Beall's, Cinemark, Dick's Sporting Goods, Dillard's, JC Penney, Main Event (6), TruFit (6), Wave Fashion
Turtle Creek Mall Hattiesburg, MS	1994	1995	100%	844,990	191,603	342	95%	At Home, Belk, Dillard's, JC Penney, former Sears, Southwest Theaters, Urban Planet
Valley View Mall Roanoke, VA	1985/2003	2007	100%	864,137	337,377	369	93%	Barnes & Noble, Belk, future Dave & Buster's, JC Penney, Macy's, former Sears

Property / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total Center Square Feet (1)	Total In-Line GLA (2)	In-Line Sales per Square Foot (3)	Percentage In-Line GLA Leased (4)	Anchors & Junior Anchors (5)
Volusia Mall Daytona Beach, FL	1974/2004	2013	100%	1,060,340	253,564	288	83%	Dillard's for Men & Home, Dillard's for Women, Dillard's for Juniors & Children, H&M, JC Penney, former Macy's, former Sears (6)
West County Center Des Peres, MO	1969/2007	2002	100%	1,199,409	385,459	843	90%	Barnes & Noble, Dick's Sporting Goods, Forever 21, H&M, JC Penney, Macy's, Nordstrom
West Towne Mall Madison, WI	1970/2001	2013	100%	773,422	282,300	378	88%	Dave & Buster's (6), Dick's Sporting Goods, Hobby Lobby (6), JC Penney, Planet Fitness, Total Wine & More (6), Von Maur (6)
Westmoreland Mall Greensburg, PA	1977/2002	1994	100%	976,609	286,878	348	91%	Dick's Sporting Goods, H&M, JC Penney, Live! Casino Pittsburgh, Macy's, Macy's Home Store, Old Navy
York Galleria York, PA	1989/1999	N/A	100%	756,715	225,866	306	64%	Boscov's (6), H&M, Hollywood Casino, Life Storage (6), Marshalls, PA Fitness
Total Malls				39,102,557	12,514,230	$406	88%

Excluded Properties (15)
Harford Mall Bel Air, MD	1973/2003	2007	100%	367,019	179,602	N/A	N/A	Encore, Macy's, Macy's Furniture Gallery, future grocer

(1)
Total center square footage includes square footage of attached shops, immediately adjacent Anchor and Junior Anchor locations and leased freestanding locations of the property.
(2)
Excludes tenants 20,000 square feet and over.
(3)
Totals represent weighted averages for reporting tenants of 10,000 square feet or less.
(4)
Includes tenants under 20,000 square feet with leases in effect as of December 31, 2024.
(5)
Anchors and Junior Anchors listed are immediately adjacent to the property or are in freestanding locations immediately adjacent to the property.
(6)
Owned by a third party.
(7)
Brookfield Square - The annual ground rent for 2024 was $107.
(8)
This property is owned in an unconsolidated joint venture.
(9)
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
(11)
Subsequent to December 31, 2024, the property was sold. See Note 18 for more information.
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
(15)
We exclude properties undergoing major redevelopment or being considered for repositioning, or properties for which we are working or intend to work with the lender on a restructure of the terms of the loan secured by the property or convey the secured property to the lender (“Excluded Properties”). Operational metrics are not reported for Excluded Properties.

Inline and Adjacent Freestanding Stores

The malls have approximately 3,560 inline and adjacent freestanding stores. The malls received 84.7% of their total revenues from inline and adjacent freestanding stores for the year ended December 31, 2024.

Mall Lease Expirations

The following table summarizes the scheduled lease expirations for inline and adjacent freestanding stores as of December 31, 2024:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as a % of Total Leased GLA (3)
2025	553	$55,351,873	1,551,173	$35.68	18.0%	18.1%
2026	769	85,708,397	2,516,719	34.06	27.9%	29.4%
2027	420	52,182,718	1,417,285	36.82	17.0%	16.6%
2028	304	43,118,351	1,063,476	40.54	14.0%	12.4%
2029	258	27,494,553	902,712	30.46	8.9%	10.6%
2030	108	17,878,895	474,199	37.70	5.8%	5.5%
2031	38	4,519,508	137,835	32.79	1.5%	1.6%
2032	50	7,048,515	158,517	44.47	2.3%	1.9%
2033	31	5,622,372	112,777	49.85	1.8%	1.3%
2034	54	8,776,413	217,945	40.27	2.9%	2.5%

(1)
Total annualized gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2024 for expiring leases that were executed as of December 31, 2024. Based on 100% of the applicable amounts and has not been adjusted for our ownership share.
(2)
Total annualized gross rent, including recoverable CAM expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2024.
(3)
Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2024.

See page 52 for a comparison between rents on leases that expired in the current reporting period compared to rents on new and renewal leases executed in 2024.

Debt on Malls

Please see the table entitled “Mortgage Loans Outstanding at December 31, 2024” included herein for information regarding any liens or encumbrances related to the malls.

Outlet Centers

We owned a controlling interest in two outlet centers and a non-controlling interest in three outlet centers as of December 31, 2024. Our outlet centers generally have strong competitive positions because they are the only, or the dominant, regional property in their respective trade areas. The outlet centers are generally anchored by one or more discount or off-price junior anchors and a wide variety of off-price or discount in-line stores. Anchor and junior anchor tenants own or lease their stores and non-anchor stores lease their locations. Each outlet center is managed by a property manager that is affiliated with our third-party partner, which receives a fee for its services. The third-party partner controls the cash flow distributions, although our approval is required for certain major decisions.

The following table sets forth certain information for each of the outlet centers as of December 31, 2024 (dollars in thousands, except for sales per square foot amounts):

Property / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total Center Square Feet (1)	Total In-Line GLA (2)	In-Line Sales per Square Foot (3)	Percentage In-Line GLA Leased (4)	Anchors & Junior Anchors (5)
Outlet Centers:
The Outlet Shoppes at Atlanta (6) Woodstock, GA	2013	2015	50%	405,146	380,339	502	96%	Saks Fifth Ave OFF 5TH
The Outlet Shoppes at El Paso (6) El Paso, TX	2007/2012	2014	50%	433,246	411,207	541	94%	H&M
The Outlet Shoppes at Gettysburg Gettysburg, PA	2000/2012	N/A	50%	249,937	249,937	207	86%	None
The Outlet Shoppes at Laredo Laredo, TX	2017	N/A	65%	358,135	315,388	340	88%	former H&M, Nike Factory Store
The Outlet Shoppes of the Bluegrass (6) Simpsonville, KY	2014	2015	65%	428,074	381,374	406	96%	H&M, former Restoration Hardware Outlet
Total Outlet Centers				1,874,538	1,738,245	$432	92%
(1)
Total center square footage includes square footage of attached shops, immediately adjacent Anchor and Junior Anchor locations and leased freestanding locations of the property.
(2)
Excludes tenants 20,000 square feet and over.
(3)
Totals represent weighted averages for reporting tenants of 10,000 square feet or less.
(4)
Includes tenants under 20,000 square feet with leases in effect as of December 31, 2024.
(5)
Anchors and Junior Anchors listed are immediately adjacent to the property or are in freestanding locations immediately adjacent to the property.
(6)
This property is owned in an unconsolidated joint venture.

Inline and Adjacent Freestanding Stores

The outlet centers have approximately 402 inline and adjacent freestanding stores. The outlet centers received more than 90% of their total revenues from inline and adjacent freestanding stores for the year ended December 31, 2024.

Outlet Center Lease Expirations

The following table summarizes the scheduled lease expirations for inline and adjacent freestanding stores as of December 31, 2024:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as a % of Total Leased GLA (3)
2025	51	$4,968,064	188,100	$26.41	10.7%	12.6%
2026	46	5,204,503	220,201	23.64	11.2%	14.8%
2027	83	9,408,888	330,905	28.43	20.3%	22.2%
2028	67	11,092,607	303,132	36.59	23.9%	20.3%
2029	58	9,345,213	266,356	35.09	20.1%	17.9%
2030	20	2,737,698	91,810	29.82	5.9%	6.2%
2031	7	1,036,053	24,114	42.96	2.2%	1.6%
2032	2	578,688	14,709	39.34	1.2%	1.0%
2033	7	768,756	27,365	28.09	1.7%	1.8%
2034	7	1,242,072	23,547	52.75	2.7%	1.6%
(1)
Total annualized gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2024 for expiring leases that were executed as of December 31, 2024. Based on 100% of the applicable amounts and has not been adjusted for our ownership share.
(2)
Total annualized gross rent, including recoverable CAM expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2024.
(3)
Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2024.

See page 52 for a comparison between rents on leases that expired in the current reporting period compared to rents on new and renewal leases executed in 2024.

Debt on Outlet Centers

Please see the table entitled “Mortgage Loans Outstanding at December 31, 2024” included herein for information regarding any liens or encumbrances related to the outlet centers.

Lifestyle Centers

We owned a controlling interest in four lifestyle centers and a non-controlling interest in one lifestyle center as of December 31, 2024. Our lifestyle centers generally have strong competitive positions because they are the only, or the dominant, regional property in their respective trade areas. The lifestyle centers consist of large open-air centers, generally anchored by one or more anchors, which can include traditional department store anchors, grocers, or other non-traditional anchors and/or junior anchors, a wide variety of in-line and brand name stores, restaurants, and/or other non-retail tenants. Anchor and junior anchor tenants own or lease their stores and non-anchor stores lease their locations.

The following table sets forth certain information for each of the lifestyle centers as of December 31, 2024 (dollars in thousands, except for sales per square foot amounts):

Property / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total Center Square Feet (1)	Total In-Line GLA (2)	In-Line Sales per Square Foot (3)	Percentage In-Line GLA Leased (4)	Anchors & Junior Anchors (5)
Lifestyle Centers:
Alamance Crossing West (6) Burlington, NC	2011	N/A	100%	224,554	30,366	N/A	100%	BJ's Wholesale Club, Dick's Sporting Goods, Kohl's
Friendly Center and The Shops at Friendly (7) Greensboro, NC	1957/ 2006/ 2007	2016	50%	1,171,402	589,347	598	93%	Barnes & Noble, Belk, Belk Home Store, Harris Teeter, Macy's, O2 Fitness, Regal Cinemas, REI, Truist, Whole Foods (8)
Mayfaire Town Center Wilmington, NC	2004/2015	2017	100%	669,544	328,163	467	95%	Barnes & Noble, Belk, future Dave & Busters, Flip N Fly, The Fresh Market, H&M, Michaels, Regal Cinemas
Pearland Town Center (9) Pearland, TX	2008	N/A	100%	714,458	308,871	383	91%	Barnes & Noble, Dick's Sporting Goods, Dillard's, Hospital Corporation of America, Macy's
Southaven Towne Center Southaven, MS	2005	2013	100%	607,635	184,539	272	86%	Dillard's, Havertys Furniture, JC Penney, Overstock Furniture and Mattress, Sportsman's Warehouse (8), Urban Air Adventure Park
Total Lifestyle Centers				3,387,593	1,441,286	$486	92%

Excluded Properties
Alamance Crossing East Burlington, NC	2007	N/A	100%	667,356	212,014	N/A	N/A	Barnes & Noble, Belk, Carousel Cinemas, Dillard's, Hobby Lobby, JC Penny
(1)
Total center square footage includes square footage of attached shops, immediately adjacent Anchor and Junior Anchor locations and leased freestanding locations of the property.
(2)
Excludes tenants 20,000 square feet and over.
(3)
Totals represent weighted averages for reporting tenants of 10,000 square feet or less.
(4)
Includes tenants under 20,000 square feet with leases in effect as of December 31, 2024.
(5)
Anchors and Junior Anchors listed are immediately adjacent to the property or are in freestanding locations immediately adjacent to the property.
(6)
Alamance Crossing West represents the open-air center portion of the property and therefore we do not report sales.
(7)
This property is owned in an unconsolidated joint venture.
(8)
Owned by a third party.
(9)
Pearland Town Center is a mixed-use center which combines retail, office and residential components. For segment reporting purposes, the retail portion of the center is classified in lifestyle centers and the office portion is classified as All Other.

Inline and Adjacent Freestanding Stores

The lifestyle centers have approximately 442 inline and adjacent freestanding stores. The lifestyle centers received 79.2% of their total revenues from inline and adjacent freestanding stores for the year ended December 31, 2024.

Lifestyle Center Lease Expirations

The following table summarizes the scheduled lease expirations for inline and adjacent freestanding stores as of December 31, 2024:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as a % of Total Leased GLA (3)
2025	36	$4,071,707	98,957	$41.15	10.1%	8.5%
2026	62	7,204,307	247,563	29.10	17.9%	21.3%
2027	43	6,014,953	187,343	32.11	15.0%	16.1%
2028	36	5,013,065	135,020	37.13	12.5%	11.6%
2029	39	6,502,052	175,833	36.98	16.2%	15.1%
2030	26	4,613,715	133,729	34.50	11.5%	11.5%
2031	13	2,532,193	47,877	52.89	6.3%	4.1%
2032	11	1,548,989	32,671	47.41	3.9%	2.8%
2033	9	1,600,953	52,294	30.61	4.0%	4.5%
2034	9	1,127,516	51,796	21.77	2.8%	4.5%
(1)
Total annualized gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2024 for expiring leases that were executed as of December 31, 2024. Based on 100% of the applicable amounts and has not been adjusted for our ownership share.
(2)
Total annualized gross rent, including recoverable CAM expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2024.
(3)
Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2024.

See page 52 for a comparison between rents on leases that expired in the current reporting period compared to rents on new and renewal leases executed in 2024.

Debt on Lifestyle Centers

Please see the table entitled “Mortgage Loans Outstanding at December 31, 2024” included herein for information regarding any liens or encumbrances related to the lifestyle centers.

Open-Air Centers

Open-air centers are designed to attract local and regional area customers and are typically anchored by a combination of supermarkets, value-priced stores, big-box retailers or traditional department stores. The tenants at our open-air centers typically offer necessities, value-oriented and convenience merchandise. In many cases, the open-air centers in this category are adjacent to properties that are included in the malls reporting segment.

The following table sets forth certain information for each of our open-air centers at December 31, 2024 (dollars in thousands, except for sales per square foot amounts):

Property / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total Center Square Feet (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors & Junior Anchors
Open-Air Centers:
Ambassador Town Center (4)(5) Lafayette, LA	2016	65%	419,904	265,931	99%	Costco (6), Dick's Sporting Goods, Marshalls, Nordstrom Rack
Annex at Monroeville (7) Pittsburgh, PA	1986	100%	185,517	185,517	100%	Dick's Sporting Goods, Full Throttle Adrenaline Park
Coastal Grand Crossing (4) Myrtle Beach, SC	2005	50%	37,235	37,235	84%	PetSmart
CoolSprings Crossing Nashville, TN	1992	100%	366,451	78,810	100%	American Signature Furniture (6), Electronic Express (6), Gabe's (8), Target (6), Urban Air Adventure Park (8)
Courtyard at Hickory Hollow Nashville, TN	1979	100%	68,468	68,468	100%	AMC Theatres

Property / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total Center Square Feet (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors & Junior Anchors
Fremaux Town Center (4)(5) Slidell, LA	2014/2015	65%	621,432	493,432	94%	Best Buy, Dick's Sporting Goods, Dillard's (6), Kohl's, LA Fitness, Marshalls, Michaels, T.J. Maxx
Frontier Square Cheyenne, WY	1985	100%	186,547	16,522	100%	Ross Dress for Less (8), Target (6), T.J. Maxx (8)
Governor's Square Plaza (4)(5) Clarksville, TN	1985/1988	50%	169,918	73,349	100%	Aldi, Jo-Ann Fabrics & Crafts, Target (6)
Gunbarrel Pointe Chattanooga, TN	2000	100%	273,913	147,913	100%	Kohl's, Target (6), Whole Foods
Hamilton Corner Chattanooga, TN	1990/2005	90%	67,310	67,310	100%	None
Hamilton Crossing Chattanooga, TN	1987/2005	92%	192,074	98,961	98%	Electronic Express (8), HomeGoods (8), Michaels (8), T.J. Maxx
Hammock Landing (4) West Melbourne, FL	2009/2015	50%	569,535	345,568	100%	Academy Sports + Outdoors, AMC Theatres, HomeGoods, Kohl's (6), Marshalls, Michaels, Ross Dress for Less, Target (6)
Harford Annex Bel Air, MD	1973/2003	100%	107,656	107,656	100%	Best Buy, Office Depot, PetSmart
The Landing at Arbor Place Atlanta (Douglasville), GA	1999	100%	162,958	113,717	73%	Ben's Furniture and Antiques, Ollie's Bargain Outlet, One Life Fitness (8)
Parkdale Crossing Beaumont, TX	2002	100%	88,064	88,064	98%	Barnes & Noble
The Pavilion at Port Orange (4) Port Orange, FL	2010	50%	398,001	398,001	88%	Belk, HomeGoods, Marshalls, Michaels, Regal Cinemas
The Plaza at Fayette Lexington, KY	2006	100%	209,540	209,540	88%	Cinemark, Sports Center
The Promenade D'Iberville, MS	2009/2014	100%	621,526	404,566	97%	Ashley HomeStore, Best Buy, Burlington, Dick's Sporting Goods, Kohl's (6), Marshalls, Michaels, Ross Dress for Less, Target (6)
The Shoppes at Eagle Point (4) Cookeville, TN	2018	50%	243,805	243,805	100%	Academy Sports + Outdoors, Publix, Ross Dress for Less
The Shoppes at Hamilton Place Chattanooga, TN	2003	92%	132,856	132,856	100%	Marshalls, Ross Dress for Less, Shoe Station
The Shoppes at St. Clair Square Fairview Heights, IL	2007	100%	84,383	84,383	80%	Barnes & Noble
Sunrise Commons Brownsville, TX	2001	100%	205,656	104,211	100%	Hobby Lobby (8), Marshalls, Ross Dress for Less
The Terrace Chattanooga, TN	1997	92%	158,109	158,109	100%	Academy Sports + Outdoors, Nordstrom Rack, Party City
West Towne Crossing Madison, WI	1980	100%	461,183	169,286	100%	Barnes & Noble, Best Buy, Crunch Fitness (6), Kohl's (6), Metcalf's Markets (8), Nordstrom Rack, Office Max (8), Spare Time Entertainment (8)
WestGate Crossing Spartanburg, SC	1985/1999	100%	158,262	158,262	100%	Big Air Trampoline Park, Hamricks, Jo-Ann Fabrics & Crafts
Westmoreland Crossing Greensburg, PA	2002	100%	279,073	279,073	100%	AMC Theatres, Dick's Sporting Goods, Levin Furniture, Michaels (8), T.J. Maxx (8)
York Town Center (4) York, PA	2007	50%	297,371	247,371	85%	Future Barnes & Noble, Best Buy, Bob's Discount Furniture, Burlington, Dick's Sporting Goods (6), Ross Dress for Less
Total Open-Air Centers			6,766,747	4,777,916	96%

(1)
Total center square footage includes square footage of attached shops, attached and immediately adjacent Anchors and Junior Anchors and leased freestanding locations.

(2)
All leasable square footage, including Anchors and Junior Anchors.
(3)
Includes all leased Anchors, Junior Anchors and tenants with leases in effect as of December 31, 2024.
(4)
This property is owned in an unconsolidated joint venture.
(5)
The property is managed by a property manager that is affiliated with the third-party partner, which receives a fee for its services. The third-party partner controls the cash flow distributions, although our approval is required for certain major decisions.
(6)
Owned by the tenant.
(7)
Subsequent to December 31, 2024, the property was sold. See Note 18 for more information.
(8)
Owned by a third party.

Open-Air Centers Lease Expirations

The following table summarizes the scheduled lease expirations for tenants in occupancy at our open-air centers as of December 31, 2024:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as a % of Total Leased GLA (3)
2025	43	$4,433,350	115,378	$38.42	7.9%	5.2%
2026	71	8,209,803	454,471	18.06	14.6%	20.5%
2027	51	8,837,676	436,494	20.25	15.7%	19.6%
2028	43	6,925,362	247,814	27.95	12.3%	11.2%
2029	44	7,991,838	268,802	29.73	14.2%	12.1%
2030	35	7,291,937	266,619	27.35	12.9%	12.0%
2031	19	5,989,626	192,883	31.05	10.6%	8.7%
2032	14	2,975,762	94,016	31.65	5.3%	4.2%
2033	12	2,281,811	82,633	27.61	4.1%	3.7%
2034	11	1,390,747	62,888	22.11	2.5%	2.8%

(1)
Total annualized gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2024 for expiring leases that were executed as of December 31, 2024. Based on 100% of the applicable amounts and has not been adjusted for our ownership share.
(2)
Total annualized gross rent, including recoverable CAM expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2024.
(3)
Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2024.

Debt on Open-Air Centers

Please see the table entitled “Mortgage Loans Outstanding at December 31, 2024” included herein for information regarding any liens or encumbrances related to our open-air centers.

All Other Properties

The all other properties include office buildings and hotels. The following table sets forth certain information for each of our office buildings and hotels at December 31, 2024 (dollars in thousands, except for sales per square foot amounts):

Property / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total Center Square Feet	Total Leasable GLA	Percentage GLA Occupied	Anchors & Junior Anchors
Other:
840 Greenbrier Circle Office Chesapeake, VA	1983	100%	49,869	49,869	83%	None
Aloft Hotel (1)(2) Chattanooga, TN	2021	50%	89,674	N/A	N/A	None
CBL Center (3) Chattanooga, TN	2001	92%	131,895	131,895	98%	None
CBL Center II (3) Chattanooga, TN	2008	92%	69,507	69,507	77%	None
Pearland Office Pearland, TX	2009	100%	66,915	66,915	91%	None
Total Other			407,860	318,186	90%
(1)
This property is owned in an unconsolidated joint venture.
(2)
The property is managed by a property manager that is affiliated with the third-party partner, which receives a fee for its services. The third-party partner controls the cash flow distributions, although our approval is required for certain major decisions.
(3)
We own a 92% interest in the CBL Center office buildings, with an aggregate square footage of approximately 202,000 square feet, where our corporate headquarters is located. As of December 31, 2024, we occupied approximately 39% of the total square footage of the buildings.

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

Anchors and Junior Anchors may own their stores and the land underneath, as well as the adjacent parking areas, or may enter into long-term leases with respect to their stores. Rental rates per square foot for Anchor tenants are significantly lower than the rents charged to non-anchor tenants. Total revenues from Anchors and Junior Anchors accounted for 16.8% of the total revenues from our properties in 2024. Each Anchor and Junior Anchor that owns its store has entered into an operating and reciprocal easement agreement with us covering items such as operating covenants, reciprocal easements, property operations, initial construction and future expansion.

During 2024, the following Anchors and Junior Anchors were added to our properties:

Name	Property	Location
Aldi	Governor's Square Plaza	Clarksville, TN
Appliance Factory Mattress Kingdom (Owned by Others)	Frontier Mall	Cheyenne, WY
BJ's Wholesale Club (Owned by Others)	Jefferson Mall	Louisville, KY
Bomgaars (Owned by Others)	Frontier Mall	Cheyenne, WY
Crunch Fitness	Coastal Grand Mall	Myrtle Beach, SC
Crunch Fitness	Hamilton Place	Chattanooga, TN
Dick's Sporting Goods	Westmoreland Mall	Greensburg, PA
Mega Furniture (Owned by Others)	Mall del Norte	Laredo, TX
Murdoch's Farm & Ranch (Owned by Others)	Post Oak Mall	College Station, TX
Planet Fitness	West Towne Mall	Madison, WI
Shoe Station	The Shoppes at Hamilton Place	Chattanooga, TN
Thrill Factory	East Towne Mall	Madison, WI
Tilted 10	Jefferson Mall	Louisville, KY

As of December 31, 2024, our properties had a total of 437 Anchors and Junior Anchors, including 40 vacant Anchor and Junior Anchor locations, and excluding Anchors and Junior Anchors at Excluded Properties. The Anchors and Junior Anchors and the amount of GLA leased or owned by each as of December 31, 2024 is as follows:

	Number of Stores				Gross Leasable Area
		Anchor Owned				Anchor Owned
Anchor/Junior Anchor	Leased (Owned by CBL)	Owned by Others	Ground Leased (Owned by CBL)	Total	Leased (Owned by CBL)	Owned by Others	Ground Leased (Owned by CBL)	Total Gross Leased Area
JC Penney	16	20	4	40	1,753,030	2,528,291	586,030	4,867,351
Dillard's	—	29	3	32	—	4,062,937	559,612	4,622,549
Macy's	7	11	3	21	764,864	1,895,569	658,388	3,318,821
Belk	5	11	3	19	430,017	1,552,713	300,995	2,283,725
Academy Sports + Outdoors	3	—	—	3	199,091	—	—	199,091
Aldi	1	—	—	1	23,708	—	—	23,708
AMC Theatres	3	—	1	4	117,867	—	56,255	174,122
American Signature Furniture	—	1	—	1	—	61,620	—	61,620
Appliance Factory Mattress Kingdom	—	1	—	1	—	59,314	—	59,314
Ashley HomeStore	1	—	—	1	20,000	—	—	20,000
At Home	—	1	—	1	—	124,700	—	124,700
Barnes & Noble	15	—	—	15	450,537	—	—	450,537
Ben's Furniture and Antiques	1	—	—	1	23,895	—	—	23,895
Best Buy	6	—	1	7	216,640	—	45,070	261,710
Big Air Trampoline Park	1	—	—	1	33,938	—	—	33,938

	Number of Stores				Gross Leasable Area
		Anchor Owned				Anchor Owned
Anchor/Junior Anchor	Leased (Owned by CBL)	Owned by Others	Ground Leased (Owned by CBL)	Total	Leased (Owned by CBL)	Owned by Others	Ground Leased (Owned by CBL)	Total Gross Leased Area
BJ's Wholesale Club	1	1	—	2	85,188	104,137	—	189,325
Bob's Discount Furniture	1	—	—	1	20,308	—	—	20,308
Bomgaars	—	1	—	1	—	83,055	—	83,055
Books-A-Million, Inc.:
Books-A-Million	1	—	—	1	20,642	—	—	20,642
2nd & Charles	1	—	—	1	23,538	—	—	23,538
Books-A-Million, Inc. Subtotal	2	—	—	2	44,180	—	—	44,180
Boscov's	—	1	—	1	—	150,000	—	150,000
Burlington	2	2	—	4	51,437	94,049	—	145,486
Cinemark	7	—	—	7	382,506	—	—	382,506
City of College Station	—	1	—	1	—	103,888	—	103,888
Conn's Home Plus	—	1	—	1	—	50,000	—	50,000
Costco	—	1	—	1	—	153,973	—	153,973
Crunch Fitness	2	2	—	4	60,165	88,958	—	149,123
Dave & Buster's	2	1	—	3	61,316	26,509	—	87,825
Dick's Sporting Goods Inc.:
Dick's Sporting Goods	21	1	2	24	1,207,995	50,000	280,586	1,538,581
Dick's Sporting Goods Fulfillment Center	1	—	—	1	113,545	—	—	113,545
Dick's Warehouse	1	—	—	1	77,117	—	—	77,117
Dick's Sporting Goods Inc. Subtotal	23	1	2	26	1,398,657	50,000	280,586	1,729,243
Dunham's Sports	2	—	—	2	125,551	—	—	125,551
EFO Furniture & Mattress Outlet	1	—	—	1	43,171	—	—	43,171
Electronic Express	—	2	—	2	—	87,573	—	87,573
Encore	2	—	—	2	53,856	—	—	53,856
Flip N Fly	1	—	—	1	27,972	—	—	27,972
Flix Brewhouse	1	—	—	1	39,150	—	—	39,150
Foot Locker	1	—	—	1	22,847	—	—	22,847
Forever 21	5	—	—	5	120,020	—	—	120,020
Full Throttle Adrenaline Park	1	—	—	1	64,135	—	—	64,135
The Fresh Market	1	—	—	1	21,442	—	—	21,442
Gabe's	—	1	—	1	—	29,596	—	29,596
H&M	26	—	—	26	573,882	—	—	573,882
Hamrick's	1	—	—	1	40,000	—	—	40,000
Harris Teeter	—	—	1	1	—	—	72,757	72,757
Havertys Furniture	1	—	—	1	25,080	—	—	25,080
High Caliber Karting	1	—	—	1	100,683	—	—	100,683
Hobby Lobby	—	2	—	2	—	163,104	—	163,104
Hollywood Casino	1	—	—	1	79,500	—	—	79,500
Home Trends	1	—	—	1	128,330	—	—	128,330
Hospital Corporation of America	1	—	—	1	48,000	—	—	48,000
I. Keating Furniture	1	—	—	1	103,994	—	—	103,994
Jo-Ann Fabrics & Crafts	3	—	—	3	73,738	—	—	73,738
Kings Dining & Entertainment	1	—	—	1	22,678	—	—	22,678
Kohl's	2	4	1	7	142,205	312,731	83,000	537,936
LA Fitness	1	—	—	1	41,000	—	—	41,000
Launch Trampoline Park	1	—	—	1	31,989	—	—	31,989
Levin Furniture	1	—	—	1	55,314	—	—	55,314
Life Storage	—	1	—	1	—	131,915	—	131,915
Live! Casino Pittsburgh	1	—	—	1	129,552	—	—	129,552
LIVE Ventures, Inc.:
V-Stock	1	—	—	1	23,058	—	—	23,058
Vintage Stock	1	—	—	1	46,108	—	—	46,108
LIVE Ventures, Inc. Subtotal	2	—	—	2	69,166	—	—	69,166
Main Event	1	2	—	3	61,844	101,603	—	163,447

	Number of Stores				Gross Leasable Area
		Anchor Owned				Anchor Owned
Anchor/Junior Anchor	Leased (Owned by CBL)	Owned by Others	Ground Leased (Owned by CBL)	Total	Leased (Owned by CBL)	Owned by Others	Ground Leased (Owned by CBL)	Total Gross Leased Area
Marcus Theatres	1	—	—	1	57,500	—	—	57,500
Mega Furniture	—	1	—	1	—	75,000	—	75,000
Metcalfe's Market	—	1	—	1	—	67,365	—	67,365
Michaels	6	1	—	7	132,595	23,645	—	156,240
Movie Tavern by Marcus	1	—	—	1	40,585	—	—	40,585
Murdoch's Farm & Ranch	—	1	—	1	—	60,241	—	60,241
Nickels and Dimes, Inc.:
Tilt	1	—	—	1	22,484	—	—	22,484
Tilt Studio	5	—	—	5	347,046	—	—	347,046
Tilted 10	1	—	—	1	50,000	—	—	50,000
Nickels and Dimes, Inc. Subtotal	7	—	—	7	419,530	—	—	419,530
Nike Factory Store	1	—	—	1	22,479	—	—	22,479
Nordstrom	—	—	2	2	—	—	385,000	385,000
Nordstrom Rack	3	—	—	3	80,131	—	—	80,131
O2 Fitness	1	—	—	1	27,048	—	—	27,048
Office Depot	1	—	—	1	23,425	—	—	23,425
OfficeMax	—	1	—	1	—	24,606	—	24,606
Old Navy	1	—	—	1	20,257	—	—	20,257
Ollie's Bargain Outlet	1	—	—	1	28,446	—	—	28,446
One Life Fitness	—	1	—	1	—	49,241	—	49,241
Overstock Furniture and Mattress	1	—	—	1	59,360	—	—	59,360
PA Fitness	1	—	—	1	30,664	—	—	30,664
Party City	1	—	—	1	20,841	—	—	20,841
PetSmart	2	—	—	2	46,248	—	—	46,248
Planet Fitness	4	—	—	4	104,215	—	—	104,215
Publix	1	—	—	1	45,600	—	—	45,600
Reaching Out For Jesus Christian Center	1	—	—	1	43,632	—	—	43,632
Regal Cinemas	3	1	1	5	188,365	57,854	60,400	306,619
REI	1	—	—	1	24,427	—	—	24,427
Rooms To Go	—	1	—	1	—	45,000	—	45,000
Ross Dress for Less	8	2	—	10	215,747	70,981	—	286,728
Saks Fifth Avenue OFF 5TH	1	—	—	1	24,807	—	—	24,807
Scheel's	1	—	1	2	141,840	—	81,296	223,136
Schuler Books & Music	1	—	—	1	24,116	—	—	24,116
Shoe Station	1	—	—	1	28,777	—	—	28,777
ShopRite	1	—	—	1	87,381	—	—	87,381
Sleep Inn & Suites	—	—	1	1	—	—	123,506	123,506
Southwest Theaters	1	—	—	1	29,830	—	—	29,830
Spare Time Entertainment	—	1	—	1	—	39,109	—	39,109
Sports Center	1	—	—	1	60,000	—	—	60,000
Sportsman's Warehouse	—	1	—	1	—	48,171	—	48,171
Stars and Strikes	1	—	—	1	52,727	—	—	52,727
Target	—	8	—	8	—	948,730	—	948,730
Thrill Factory	1	—	—	1	47,943	—	—	47,943
The TJX Companies, Inc.:
HomeGoods	4	1	—	5	97,277	26,355	—	123,632
Marshalls	8	—	—	8	229,182	—	—	229,182
T.J. Maxx	4	1	—	5	109,031	28,081	—	137,112
The TJX Companies, Inc. Subtotal	16	2	—	18	435,490	54,436	—	489,926
Total Wine and More	—	1	—	1	—	28,350	—	28,350
TruFit	1	1	—	2	45,179	43,145	—	88,324
Truist	—	—	1	1	—	—	60,000	60,000
Truliant Federal Credit Union	—	1	—	1	—	150,447	—	150,447
Urban Air Adventure Park	1	1	—	2	33,860	30,404	—	64,264

	Number of Stores				Gross Leasable Area
		Anchor Owned				Anchor Owned
Anchor/Junior Anchor	Leased (Owned by CBL)	Owned by Others	Ground Leased (Owned by CBL)	Total	Leased (Owned by CBL)	Owned by Others	Ground Leased (Owned by CBL)	Total Gross Leased Area
Urban Planet	1	—	—	1	30,463	—	—	30,463
Vertical Trampoline Park	1	—	—	1	24,972	—	—	24,972
Von Maur	—	2	—	2	—	232,377	—	232,377
Wave Fashion	1	—	—	1	27,978	—	—	27,978
WhirlyBall	1	—	—	1	27,094	—	—	27,094
Whole Foods	1	—	1	2	26,841	—	34,320	61,161

Vacant Anchor/Junior Anchor:
Vacant - former AMC Theaters	2	—	—	2	73,547	—	—	73,547
Vacant - former Ashley HomeStore	1	—	—	1	20,487	—	—	20,487
Vacant - former Bealls	4	—	—	4	151,209	—	—	151,209
Vacant - former Bed Bath & Beyond (1)	1	—	—	1	30,432	—	—	30,432
Vacant - former Bergner's	1	—	—	1	131,616	—	—	131,616
Vacant - former Boston Store	—	1	—	1	—	138,755	—	138,755
Vacant - former Burlington	1	—	—	1	63,013	—	—	63,013
Vacant - Conn's Home Plus	—	1	—	1	—	38,312	—	38,312
Vacant - former Dillard's	2	1	—	3	116,376	99,828	—	216,204
Vacant - former H&M	1	—	—	1	20,268	—	—	20,268
Vacant - former JC Penney (2)	—	1	—	1	—	158,771	—	158,771
Vacant - former Macy's	4	2	—	6	361,246	242,530	—	603,776
Vacant - former Restoration Hardware Outlet	1	—	—	1	24,558	—	—	24,558
Vacant - former Sears	4	10	2	16	468,989	1,208,277	275,988	1,953,254

Current Developments:
Ashley Home Store	1	—	—	1	93,000	—	—	93,000
Barnes & Noble	1	—	—	1	33,952	—	—	33,952
BJ's Wholesale Club	—	1	—	1	—	153,000	—	153,000
Dave & Buster's	2	—	—	2	70,270	—	—	70,270
Novant Health (3)	—	1	—	1	—	174,643	—	174,643
Planet Fitness	1	—	—	1	20,000	—	—	20,000

Total Anchors/Junior Anchors	265	144	28	437	12,841,799	16,279,453	3,663,203	32,784,455

(1)
In February 2025, Schuler Books & Music relocated to the former Bed Bath & Beyond at Meridian Mall.
(2)
SoundForce is expected to open in the former JC Penney space at Northgate Mall in 2025.
(3)
The former Sears space at Hanes Mall will be redeveloped for future office and retail space (owned by others).

Mortgage Loans Outstanding at December 31, 2024 (in thousands):

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/24 (1)	2025 Debt Service (1)(2)	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity (1)	Footnote
Consolidated Debt
Malls:
Arbor Place	100%	5.10%	$89,711	$7,948	May-26	—	$85,144
CoolSprings Galleria	100%	4.84%	137,193	9,803	May-28	—	125,774
Cross Creek Mall	100%	8.19%	85,719	6,076	Jun-25	—	83,188
Fayette Mall	100%	4.25%	110,680	4,890	May-25	May-26	107,723	(3)

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/24 (1)	2025 Debt Service (1)(2)	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity (1)	Footnote
Hamilton Place	90%	4.36%	89,197	6,400	Jun-26	—	85,535
Jefferson Mall	100%	4.75%	51,323	4,456	Jun-26	—	48,412
Northwoods Mall	100%	5.08%	50,745	4,743	Apr-26	—	47,990
Oak Park Mall	100%	3.97%	251,448	15,590	Oct-30	—	220,511
Parkdale Mall & Crossing	100%	5.85%	53,471	7,241	Mar-26	—	48,518
Southpark Mall	100%	4.85%	49,634	4,240	Jun-26	—	46,988
Volusia Mall	100%	4.56%	35,033	2,249	May-26	—	34,139
West County Center	100%	3.40%	144,736	9,652	Dec-26	—	135,515
			1,148,890	83,288			1,069,437
Outlet Centers:
The Outlet Shoppes at Gettysburg	50%	4.80%	19,877	1,071	Oct-25	—	19,597
The Outlet Shoppes at Laredo	65%	8.05%	32,580	2,062	Jun-25	—	31,980
			52,457	3,133			51,577

Open-Air Centers, Outparcels and Other:
Hamilton Place open-air centers loan	90% - 92%	5.85%	65,000	4,203	Jun-32	—	58,208
Open-air centers and outparcels loan	100%	7.80%	340,062	27,967	Jun-27	Jun-29	340,062	(4)
			405,062	32,170			398,270
Corporate Debt:
Secured term loan	100%	7.42%	725,495	73,115	Nov-25	Nov-26/Nov-27	701,819

Total Consolidated Debt			$2,331,904	$191,706			$2,221,103

Unconsolidated Debt
Malls:
Coastal Grand Mall	50%	4.09%	$94,222	$6,958	Aug-24	—	$91,044	(5)
Coastal Grand Mall - Dick's Sporting Goods	50%	8.05%	6,640	572	Nov-25	May-26	6,581
			100,862	7,530			97,625
Outlet Centers:
The Outlet Shoppes at Atlanta	50%	7.85%	79,330	6,314	Oct-33	—	79,330
The Outlet Shoppes at El Paso	50%	5.10%	67,330	4,888	Oct-28	—	61,342
The Outlet Shoppes of the Bluegrass	65%	6.84%	65,944	5,183	Nov-34	—	57,387
			212,604	16,385			198,059

Lifestyle Centers:
Friendly Center	50%	6.44%	144,720	12,542	May-28	—	136,838

Open-Air Centers:
Ambassador Town Center	65%	4.35%	40,033	2,809	Jun-29	—	34,953
Coastal Grand Crossing	50%	4.09%	4,546	336	Aug-24	—	4,393	(5)
Fremaux Town Center	65%	3.70%	55,614	4,480	Jun-26	—	52,130
Hammock Landing - Phase I	50%	5.86%	35,000	2,670	Dec-34	—	26,699
Hammock Landing - Phase II	50%	5.86%	10,000	763	Dec-34	—	7,628
The Pavilion at Port Orange	50%	7.55%	44,498	1,278	Feb-25	Feb-26	44,048	(6)
The Shoppes at Eagle Point	50%	5.40%	38,520	2,695	May-32	—	32,998
York Town Center	50%	4.75%	29,030	470	Mar-25	—	28,896
			257,241	15,501			231,745

Outparcels and Other:
Ambassador Town Center Infrastructure Improvements	65%	7.26%	4,361	1,769	Mar-27	—	49	(7)
Friendly Center Medical Office	25%	6.11%	6,800	421	Jun-30	—	6,800
Hamilton Place Aloft Hotel	50%	7.20%	14,350	1,298	Jun-29	—	13,053
Mayfaire Town Center Aloft Hotel	49%	7.78%	7,913	592	Jan-28		7,643
Northgate Mall Developments	50%	7.25%	1,725	117	Nov-25	—	1,725
			35,149	4,197			29,270

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/24 (1)	2025 Debt Service (1)(2)	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity (1)	Footnote
Excluded Properties:
Alamance Crossing	100%	5.83%	41,122	—	Jul-21	—	41,122	(8)

Total Unconsolidated Debt			$791,698	$56,155			$734,659
Total Consolidated and Unconsolidated Debt			$3,123,602	$247,861			$2,955,762
Company's Pro-Rata Share of Total Debt			$2,737,159	$219,554				(9)

(1)
The amount listed includes 100% of the loan or payment amount even though the Operating Partnership may have less than a 100% ownership interest in the property.
(2)
Amounts are based on interest rates in effect at December 31, 2024 and do not reflect any future principal paydowns in excess of scheduled principal amortization.
(3)
The loan has a one-year extension option for a fully extended maturity date of May 1, 2026.
(4)
The interest rate is a fixed 6.95% for half of the outstanding loan balance, with the other half of the loan bearing a variable interest rate based on the 30-day SOFR plus 4.10%. The Operating Partnership has an interest rate swap on a notional amount of $32,000 related to the variable portion of the loan to effectively fix the interest rate at 7.3975%.
(5)
The loan is in maturity default. The 2025 debt service and the balloon payment due on maturity assume regular principal and interest payments throughout 2025, with a final payment in December 2025.
(6)
The Operating Partnership guarantees 50% of the loan. Subsequent to December 31, 2024, the loan was extended through February 2026.
(7)
The Operating Partnership guarantees 100% of the loan.
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

The following is a reconciliation of consolidated debt to our pro rata share of total debt, including debt discounts and unamortized deferred financing costs (in thousands):

Total consolidated debt	$2,331,904
Noncontrolling interests' share of consolidated debt	(35,795)
Company's share of unconsolidated debt	399,928
Other debt (1)	41,122
Unamortized deferred financing costs	(11,133)
Unamortized debt discounts	(108,733)
Company's pro rata share of total debt	$2,617,293
(1)
Represents the outstanding loan balance for a property that was deconsolidated due to a loss of control when the property was placed into receivership in connection with the foreclosure process.

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

Holders

There were approximately 528 shareholders of record for our common stock as of February 25, 2025. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.

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

Issuances Under Equity Compensation Plans

See Part III, Item 12 contained herein for information regarding securities authorized for issuance under equity compensation plans.

Issuer Purchases of Equity Securities

The table below presents information with respect to repurchases of common stock made by us during the three months ended December 31, 2024.

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
October 1–31, 2024	500,000	(1)	$25.05		—	$—
November 1–30, 2024	—		—		—	—
December 1–31, 2024	62,147	(2)	31.12	(3)	—	—
Total	562,147				—
(1)
We repurchased 500,000 shares of CBL common stock for $12,525,000 during October 2024, in a privately negotiated block trade from a single shareholder. The block repurchase was completed separately from our previous stock repurchase program, which was concluded in September 2024.
(2)
Represents shares surrendered to us by employees to satisfy federal and state income tax requirements related to vesting of shares of restricted stock.
(3)
Represents the market value per share of the common stock on the vesting date, which was used to determine the number of shares required to be surrendered to satisfy income tax withholding requirements

Performance Graph

The graph that follows compares the cumulative total stockholder return on the Company’s common stock with the cumulative total return on the Russell 3000 Index and the FTSE NAREIT All Equity REITs Index. The results are based on an assumed $100 invested on November 2, 2021 (the first day of trading on the NYSE following the Company’s emergence from bankruptcy and the NYSE listing), at the market close, through December 31, 2024, with all dividends reinvested. Share price performance presented below is not necessarily indicative of future results.

Total Return Performance
140
120
100
80
60
Index Value
CBL & Associates Properties, Inc.
Russell 3000 Index
FTSE NAREIT All Equity REITs Index
11/02/21
12/31/21
12/31/22
12/31/23
12/31/24

	Period Ending
Index	11/02/21	12/31/21	12/31/22	12/31/23	12/31/24
CBL & Associates Properties, Inc.	$100.00	$104.00	$85.32	$96.38	$123.87
Russell 3000 Index	100.00	101.61	82.09	103.40	128.02
FTSE NAREIT All Equity REITs Index	100.00	107.05	80.34	89.47	93.87

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

Executive Overview

We are a self-managed, self-administered, fully integrated REIT that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, outlet centers, lifestyle centers, open-air centers and other properties. As of December 31, 2024, we own interests in 87 properties, consisting of 45 malls, 27 open-air centers, five outlet centers, five lifestyle centers and five other properties, including single-tenant and multi-tenant outparcels. As of December 31, 2024, our shopping centers are located in 21 states, and are primarily in the southeastern and midwestern United States. We have elected to be taxed as a REIT for federal income tax purposes.

We conduct substantially all our business through the Operating Partnership. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a VIE. See Item 2 for a description of our properties owned and under development as of December 31, 2024.

The following summarizes our net income (loss) and net income (loss) attributable to common shareholders (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$57,117	$3,204	$(99,515)
Net income (loss) attributable to common shareholders	$57,764	$5,433	$(96,019)

Significant items that affected comparability between the years include:

•
Items increasing net income for the year ended December 31, 2024 compared to the year ended December 31, 2023 include:
o
Depreciation and amortization was $49.9 million lower;
o
Gain on consolidation was $26.7 million higher;
o
Interest expense was $18.4 million lower;
o
Equity in earnings was $11.1 million higher;
o
Gain on sales of real estate assets was $11.6 million higher;
o
Real estate taxes were $7.4 million lower; and
o
Maintenance and repairs were $3.6 million lower.
•
Items decreasing net income for the year ended December 31, 2024 compared to the year ended December 31, 2023 include:
o
Gain on deconsolidation was $47.9 million lower;
o
Rental revenues were $20.1 million lower;
o
Gain on extinguishment of debt was $4.1 million lower; and
o
General and administrative expense was $3.2 million higher.
•
Items increasing net income for the year ended December 31, 2023 compared to the year ended December 31, 2022 include:
o
Depreciation and amortization was $65.8 million lower;
o
Interest expense was $44.4 million lower;
o
Gain on deconsolidation was $11.6 higher;
o
Interest and other income was $8.3 million higher; and
o
General and administrative expense was $3.1 million lower.
•
Items decreasing net income for the year ended December 31, 2023 compared to the year ended December 31, 2022 include:

o
Rental revenues were $28.3 million lower;
o
Equity in earnings was $7.9 million lower; and
o
Gain on extinguishment of debt was $4.1 million lower.

Our focus is on continuing to execute our strategy to improve occupancy, drive rent growth and transform the offerings available at our properties to include a targeted mix of retail, service, dining, entertainment and other non-retail uses, primarily through the re-tenanting of former anchor locations as well as diversification of in-line tenancy. This operational strategy is also supported by our balance sheet strategy of reducing overall debt, extending our debt maturity schedule and lowering our overall cost of borrowings to limit maturity risk, as well as improving net cash flow and enhancing enterprise value. While the industry and our Company continue to face challenges, some of which may not be in our control, we believe that the strategies in place to improve occupancy, diversify our tenant mix and redevelop our properties will continue to contribute to stabilization of our portfolio and revenues in future years.

Results of Operations

Properties that were in operation for the entire year during both 2024 and 2023 are referred to as the “2024 Comparable Properties.” Since January 2023, we have opened, deconsolidated and disposed of the following properties:

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

We consider properties undergoing major redevelopment or being considered for repositioning as non-core. As of December 31, 2024, Harford Mall was designated as non-core.

Comparison of the Results of Operations for the Years Ended December 31, 2024 and 2023

Revenues

(in thousands)

	Year Ended December 31,
	2024	2023	Change	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	All Other
Rental revenues	$493,876	$513,957	$(20,081)	$(23,593)	$954	$(797)	$1,493	$1,862
Management, development and leasing fees	7,609	7,917	(308)	—	—	—	—	(308)
Other	14,076	13,412	664	861	82	156	(216)	(219)
Total revenues	$515,561	$535,286	$(19,725)	$(22,732)	$1,036	$(641)	$1,277	$1,335

Rental revenues decreased due to lower minimum rents, percentage rents and tenant reimbursements. Minimum rents were lower due to tenant closures and tenants that converted to percentage in lieu of rent. The decline in percentage rents corresponds to the decline in tenant sales as compared to the prior-year period. Tenant reimbursements were lower due to the accrual of credits to tenants at certain properties related to reduced assessments and refunds received from successful appeals of real estate taxes at certain properties. Also, rental revenues decreased due to the sales of the Layton Hills properties during the third quarter of 2024, as well as the deconsolidation of Alamance Crossing East and WestGate Mall in February 2023 and September 2023, respectively. The dispositions and deconsolidations of properties accounted for $9.8 million of the decrease in rental revenues during 2024 as compared to the prior-year period.

Operating Expenses

(in thousands)

	Year Ended December 31,
	2024	2023	Change	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	All Other
Property operating	$(90,052)	$(90,996)	$944	$1,365	$59	$(752)	$772	$(500)
Real estate taxes	(47,365)	(54,807)	7,442	6,950	92	(147)	811	(264)
Maintenance and repairs	(37,732)	(41,336)	3,604	3,290	(188)	351	124	27
Property operating expenses	(175,149)	(187,139)	11,990	11,605	(37)	(548)	1,707	(737)
Depreciation and amortization	(140,591)	(190,505)	49,914	38,888	667	3,330	5,155	1,874
General and administrative	(67,254)	(64,066)	(3,188)	—	—	—	—	(3,188)
Loss on impairment	(1,461)	—	(1,461)	—	—	—	—	(1,461)
Litigation settlement	553	2,310	(1,757)	—	—	—	—	(1,757)
Other	(230)	(221)	(9)	—	—	—	—	(9)
Total operating expenses	$(384,132)	$(439,621)	$55,489	$50,493	$630	$2,782	$6,862	$(5,278)

Total property operating expenses decreased primarily due to a state franchise tax rebate related to prior years, as well as lower real estate taxes and janitorial and security costs. Also, total property operating expenses decreased due to the sales of the Layton Hills properties during the third quarter of 2024, as well as the deconsolidation of Alamance Crossing East and WestGate Mall in February 2023 and September 2023, respectively. The dispositions and deconsolidations of properties accounted for $3.8 million of the decrease during 2024 as compared to the prior-year period.

Depreciation and amortization expense decreased primarily due to tenant improvement and intangible in-place lease assets recognized upon the adoption of fresh start accounting on November 1, 2021 becoming fully depreciated or amortized since the prior-year period. The dispositions and deconsolidations of properties accounted for $4.2 million of the decrease during 2024 as compared to the prior-year period.

General and administrative expenses increased primarily due to higher compensation expense related to annual compensation increases and higher share-based compensation expenses related to awards granted since the prior-year period.

Litigation settlement expense increased as compared to the prior-year period. The increase results from a revision to the estimate in the prior-year period related to amounts to be paid out under the terms of a class action settlement agreement that was executed in 2019.

Other Income and Expenses

Interest and other income increased $2.5 million during the year ended December 31, 2024 as compared to the prior-year period due to holding U.S. Treasury securities that carry higher interest rates in the current-year period and cash held in interest-bearing accounts.

Interest expense decreased $18.4 million during the year ended December 31, 2024 as compared to the prior-year period. The decrease was primarily due to $11.9 million less accretion of property-level debt discounts as certain discounts became fully accreted since the prior-year period. Also, the decrease in interest expense was impacted by the paydown of the secured term loan and the retirement of the loan secured by Brookfield Square Anchor Redevelopment.

During the year ended December 31, 2024, we made a partial paydown on the open-air centers and outparcels loan and recognized loss on extinguishment of debt related to a prepayment fee. For the year ended December 31, 2023, we recorded a $3.3 million gain on extinguishment of debt related to a reduction in the outstanding principal of the loan secured by The Outlet Shoppes at Laredo.

For the year ended December 31, 2024, we recognized a $26.7 million gain on consolidation related to the acquisition of our partner's 50% joint venture interests in CoolSprings Galleria, Oak Park Mall and West County Center.

For the year ended December 31, 2023, we recorded a $47.9 million gain on deconsolidation related to Alamance Crossing East and WestGate Mall. These properties were deconsolidated due to a loss of control when they were placed into receivership in connection with the foreclosure process.

Equity in earnings of unconsolidated affiliates increased $11.1 million for the year ended December 31, 2024 as compared to the prior-year period. The increase primarily relates to distributions received in the current-year period as compared to contributions made in the prior-year period attributable to certain investments in unconsolidated affiliates where we recognize equity in earnings on a cash basis because our investment in such unconsolidated affiliates is negative.

During the year ended December 31, 2024, we recognized a $16.7 million gain on sales of real estate assets related to the sales of Layton Hills Mall, Layton Hills Convenience Center, Layton Hills Plaza, 10 outparcels, of which 9 outparcels were associated with the Layton Hills properties, two land parcels and an anchor parcel. During the year ended December 31, 2023, we recognized a $5.1 million gain on sales of real estate assets related to the sale of eight land parcels.

Comparison of the Results of Operations for the Years Ended December 31, 2023 and 2022

Revenues

(in thousands)

	Year Ended December 31,
	2023	2022	Change	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	All Other
Rental revenues	$513,957	$542,247	$(28,290)	$(22,677)	$(784)	$(3,783)	$860	$(1,906)
Management, development and leasing fees	7,917	7,158	759	—	—	—	—	759
Other	13,412	13,606	(194)	(554)	(12)	(151)	4	519
Total revenues	$535,286	$563,011	$(27,725)	$(23,231)	$(796)	$(3,934)	$864	$(628)

Rental revenues were lower primarily due to lower percentage rents and an unfavorable variance in the estimate for uncollectable revenues as compared to the prior year due to recoveries recognized in the prior year. Also, rental revenues decreased due to the deconsolidation of Alamance Crossing East and WestGate Mall in February 2023 and September 2023, respectively. The dispositions and deconsolidations of properties accounted for $9.5 million of the decrease in rental revenues during 2023 as compared to the prior-year period.

Operating Expenses

(in thousands)

	Year Ended December 31,
	2023	2022	Change	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	All Other
Property operating	$(90,996)	$(92,126)	$1,130	$31	$(50)	$606	$787	$(244)
Real estate taxes	(54,807)	(57,119)	2,312	1,937	(116)	386	35	70
Maintenance and repairs	(41,336)	(42,485)	1,149	919	131	162	135	(198)
Property operating expenses	(187,139)	(191,730)	4,591	2,887	(35)	1,154	957	(372)
Depreciation and amortization	(190,505)	(256,310)	65,805	53,919	1,866	3,827	3,163	3,030
General and administrative	(64,066)	(67,215)	3,149	—	—	—	—	3,149
Loss on impairment	—	(252)	252	—	—	—	252	—
Litigation settlement	2,310	304	2,006	—	—	—	—	2,006
Other	(221)	(834)	613	—	—	—	—	613
Total operating expenses	$(439,621)	$(516,037)	$76,416	$56,806	$1,831	$4,981	$4,372	$8,426

Total property operating expenses decreased primarily due to lower real estate taxes, as well as lower utility, janitorial and security costs. The decrease was partially offset by the completion of previously delayed maintenance projects and the timing of certain third-party contracts. Also, total property operating expenses decreased due to the deconsolidation of Alamance Crossing East and WestGate Mall in February 2023 and September 2023, respectively. The dispositions and deconsolidations of properties accounted for $3.6 million of the decrease during 2023 as compared to the prior-year period.

Depreciation and amortization expense decreased primarily due to tenant improvement and intangible in-place lease assets recognized upon the adoption of fresh start accounting on November 1, 2021 becoming fully depreciated or amortized since the prior-year period. The dispositions and deconsolidations of properties accounted for $3.4 million of the decrease during 2023 as compared to the prior-year period.

General and administrative expenses decreased primarily due to professional fees associated with loan modifications and extensions, and fees incurred to obtain credit ratings on our secured term loan in the prior-year period. The decrease was partially offset by higher compensation and share-based compensation expenses as compared to the prior-year period.

Litigation settlement expense decreased during the year ended December 31, 2023 as compared to the prior-year period. The decrease results from a revision to the estimate of amounts to be paid out under the terms of a class action settlement agreement that was executed in 2019.

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

Equity in earnings of unconsolidated affiliates decreased $7.9 million for the year ended December 31, 2023 as compared to the prior-year period. The decrease primarily relates to an increase in contributions made by us during the current-year period and a decline in distributions as compared to the prior-year period attributable to certain investments in unconsolidated affiliates where we recognize equity in earnings on a cash basis because our investment in such unconsolidated affiliates is negative.

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

We include a property in our same-center pool when we have owned all or a portion of the property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year ended December 31, 2023 and the current year ended December 31, 2024. New properties are excluded from same-center NOI, until they meet these criteria. Properties excluded from the same-center pool, which would otherwise meet these criteria, are properties undergoing major redevelopment or being considered for repositioning, or where we intend to renegotiate the terms of the debt secured by the related property or return the property to the lender. Alamance Crossing East and Harford Mall were classified as Excluded Properties as of December 31, 2024.

Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss). A reconciliation of our same-center NOI to net income for the years ended December 31, 2024 and 2023 is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Net income	$57,117	$3,204
Adjustments: (1)
Depreciation and amortization, including our share of unconsolidated affiliates and net of noncontrolling interests' share	154,812	205,471
Interest expense, including our share of unconsolidated affiliates and net of noncontrolling interests' share	217,354	238,616
Abandoned projects expense	230	39
Gain on sales of real estate assets, net of taxes and noncontrolling interests' share	(16,676)	(4,839)
Gain on sales of real estate assets of unconsolidated affiliates	(68)	(768)
Adjustment for unconsolidated affiliates with negative investment	(9,974)	(7,242)
Loss (gain) on extinguishment of debt	819	(3,270)
Gain on deconsolidation	—	(47,879)
Gain on consolidation	(26,727)	—
Loss on impairment	1,461	—
Litigation settlement	(553)	(2,310)
Income tax provision	1,055	894
Lease termination fees	(2,357)	(3,504)
Straight-line rent and above- and below-market lease amortization	14,642	13,896
Net loss attributable to noncontrolling interests in other consolidated subsidiaries	1,857	3,344
General and administrative expenses	67,254	64,066
Management fees and non-property level revenues	(25,049)	(19,087)
Operating Partnership's share of property NOI	435,197	440,631
Non-comparable NOI	20,371	13,861
Total same-center NOI (2)	$455,568	$454,492

(1)
Adjustments are based on our Operating Partnership's pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.
(2)
Due to the purchase of our joint venture partner's 50% interest in CoolSprings Galleria, Oak Park Mall and West County Center during December 2024, same-center NOI is reflected at 100% for those properties for all periods.

Same-center NOI increased 0.2% for the year ended December 31, 2024 as compared to the prior-year period. The $1.1 million increase for the year ended December 31, 2024 as compared to the prior-year period primarily consisted of a $5.9 million decrease in revenues offset by a $7.0 million decrease in operating expenses. Rental revenues were $5.9 million lower primarily due to lower minimum rents, tenant reimbursements and percentage rents. Property operating expenses decreased in the current-year period primarily due to lower real estate taxes, as well as janitorial and security costs. State franchise and real estate taxes were lower due to reduced assessments and refunds received from successful appeals at certain properties, which were partially offset by increased insurance rates.

Operational Review

The shopping center business is, to some extent, seasonal in nature with tenants typically achieving the highest levels of sales during the fourth quarter due to the holiday season, which generally results in higher percentage rents in the fourth quarter. Additionally, our properties earn a large portion of their rents from short-term tenants during the holiday period. Thus, occupancy levels and revenue production are generally the highest in the fourth quarter of each year. Results of operations realized in any one quarter may not be indicative of the results likely to be experienced over the course of the fiscal year.

We derive the majority of our revenues from our malls. The sources of our revenues by property type were as follows:

	Year Ended December 31,
	2024	2023
Malls	70.0%	71.4%
Outlet Centers	5.5%	5.0%
Lifestyle Centers	7.8%	7.7%
Open-Air Centers	11.0%	10.5%
All Other Properties	5.7%	5.4%

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

	Sales Per Square Foot for the Trailing Twelve Months Ended December 31,
	2024	2023	% Change
Malls, lifestyle centers and outlet centers same-center sales per square foot	$418	$418	0.0%

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

The following table summarizes tenant occupancy costs as a percentage of total inline and adjacent freestanding store sales for reporting tenants less than 10,000 square feet, excluding license agreements, for each of the past three years:

	Year Ended December 31, (1)
	2024	2023	2022
Mall in-line store sales (in millions)	$3,691	$3,750	$3,920
Mall in-line tenant occupancy costs	11.0%	10.9%	10.4%
(1)
In certain cases, we own less than a 100% interest in the mall. The information in this table is based on 100% of the applicable amounts and has not been adjusted for our ownership share.

In-Line Store Occupancy

Our portfolio in-line store occupancy is summarized in the below table (Excluded Properties are not included in occupancy metrics). Occupancy for the malls, lifestyle centers and outlet centers represents percentage of in-line gross leasable area under 20,000 square feet occupied. Occupancy for open-air centers represents percentage of gross leasable area occupied.

	As of December 31,
	2024	2023
Total portfolio	90.3%	90.9%
Malls, lifestyle centers and outlet centers:
Total malls	87.8%	89.3%
Total lifestyle centers	92.2%	91.5%
Total outlet centers	92.3%	91.9%
Total same-center malls, lifestyle centers and outlet centers	88.7%	89.8%
Open-air centers	95.6%	95.5%
All Other Properties	89.5%	78.2%

Leasing

The following is a summary of the total square feet of leases signed in the year ended December 31, 2024 as compared to the prior year:

	Year Ended December 31,
	2024	2023
Operating portfolio:
New leases	980,105	1,485,375
Renewal leases	3,500,440	2,865,969
Development portfolio:
New leases	—	25,151
Total leased	4,480,545	4,376,495

Average annual base rents per square foot are computed based on contractual rents in effect as of December 31, 2024 and 2023, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type (1):

	Year Ended December 31,
	2024	2023
Total portfolio (1)	$26.07	$25.73
Malls, lifestyle centers and outlet centers:
Total same-center malls, lifestyle centers and outlet centers	31.01	30.37
Total malls	31.14	30.64
Total lifestyle centers	31.96	30.53
Total outlet centers	29.32	28.36
Open-air centers	15.84	15.56
All Other Properties	20.94	20.37
(1)
Excluded Properties are not included in base rent. Average base rents for open-air centers and other include all leased space, regardless of size.

Results from new and renewal leasing of comparable in-line space of less than 10,000 square feet during the year ended December 31, 2024 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, which were not material, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF	% Change Average
All Property Types (1)	2,686,925	$35.50	$36.66	3.3%	$37.57	5.8%
Malls, lifestyle centers and outlet centers (2)	2,526,612	36.12	37.24	3.1%	38.12	5.5%
New leases (2)	253,863	28.39	41.27	45.4%	44.44	56.5%
Renewal leases (2)	2,272,749	36.99	36.79	(0.5)%	37.41	1.1%
Open Air Centers	132,367	24.61	27.17	10.4%	28.47	15.7%

(1)
Includes malls, lifestyle centers, outlet centers, open-air centers and other.
(2)
The change is primarily driven by malls.

New and renewal leasing activity of comparable in-line space of less than 10,000 square feet for the year ended December 31, 2024, based on commencement date inclusive of the impact of any rent concessions, are as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2024:
New	78	268,832	6.29	$34.71	$37.68	$24.95	$9.76	39.1%	$12.73	51.0%
Renewal	715	2,259,842	2.74	35.64	36.39	36.80	(1.16)	(3.2)%	(0.41)	(1.1)%
Commencement 2024 Total	793	2,528,674	3.09	35.54	36.52	35.54	—	—	0.98	2.8%

Commencement 2025:
New	27	77,723	6.91	46.66	50.56	30.89	15.77	51.1%	19.67	63.7%
Renewal	216	686,645	3.04	35.61	36.32	35.87	(0.26)	(0.7)%	0.45	1.3%
Commencement 2025 Total	243	764,368	3.47	36.73	37.77	35.36	1.37	3.9%	2.41	6.8%

Total 2024/2025	1,036	3,293,042	3.18	$35.82	$36.81	$35.50	$0.32	0.9%	$1.31	3.7%

Liquidity and Capital Resources

As of December 31, 2024, we had $283.9 million available in unrestricted cash and U.S. Treasury securities. Our total pro rata share of debt, excluding unamortized deferred financing costs and debt discounts, at December 31, 2024 was $2,737.2 million. We had $76.7 million in restricted cash at December 31, 2024 related to cash held in escrow accounts for insurance, real estate taxes, capital expenditures and tenant allowances as required by the terms of certain mortgage notes payable, as well as amounts related to cash management agreements with lenders of certain property-level mortgage indebtedness, which are designated for debt service and operating expense obligations. We also had restricted cash of $36.2 million related to the properties that secure the term loan and the open-air centers and outparcels loan of which we may receive a portion via distributions semiannually and quarterly in accordance with the provisions of the term loan and the open-air centers and outparcels loan, respectively.

During the year ended December 31, 2024, we continued to reinvest the cash from maturing U.S. Treasury securities into new U.S. Treasury securities. We designated our U.S. Treasury securities as available-for-sale. In February 2024, we redeemed U.S. Treasury securities and used the proceeds to pay off the $15.2 million loan secured by Brookfield Square Anchor Redevelopment. As of December 31, 2024, our U.S. Treasury securities have maturities through December 2025. Subsequent to December 31, 2024, we redeemed U.S. Treasury securities. See Note 18 for additional information.

In December 2024, we acquired our joint venture partner’s 50% interests in CoolSprings Galleria, Oak Park Mall, and West County Center. The interests were acquired for a total cash consideration of $22.5 million, as well as an additional $2.5 million related to our partner's share of net working capital. Also, we assumed our partner's aggregate $266.7 million share in three non-recourse loans, secured individually by each of the assets. See Note 5 for more information. Subsequent to December 31, 2024, we acquired four operating Macy's stores for $6.2 million. See Note 18 for more information.

During the year ended December 31, 2024, we sold Layton Hills Mall, Layton Hills Convenience Center, Layton Hills Plaza, 12 outparcels, of which 9 outparcels were associated with the Layton Hills properties, two land parcels and two anchor parcels which generated approximately $85.0 million in gross proceeds at our share. Proceeds from the sales of the Layton Hills properties were used to reduce the outstanding principal balances of the secured term loan and the open-air centers and outparcels loan by $46.0 million and $18.3 million, respectively. In November 2024, the $3.1 million loan secured by the former Sears parcel at Northgate Mall was paid off using proceeds from the sale of that parcel. Subsequent to December 31, 2024, we sold Monroeville Mall and the Annex at Monroeville for $34.0 million. A portion of the proceeds from the sale were used to paydown the open-air centers and outparcels loan by $7.3 million. Also, subsequent to December 31, 2024, we sold Imperial Valley Mall for $38.1 million. Net proceeds from the sale were used to paydown the secured term loan principal balance. See Note 18 for more information on subsequent activity.

During 2024, we modified/extended six loans and paid off two loans using proceeds from new loans on each property. In May 2024, the WestGate Mall foreclosure process was completed. WestGate Mall had an outstanding loan balance of $28.7 million prior to completion of the foreclosure process. In August 2024, the loans secured by Coastal Grand Mall and Coastal Grand Crossing entered maturity default. We are in discussions with the lender regarding modifications/extensions of these loans. See Note 7 and Note 8 for more information on loan activity. Subsequent to December 31, 2024, the loan secured by The Pavilion at Port Orange was extended. See Note 18 for more information.

We paid common stock dividends of $0.40 per share in all four quarters of 2024. Subsequent to December 31, 2024, our board of directors declared a $0.40 per share regular quarterly dividend for the first quarter of 2025 and a special dividend of $0.80 per share of common stock. Both the regular quarterly dividend and the special dividend are payable in cash on March 31, 2025, to shareholders of record as of March 13, 2025. The special dividend was made to ensure that we meet the minimum requirement to maintain our status as a REIT. See Note 18 for more information.

As of December 31, 2024, our total share of consolidated, unconsolidated and other outstanding debt, excluding debt discounts and deferred financing costs, that matured during or prior to 2024, which remains outstanding at December 31, 2024, is $90.5 million, consisting of two property loans in maturity default and a property loan that is in receivership.

Unconsolidated Affiliates

We have ownership interests in 24 unconsolidated affiliates as of December 31, 2024. See Note 7 to the consolidated financial statements for more information. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the accompanying consolidated balance sheets as investments in unconsolidated affiliates.

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

See Note 14 to the consolidated financial statements for information related to our guarantees of unconsolidated affiliates' debt as of December 31, 2024 and 2023.

Material Cash Requirements

The following table summarizes our material cash requirements as of December 31, 2024 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt:
Consolidated debt service (1)	$2,612,315	$1,136,011	$1,000,289	$172,570	$303,445
Noncontrolling interests' share in other consolidated subsidiaries	(39,589)	(23,246)	(9,635)	(783)	(5,925)
Other debt (2)	41,122	41,122	—	—	—
Our share of unconsolidated affiliates debt service (3)	508,693	117,393	79,649	158,912	152,739
Our share of total debt service obligations	3,122,541	1,271,280	1,070,303	330,699	450,259

Operating leases: (4)
Ground leases on properties	13,120	250	518	519	11,833

Purchase obligations: (5)
Construction contracts on consolidated properties	61	61	—	—	—
Our share of construction contracts on unconsolidated properties	25	25	—	—	—
Our share of total purchase obligations	86	86	—	—	—

Other contractual obligations: (6)	52,432	34,721	17,711	—	—

Total material cash requirements	$3,188,179	$1,306,337	$1,088,532	$331,218	$462,092
(1)
Represents principal (including balloon payments) and interest payments due under the terms of mortgage and other indebtedness, net, and includes $774,934 of variable-rate debt service related to the secured term loan, $214,168 of variable-rate debt service related to the open-air centers and outparcels loan and $34,041 of variable-rate debt service on the Outlet Shoppes at Laredo. The future interest payments on variable-rate loans are projected based on the interest rates that were in effect at December 31, 2024. The secured term loan matures in November 2025 and contains two one-year extension options, subject to certain conditions. See Note 8 to the consolidated financial statements for additional information regarding the terms of long-term debt.
(2)
Represents the outstanding loan balance for Alamance Crossing East which was deconsolidated due to a loss of control when the property was placed into receivership in connection with the foreclosure process.
(3)
Includes $56,854 of variable-rate debt service. Future contractual obligations have been projected using the same assumptions as used in (1) above.
(4)
Obligations where we own the buildings and improvements, but lease the underlying land under long-term ground leases. The maturities of these leases range from 2046 to 2089 and generally provide for renewal options.
(5)
Represents our share of the remaining balance to be incurred under construction contracts that had been entered into as of December 31, 2024, but were not complete. The contracts are primarily for redevelopment of our properties.
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

Cash Flows - Operating, Investing and Financing Activities

There was $153.8 million of cash, cash equivalents and restricted cash as of December 31, 2024, an increase of $30.7 million from December 31, 2023. Of this amount, $40.8 million was unrestricted cash as of December 31, 2024. Also, at December 31, 2024, we had $243.1 million in U.S. Treasuries with maturities through December 2025. Our net cash flows are summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023	Change
Net cash provided by operating activities	$202,223	$183,516	$18,707
Net cash provided by investing activities	65,006	1,701	63,305
Net cash used in financing activities	(236,501)	(204,090)	(32,411)
Net cash flows	$30,728	$(18,873)	$49,601

Cash Provided by Operating Activities

Cash provided by operating activities increased primarily due to lower state franchise and real estate taxes related to reduced assessments, as well as refunds received from successful appeals, lower janitorial and security costs, increased interest income on our U.S. Treasury securities and lower interest expense during the current-year period as compared to the prior-year period. The increase was partially offset by lower minimum rents, tenant reimbursements and percentage rents, increased insurance rates and the disposition of the Layton Hills properties. Minimum rents were lower due to tenant closures and tenants that converted to percentage in lieu of rent. Tenant reimbursements were lower due to the accrual of credits to tenants at certain properties related to reduced assessments and refunds received from successful appeals of real estate taxes at certain properties. The decline in percentage rents corresponds to the decline in tenant sales for specific tenants as compared to the prior-year period, as well as increased percentage rent breakpoints for recently renewed leases.

Cash Provided by Investing Activities

Cash provided by investing activities increased primarily due to the sales of Layton Hills Mall, Layton Hills Convenience Center, Layton Hills Plaza and the 9 associated outparcels. Also, the increase was impacted by the addition of cash held in mortgage escrows assumed upon consolidating CoolSprings Galleria, Oak Park Mall and West County Center related to our acquisition of those assets in December 2024. The increase was partially offset due to a lower amount of net redemptions of U.S. Treasury securities during 2024 as compared to the prior-year period.

Cash Used in Financing Activities

Cash used in financing activities increased primarily due to an increase in principal payments using proceeds from sales of properties and repurchases of common stock during the current-year period as compared to the prior-year period. This increase was partially offset by a reduction in dividends paid due to the payment of a first quarter 2023 special dividend that was declared during the fourth quarter of 2022.

Debt

CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries that it has a direct or indirect ownership interest in is the borrower on all our debt, substantially all of which is secured by real estate assets.

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties. Prior to consideration of unamortized deferred financing costs or debt discounts, of our $2,737.2 million in outstanding debt at December 31, 2024, $2,710.6 million constituted non-recourse debt obligations and $26.6 million constituted recourse debt obligations. We believe the tables below provide investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

December 31, 2024:	Consolidated	Noncontrolling Interests	Other Debt (1)	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (2)
Fixed-rate debt:
Non-recourse loans on operating properties	$1,233,767	$(24,392)	$41,122	$368,578	$1,619,075	4.98%
Non-recourse open-air centers and outparcels loan	170,031	—	—	—	170,031	6.95%	(3)
Recourse loan on an operating property	—	—	—	4,361	4,361	7.26%
Total fixed-rate debt	1,403,798	(24,392)	41,122	372,939	1,793,467	5.18%
Variable-rate debt:
Non-recourse loans on operating properties	32,580	(11,403)	—	4,740	25,917	7.99%
Recourse loan on an operating property	—	—	—	22,249	22,249	7.55%
Non-recourse open-air centers and outparcels loan	170,031	—	—	—	170,031	8.65%	(3)
Non-recourse, secured term loan	725,495	—	—	—	725,495	7.42%
Total variable-rate debt	928,106	(11,403)	—	26,989	943,692	7.66%
Total fixed-rate and variable-rate debt	2,331,904	(35,795)	41,122	399,928	2,737,159	6.03%
Unamortized deferred financing costs	(8,688)	168	—	(2,613)	(11,133)
Debt discounts (4)(5)	(110,536)	1,803	—	—	(108,733)
Total mortgage and other indebtedness, net	$2,212,680	$(33,824)	$41,122	$397,315	$2,617,293

December 31, 2023:	Consolidated	Noncontrolling Interests	Other Debt (1)	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (2)
Fixed-rate debt:
Non-recourse loans on operating properties	$736,573	$(25,021)	$69,783	$616,337	$1,397,672	5.05%
Non-recourse open-air centers and outparcels loan	179,180	—	—	—	179,180	6.95%	(3)
Recourse loans on operating properties	—	—	—	5,832	5,832	3.04%
Total fixed-rate debt	915,753	(25,021)	69,783	622,169	1,582,684	5.26%
Variable-rate debt:
Non-recourse loans on operating properties	33,780	(11,823)	—	10,478	32,435	8.56%
Recourse loans on operating properties	15,339	—	—	46,796	62,135	8.13%
Non-recourse open-air centers and outparcels loan	179,180	—	—	—	179,180	9.44%	(3)
Non-recourse, secured term loan	799,914	—	—	—	799,914	8.21%
Total variable-rate debt	1,028,213	(11,823)	—	57,274	1,073,664	8.42%
Total fixed-rate and variable-rate debt	1,943,966	(36,844)	69,783	679,443	2,656,348	6.54%
Unamortized deferred financing costs	(13,221)	249	—	(3,197)	(16,169)
Debt discounts (5)	(41,942)	3,706	—	—	(38,236)
Total mortgage and other indebtedness, net	$1,888,803	$(32,889)	$69,783	$676,246	$2,601,943
(1)
As of December 31, 2024, represents the outstanding loan balance for Alamance Crossing East. As of December 31, 2023, represents the outstanding loan balances for Alamance Crossing East and WestGate Mall. These properties were deconsolidated due to a loss of control when the properties were placed into receivership in connection with the foreclosure process.
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
(4)
In conjunction with the acquisition of the Company's partner's 50% joint venture interests in CoolSprings Galleria, Oak Park Mall and West County Center, the Company estimated the fair value of its mortgage notes with the assistance of a third-party valuation advisor. This resulted in recognizing a debt discount, which is accreted over the term of the respective debt using the effective interest method.
(5)
In conjunction with fresh start accounting, the Company estimated the fair value of its mortgage notes and recognized debt discounts upon emergence from bankruptcy on November 1, 2021. The debt discounts are accreted over the term of the respective debt using the effective interest method.

The following table presents our pro rata share of consolidated and unconsolidated debt as of December 31, 2024, excluding unamortized deferred financing costs and debt discounts, that is scheduled to mature in 2025 based on the original maturity date (in thousands):

	Balance
Consolidated Debt:
Fayette Mall	$110,680	(1)
Cross Creek Mall	85,719
The Outlet Shoppes at Laredo	21,177
The Outlet Shoppes at Gettysburg	9,938
Secured term loan	725,495	(2)
	953,009
Unconsolidated Debt:
The Pavilion at Port Orange	22,249	(3)
York Town Center	14,515
Northgate Mall Development	863
Coastal Grand Mall - Dick's Sporting Goods	3,320	(4)
	40,947
Total 2025 maturities at our pro rata share	$993,956
(1)
The loan has a one-year extension option for a fully extended maturity date of May 2026.
(2)
The loan has two one-year extension options, subject to certain conditions, for a fully extended maturity date of November 2027.
(3)
Subsequent to December 31, 2024, the loan was extended through February 2026.
(4)
The loan has a six-month extension option for a fully extended maturity date of May 2026.

Additionally, we have three loans, with an aggregate principal balance of $90.5 million at our share as of December 31, 2024, secured by Coastal Grand Mall, Coastal Grand Crossing and Alamance Crossing East that are past their maturity dates. We are in discussions with the lender regarding a modification/extension for the loans secured by Coastal Grand Mall and Coastal Grand Crossing. Alamance Crossing East has been placed into receivership in connection with the foreclosure process.

Subsequent to December 31, 2024, the outstanding balance on the secured term loan was reduced using proceeds from dispositions (see Note 18) and with a semiannual distribution of cash from the properties that secure the term loan pursuant to the terms of the loan agreement. After these payments, the outstanding balance of the secured term loan was $675.2 million.

The weighted-average remaining term of our total share of consolidated and unconsolidated debt, excluding debt discounts and deferred financing costs, was 2.4 years at both December 31, 2024 and December 31, 2023. The weighted-average remaining term of our pro rata share of fixed-rate debt, excluding debt discounts and deferred financing costs, was 3.0 years and 2.7 years at December 31, 2024 and December 31, 2023, respectively.

As of December 31, 2024, our pro rata share of consolidated and unconsolidated variable-rate debt, excluding debt discounts and deferred financing costs, represented 34.5% of our total pro rata share of debt, excluding debt discounts and deferred financing costs. As of December 31, 2023, our pro rata share of consolidated and unconsolidated variable-rate debt, excluding debt discounts and deferred financing costs, represented 40.4% of our total pro rata share of debt, excluding debt discounts and deferred financing costs.

See Note 7 and Note 8 to the consolidated financial statements for additional information concerning the amount and terms of our outstanding indebtedness as of December 31, 2024.

Equity

We paid common stock dividends of $0.40 per share in each quarter of 2024. The decision to declare and pay dividends on any outstanding shares of our common stock, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors and will depend on our earnings, taxable income, FFO, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our then-current indebtedness, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, Delaware law and such other factors as our board of directors deems relevant. Any dividends payable will be determined by our board of directors based upon the circumstances at the time of declaration. For additional information, see discussion presented under the subheading “Dividends” in Note 9 of this report. Our actual results of operations will be affected by a number of factors, including the revenues received from our properties, our operating expenses, interest expense, capital expenditures and the ability of the anchors and tenants at our properties to meet their obligations for payment of rents and tenant reimbursements. Subsequent to December 31, 2024, our board of directors declared a $0.40 per share regular quarterly dividend for the first quarter of 2025 and a special dividend of $0.80 per share of common stock. Both the regular quarterly dividend and the special dividend are payable in cash on March 31, 2025, to shareholders of record as of March 13, 2025. The special dividend was made to ensure that we meet the minimum requirement to maintain our status as a REIT. See Note 18.

In August 2023, our board of directors authorized the repurchase of up to $25.0 million of our outstanding common stock. In August 2024, the share repurchase program was extended. In September 2024, the share repurchase program was completed. In October 2024, we completed the repurchase of 500,000 shares of CBL common stock for $12.5 million, in a privately negotiated block trade from a single shareholder. The block repurchase was completed separately from our stock repurchase program. See Part II, Item 5 for additional information regarding our repurchases of common stock during 2024.

Capital Expenditures

The following table, which excludes expenditures for developments and expansions, summarizes capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the years ended December 31, 2024 and 2023, (in thousands):

	Year Ended December 31,
	2024	2023
Tenant allowances (1)	$19,863	$17,079

Maintenance capital expenditures:
Parking area and parking area lighting	5,047	5,331
Roof replacements	6,801	3,319
Other capital expenditures	19,497	16,246
Total maintenance capital expenditures	31,345	24,896

Capitalized overhead	859	1,797

Capitalized interest	562	453

Total capital expenditures	$52,629	$44,225
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

Developments and Redevelopments

Developments Completed at December 31, 2024

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2024 Cost	Opening Date	Initial Unleveraged Yield
Redevelopments:
Hamilton Place - Crunch Fitness	Chattanooga, TN	100%	36,640	$2,648	$2,434	$579	Q4 '24	23.3%

(1)
Total Cost is presented net of reimbursements to be received.
(2)
Cost to Date does not reflect reimbursements until they are received.

Properties under Development at December 31, 2024

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2024 Cost	Expected Opening Date	Initial Unleveraged Yield
Outparcel Development:
Mayfaire Town Center - hotel development	Wilmington, NC	49%	83,021	$15,435	$10,347	$7,151	Summer '25	11.0%

(1)
Total Cost is presented net of reimbursements to be received.
(2)
Cost to Date does not reflect reimbursements until they are received.

We are continually pursuing new redevelopment opportunities and have projects in various stages of pre-development. Except for the projects presented above, we did not have any other material capital commitments as of December 31, 2024.

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

Purchase Price Allocations for Acquired Assets

We evaluate all real estate acquisitions to determine if the transactions qualify as an acquisition of assets or of a business. For acquisitions that are accounted for as an acquisition of an asset, we record the acquired tangible and intangible assets and assumed liabilities based on each asset's and liability's relative fair value at the acquisition date to the total purchase price plus capitalized acquisition costs. Fair value is based on estimated cash flow projections that utilize available market information and discount and/or capitalization rates as appropriate. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The acquired assets and assumed liabilities for an acquired operating property generally include, but are not limited to: land, buildings, and identified tangible and intangible assets and liabilities associated with in-place leases, including tenant improvements, leasing costs, value of above-market and below-market leases, and value of acquired in-place leases.

The fair value of the above-market or below-market component of an acquired lease is based upon the present value (calculated using a market discount rate) of the difference between the contractual rents to be paid pursuant to the lease over its remaining term and management’s estimate of the rents that would be paid using fair market rental rates and rent escalations at the date of acquisition over the remaining term of the lease. An identifiable intangible asset or liability is recorded if there is an above-market or below-market lease at an acquired property. The amounts recorded for above-market leases are included in other assets on the balance sheets, and the amounts for below-market leases are included in other liabilities on the balance sheets. These amounts are amortized on a straight-line basis as an adjustment to rental income over the remaining term of the applicable leases.

The fair value of acquired in-place leases is derived based on our assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. This fair value is based on a variety of considerations including, but not necessarily limited to: (i) the value associated with avoiding the cost of originating the acquired in-place leases; (ii) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the assumed lease-up period; and (iii) the value associated with lost rental revenue from existing leases during the assumed lease-up period. Factors considered in performing these analyses include an estimate of the carrying costs during the expected lease-up periods, such as real estate taxes, insurance, and other operating expenses, current market conditions, and costs to execute similar leases, such as leasing commissions, legal, and other related expenses. These amounts are amortized as an increase to depreciation and amortization expense over the remaining term of the applicable leases.

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

The reconciliation of net income attributable to common shareholders to FFO allocable to Operating Partnership common unitholders is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Net income attributable to common shareholders	$57,764	$5,433
Noncontrolling interest in income of Operating Partnership	4	2
Earnings allocable to unvested restricted stock	1,206	1,113
Depreciation and amortization expense of:
Consolidated properties	140,591	190,505
Unconsolidated affiliates	16,137	17,408
Non-real estate assets	(1,187)	(905)
Noncontrolling interests' share of depreciation and amortization in other consolidated subsidiaries	(1,916)	(2,442)
Loss on impairment, net of taxes	1,244	—
Gain on depreciable property	(15,651)	—
FFO allocable to Operating Partnership common unitholders	198,192	211,114
Debt discount accretion, including our share of unconsolidated affiliates and net of noncontrolling interests' share (1)	44,929	61,788
Adjustment for unconsolidated affiliates with negative investment (2)	(9,974)	(7,242)
Litigation settlement (3)	(553)	(2,310)
Non-cash default interest expense (4)	606	972
Gain on deconsolidation (5)	—	(47,879)
Gain on consolidation (6)	(26,727)	—
Loss (gain) on extinguishment of debt (7)	819	(3,270)
FFO allocable to Operating Partnership common unitholders, as adjusted	$207,292	$213,173

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
(4)
The years ended December 31, 2024 and 2023 include default interest on loans past their maturity dates.
(5)
For the year ended December 31, 2023, we deconsolidated Alamance Crossing East and WestGate Mall due to a loss of control when the properties were placed into receivership in connection with the foreclosure process.
(6)
For the year ended December 31, 2024, we recognized a $26.7 million gain on consolidation related to the acquisition of our partner's 50% joint venture interests in CoolSprings Galleria, Oak Park Mall and West County Center.
(7)
During the year ended December 31, 2024, we made a partial paydown on the open-air centers and outparcels loan and recognized loss on extinguishment of debt related to a prepayment fee. The year ended December 31, 2023 includes a gain on extinguishment of debt related to the loan secured by The Outlet Shoppes at Laredo.

The decrease in FFO, as adjusted, for the year ended December 31, 2024 was primarily driven by lower minimum rents, tenant reimbursements, percentage rents, increased insurance rates and increased general and administrative expenses. Minimum rents were lower due to tenant closures and tenants that converted to percentage in lieu of rent. Tenant reimbursements were lower due to the accrual of credits to tenants at certain properties related to reduced assessments and refunds received from successful appeals of real estate taxes at certain properties. The decline in percentage rents corresponds to the decline in tenant sales for certain tenants as compared to the prior-year period, as well as an increase in percentage rent breakpoints for certain recently renewed leases. The decrease was partially offset by lower state franchise and real estate taxes related to reduced assessments and refunds received from successful appeals, lower janitorial and security costs, lower net interest expense, the impact of positive overall new and renewal leasing spreads and increased interest income on our U.S. Treasury securities. The sale of the Layton Hills properties also contributed to the decrease in FFO, as adjusted.

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

Interest Rate Risk

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at December 31, 2024, a 0.5% increase or decrease in interest rates on variable-rate debt would increase or decrease annual interest expense by approximately $4.7 million.

Based on our proportionate share of total consolidated and unconsolidated debt at December 31, 2024, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $16.3 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $16.7 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Financial Statements and Schedules contained in Item 15 on page 69.

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

Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company assessed the effectiveness of its internal control over financial reporting, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that, as of December 31, 2024, the Company maintained effective internal control over financial reporting, as stated in its report which is included herein.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that, as of December 31, 2024, the Company maintained effective internal control over financial reporting.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the Company's internal control over financial reporting as of December 31, 2024, as stated in their report which is included below.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of CBL & Associates Properties, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of CBL & Associates Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 3, 2025, expressed an unqualified opinion on those financial statements.

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
March 3, 2025

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference to the sections entitled “ELECTION OF DIRECTORS–General,” “ELECTION OF DIRECTORS–Director Nominees," "ELECTION OF DIRECTORS–Additional Executive Officers,” “CORPORATE GOVERNANCE MATTERS–Code of Business Conduct and Ethics,” “CORPORATE GOVERNANCE MATTERS–Board of Directors’ Meetings and Committees – The Audit Committee,” and “Delinquent Section 16(a) Reports” in our definitive proxy statement which will be filed with the SEC within 120 days of December 31, 2024, with respect to our Annual Meeting of Shareholders to be held on May 22, 2025.

Our board of directors has determined that each of Marjorie L. Bowen, David J. Contis, Robert G. Gifford and Michael A. Torres, each, an independent director and member of the audit committee, qualifies as an “audit committee financial expert” as such term is defined by the rules of the SEC.

The Company adopted a policy regarding insider trading that governs the purchase, sale, and other dispositions of the Company's securities by directors, officers, and employees of the Company, and by the Company itself, that is designed to promote awareness and compliance with insider trading laws, rules, and regulations, and applicable NYSE listing standards. The Company's insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to the sections entitled “DIRECTOR COMPENSATION,” “EXECUTIVE COMPENSATION,” “REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement which will be filed with the SEC within 120 days of December 31, 2024, with respect to our Annual Meeting of Shareholders to be held on May 22, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to the sections entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “Equity Compensation Plan Information as of December 31, 2024”, in our definitive proxy statement which will be filed with the SEC within 120 days of December 31, 2024, with respect to our Annual Meeting of Shareholders to be held on May 22, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to the sections entitled “CORPORATE GOVERNANCE MATTERS–Director Independence” and “CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS”, in our definitive proxy statement which will be filed with the SEC within 120 days of December 31, 2024, with respect to our Annual Meeting of Shareholders to be held on May 22, 2025.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to the section entitled “Independent Registered Public Accountants’ Fees and Services” under “RATIFICATION OF THE SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS” in our definitive proxy statement which will be filed with the SEC within 120 days of December 31, 2024, with respect to our Annual Meeting of Shareholders to be held on May 22, 2025.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

ITEM 16. FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of CBL & Associates Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CBL & Associates Properties, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the financial statement schedules listed in the Index at Item 15 (collectively referred to as the "financial statements").

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Real Estate Assets – Change in Management’s Intent — Refer to Note 2 to the financial statements

Critical Audit Matter Description

As of December 31, 2024, the Company owned controlling interests in 42 Malls, 2 Outlet Centers, 4 Lifestyle Centers, 19 Open-Air Centers, and 4 other properties and had a total net investment in real estate assets of $1.87 billion. The Company performs an impairment analysis on these long-lived assets if events or changes in circumstances indicate that the carrying value of any of its long-lived assets may not be recoverable. The Company uses significant judgement in assessing events or circumstances which might indicate impairment, including but not limited to, changes in management’s intent to hold a long-lived asset over its previously estimated useful life. Changes in management’s intent to hold a long-lived asset has a significant impact on the estimated undiscounted cash flows expected to result from the use and eventual disposition of a long-lived asset and whether a potential impairment loss shall be measured.

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

March 3, 2025

We have served as the Company's auditor since 2002.

CBL & Associates Properties, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	December 31,
ASSETS (1)	2024	2023
Real estate assets:
Land	$588,153	$585,191
Buildings and improvements	1,505,232	1,216,054
	2,093,385	1,801,245
Accumulated depreciation	(283,785)	(228,034)
	1,809,600	1,573,211
Held-for-sale	56,075	—
Developments in progress	5,817	8,900
Net investment in real estate assets	1,871,492	1,582,111
Cash and cash equivalents	40,791	34,188
Restricted cash	112,938	88,888
Available-for-sale securities - at fair value (amortized cost of $242,881 and $261,869 as of December 31, 2024 and December 31, 2023, respectively)	243,148	262,142
Receivables:
Tenant	45,594	43,436
Other	2,356	2,752
Investments in unconsolidated affiliates	83,465	76,458
In-place leases, net	186,561	157,639
Intangible lease assets and other assets	160,846	158,291
	$2,747,191	$2,405,905
LIABILITIES AND EQUITY
Mortgage and other indebtedness, net	$2,212,680	$1,888,803
Accounts payable and accrued liabilities	221,647	186,485
Total liabilities (1)	2,434,327	2,075,288
Shareholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized, 30,711,227 and 31,975,645 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively (in each case, excluding 34 treasury shares)	31	32
Additional paid-in capital	694,566	719,125
Accumulated other comprehensive income	782	610
Accumulated deficit	(371,833)	(380,446)
Total shareholders' equity	323,546	339,321
Noncontrolling interests	(10,682)	(8,704)
Total equity	312,864	330,617
	$2,747,191	$2,405,905
(1)
As of December 31, 2024, includes $174,745 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $212,234 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. See Note 10.

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
REVENUES:
Rental revenues	$493,876	$513,957	$542,247
Management, development and leasing fees	7,609	7,917	7,158
Other	14,076	13,412	13,606
Total revenues	515,561	535,286	563,011
EXPENSES:
Property operating	(90,052)	(90,996)	(92,126)
Depreciation and amortization	(140,591)	(190,505)	(256,310)
Real estate taxes	(47,365)	(54,807)	(57,119)
Maintenance and repairs	(37,732)	(41,336)	(42,485)
General and administrative	(67,254)	(64,066)	(67,215)
Loss on impairment	(1,461)	—	(252)
Litigation settlement	553	2,310	304
Other	(230)	(221)	(834)
Total expenses	(384,132)	(439,621)	(516,037)
OTHER INCOME (EXPENSES):
Interest and other income	15,713	13,199	4,938
Interest expense	(154,486)	(172,905)	(217,342)
(Loss) gain on extinguishment of debt	(819)	3,270	7,344
Gain on deconsolidation	—	47,879	36,250
Gain on consolidation	26,727	—	—
Loss on available-for-sale securities	—	—	(39)
Gain on sales of real estate assets	16,676	5,125	5,345
Reorganizations items, net	—	—	298
Income tax provision	(1,055)	(894)	(3,079)
Equity in earnings of unconsolidated affiliates	22,932	11,865	19,796
Total other expenses, net	(74,312)	(92,461)	(146,489)
Net income (loss)	57,117	3,204	(99,515)
Net (income) loss attributable to noncontrolling interests in:
Operating Partnership	(4)	(2)	34
Other consolidated subsidiaries	1,857	3,344	5,999
Net income (loss) attributable to the Company	58,970	6,546	(93,482)
Earnings allocable to unvested restricted stock	(1,206)	(1,113)	(2,537)
Net income (loss) attributable to common shareholders	$57,764	$5,433	$(96,019)
Basic and diluted per share data attributable to common shareholders:
Basic earnings per share	$1.87	$0.17	$(3.20)
Diluted earnings per share	1.87	0.17	(3.20)
Weighted-average basic shares	30,905	31,303	30,046
Weighted-average diluted shares	30,962	31,303	30,046

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$57,117	$3,204	$(99,515)

Other comprehensive gain (loss):
Unrealized gain on interest rate swap	177	338	—
Unrealized (loss) gain on available-for-sale securities	(5)	1,326	(1,051)
Comprehensive income (loss)	57,289	4,868	(100,566)
Comprehensive (income) loss attributable to noncontrolling interests in:
Operating Partnership	(4)	(2)	34
Other consolidated subsidiaries	1,857	3,344	5,999
Comprehensive income (loss) attributable to the Company	59,142	8,210	(94,533)
Earnings allocable to unvested restricted stock	(1,206)	(1,113)	(2,537)
Comprehensive income (loss) attributable to common shareholders	$57,936	$7,097	$(97,070)

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.

Consolidated Statements of Equity

(in thousands, except share data)

	Equity
	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2021	$21	$547,726	$(3)	$(151,545)	$396,199	$4,901	$401,100
Net loss	—	—	—	(93,482)	(93,482)	(6,033)	(99,515)
Other comprehensive loss	—	—	(1,051)	—	(1,051)	—	(1,051)
Dividends declared - common stock	—	—	—	(93,907)	(93,907)	—	(93,907)
Issuance of 115,884 shares of restricted common stock	—	—	—	—	—	—	—
Adjustment for noncontrolling interests	—	100	—	—	100	(100)	—
Contributions from noncontrolling interests	—	—	—	—	—	589	589
Distributions to noncontrolling interests	—	—	—	—	—	(2,769)	(2,769)
Cancellation of 93,286 shares of restricted common stock	—	(1,741)	—	—	(1,741)	—	(1,741)
Amortization of deferred compensation	—	7,400	—	—	7,400	—	7,400
Compensation expense related to performance stock units	—	4,485	—	—	4,485	—	4,485
Conversion of exchangeable notes into 10,982,795 shares of common stock	11	152,527	—	—	152,538	—	152,538
Balance, December 31, 2022	32	710,497	(1,054)	(338,934)	370,541	(3,412)	367,129
Net income (loss)	—	—	—	6,546	6,546	(3,342)	3,204
Other comprehensive income	—	—	1,664	—	1,664	—	1,664
Dividends declared - common stock	—	—	—	(48,058)	(48,058)	—	(48,058)
Issuance of 185,195 shares of restricted common stock	—	—	—	—	—	—	—
Issuance of 133,221 shares of common stock associated with performance stock units, net of shares withheld for tax	—	(1,793)	—	—	(1,793)	—	(1,793)
Distributions to noncontrolling interests	—		—	—	—	(2,018)	(2,018)
Amortization of deferred compensation	—	7,343	—	—	7,343	—	7,343
Compensation expense related to performance stock units	—	5,639	—	—	5,639	—	5,639
Cancellation of 58,100 shares of restricted common stock	—	(1,391)	—	—	(1,391)	—	(1,391)
Repurchase of 51,966 shares of common stock	—	(1,109)	—	—	(1,109)	—	(1,109)
Adjustment for noncontrolling interests	—	(61)	—	—	(61)	61	—
Contributions from noncontrolling interests	—	—	—	—	—	117	117
Redemption of 4,985 Operating Partnership common units	—	—	—	—	—	(110)	(110)
Balance, December 31, 2023	32	719,125	610	(380,446)	339,321	(8,704)	330,617
Net income (loss)	—	—	—	58,970	58,970	(1,853)	57,117
Other comprehensive income	—	—	172	—	172	—	172
Dividends declared - common stock	—	—	—	(50,357)	(50,357)	—	(50,357)
Issuance of 169,454 shares of restricted common stock	—	—	—	—	—	—	—
Issuance of 164,837 shares of common stock associated with performance stock units, net of shares withheld for tax	—	(769)	—	—	(769)	—	(769)
Distributions to noncontrolling interests	—	—	—	—	—	(140)	(140)
Amortization of deferred compensation	—	8,438	—	—	8,438	—	8,438
Compensation expense related to performance stock units	—	6,490	—	—	6,490	—	6,490
Cancellation of 75,849 shares of restricted common stock	—	(2,259)	—	—	(2,259)	—	(2,259)
Repurchase of 1,522,860 shares of common stock	(1)	(36,457)	—	—	(36,458)	—	(36,458)
Adjustment for noncontrolling interests	—	(2)	—	—	(2)	2	—
Contributions from noncontrolling interests	—	—	—	—	—	13	13
Balance, December 31, 2024	$31	$694,566	$782	$(371,833)	$323,546	$(10,682)	$312,864

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$57,117	$3,204	$(99,515)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	140,591	190,505	256,310
Net amortization of deferred financing costs, discounts on available-for-sale securities and debt discounts	10,479	23,824	117,489
Net amortization of intangible lease assets and liabilities	15,666	21,425	20,798
Gain on sales of real estate assets	(16,676)	(5,125)	(5,345)
Loss (gain) on insurance proceeds	—	176	(687)
Gain on deconsolidation	—	(47,879)	(36,250)
Loss on available-for-sale securities	—	—	39
Write-off of development projects	230	39	834
Share-based compensation expense	14,928	12,982	11,885
Loss on impairment	1,461	—	252
Gain on consolidation	(26,727)	—	—
Loss (gain) on extinguishment of debt	819	(3,270)	(7,344)
Equity in earnings of unconsolidated affiliates	(22,932)	(11,865)	(19,796)
Distributions of earnings from unconsolidated affiliates	20,665	18,433	23,905
Change in estimate of uncollectable revenues	4,155	1,646	(4,463)
Change in deferred tax accounts	(1,650)	(1,283)	1,128
Changes in:
Tenant and other receivables	(2,377)	(3,752)	(10,494)
Other assets	14,982	1,247	(355)
Accounts payable and accrued liabilities	(8,508)	(16,791)	(40,157)
Net cash provided by operating activities	202,223	183,516	208,234
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(36,192)	(42,859)	(39,064)
Acquisitions of real estate assets	—	—	(5,766)
Increase in cash and restricted cash from acquisition of interest in unconsolidated affiliate, net of cash paid	9,840	—	—
Net proceeds from sales of real estate assets	79,446	9,810	9,633
Purchases of available-for-sale securities	(360,824)	(312,782)	(741,042)
Redemptions of available-for-sale securities	379,613	355,543	600,697
Proceeds from insurance	—	281	743
Additional investments in and advances to unconsolidated affiliates	(9,491)	(10,926)	(3,269)
Distributions in excess of equity in earnings of unconsolidated affiliates	5,075	5,297	25,547
Changes in other assets	(2,461)	(2,663)	(4,164)
Net cash provided by (used in) investing activities	65,006	1,701	(156,685)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	—	—	425,000
Principal payments on mortgage and other indebtedness	(146,258)	(79,000)	(524,171)
Additions to deferred financing costs	(273)	(693)	(18,834)
Repurchases of common stock	(36,458)	(1,109)	—
Contributions from noncontrolling interests	13	117	589
Payment of tax withholdings for restricted stock awards and performance stock units	(3,028)	(3,184)	(1,740)
Distributions to noncontrolling interests	(140)	(2,128)	(2,769)
Dividends paid to common shareholders	(50,357)	(118,093)	(23,873)
Net cash used in financing activities	(236,501)	(204,090)	(145,798)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	30,728	(18,873)	(94,249)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	123,076	141,949	236,198
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$153,804	$123,076	$141,949
Reconciliation from consolidated statements of cash flows to consolidated balance sheets:
Cash and cash equivalents	$40,791	$34,188	$44,718
Cash held-for-sale	75	—	—
Restricted cash:
Restricted cash	47,482	53,180	58,182
Mortgage escrows	65,456	35,708	39,049
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$153,804	$123,076	$141,949

SUPPLEMENTAL INFORMATION
Cash paid for interest, net of amounts capitalized	$131,328	$136,146	$124,149
Cash paid for reorganization items	$—	$—	$6,532

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and unit data)

NOTE 1. ORGANIZATION

CBL & Associates Properties, Inc. ("CBL"), a Delaware corporation, is a self-managed, self-administered, fully integrated real estate investment trust ("REIT") that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, lifestyle centers, open-air centers, outlet centers, office buildings and other properties, including single-tenant and multi-tenant outparcels. As of December 31, 2024, its properties are located in 21 states but are primarily in the southeastern and midwestern United States.

CBL conducts substantially all its business through CBL & Associates Limited Partnership (the "Operating Partnership"), which is a variable interest entity ("VIE"). The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a VIE. As of December 31, 2024, the Operating Partnership owned interests in the following properties:

	Malls	Outlet Centers	Lifestyle Centers (1)	Open-Air Centers	Other (2)(3)	Total
Consolidated Properties	42	2	4	19	4	71
Unconsolidated Properties (4)	3	3	1	8	1	16
Total	45	5	5	27	5	87
(1)
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

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At December 31, 2024, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 98.98% limited partner interest for a combined interest held by CBL of 99.98%. As of December 31, 2024, third parties owned a 0.02% limited partner interest in the Operating Partnership.

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

Reclassifications

The Company reclassified above-market leases, net, of $118,673 and below-market leases, net, of $80,408 from individual line items to intangible lease assets and other assets and accounts payable and accrued liabilities, respectively, on the consolidated balance sheets at December 31, 2023 to conform with the current period presentation.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of the Company, as well as entities in which the Company has a controlling financial interest or entities where the Company is deemed to be the primary beneficiary of a VIE. For entities in which the Company has less than a controlling financial interest or entities where the Company is not deemed to be the primary beneficiary of a VIE, the entities are accounted for using the equity method of accounting. Accordingly, the Company’s share of the net earnings or losses of these entities is included in consolidated net income (loss). The accompanying consolidated financial statements have been prepared in accordance with GAAP. All intercompany transactions have been eliminated.

Accounting Guidance Adopted

On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting, which amends the existing standard's disclosure requirements. Among other things, ASU 2023-07 requires companies to disclose significant segment expenses by reportable segment if they are regularly provided to the Chief Operating Decision Maker ("CODM") and disclosures of the CODM's title and position, as well as details of how the CODM uses the reported measures. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023 and for interim periods beginning after December 15, 2024. See Note 11 for more information.

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

All real estate assets acquired have been accounted for using the acquisition method of accounting and accordingly, the results of operations are included in the consolidated statements of operations from the respective dates of acquisition. The Company allocates the purchase price to (i) tangible assets, consisting of land, buildings and improvements, as if vacant, and tenant improvements, and (ii) identifiable intangible assets and liabilities, generally consisting of above-market leases, in-place leases and tenant relationships, which are included in intangible lease assets and other assets, and below-market leases, which are included in accounts payable and accrued liabilities. The Company uses estimates of fair value based on estimated cash flows, using appropriate discount rates, and other valuation techniques to allocate the purchase price to the acquired tangible and intangible assets. Liabilities assumed generally consist of mortgage debt on the real estate assets acquired. Assumed debt is recorded at its fair value based on estimated market interest rates at the date of acquisition. The Company expects its future acquisitions will be accounted for as acquisitions of assets in which related transaction costs will be capitalized.

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

The Company’s intangibles and their balance sheet classifications as of December 31, 2024 and 2023, respectively, are summarized as follows:

	December 31, 2024		December 31, 2023
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
In-place leases	$418,458	$(231,897)	$372,596	$(214,957)
Intangible lease assets and other assets:
Above-market leases	260,512	(138,474)	232,638	(113,965)
Tenant relationships	2,578	(115)	2,578	(63)
Accounts payable and accrued liabilities:
Below-market leases	166,909	(69,303)	145,406	(64,998)

These intangibles are related to specific tenant leases. Should a termination occur earlier than the date indicated in the lease, the related unamortized intangible assets or liabilities, if any, related to the lease are recorded as expense or income, as applicable. The total net amortization expense of the above intangibles for the Company for the years ended December 31, 2024, 2023 and 2022, was $67,031, $105,964 and $152,174, respectively. The estimated total net amortization expense for the next five succeeding years is $70,056 in 2025, $45,588 in 2026, $27,243 in 2027, $17,854 in 2028 and $10,859 in 2029.

The Company capitalized interest expense of $562, $453 and $618 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

For the year ended December 31, 2024, the Company recorded $4,155 related to uncollectable revenues, which includes the write-off of $1,257 for straight line rent receivables. For the year ended December 31, 2023, the Company recorded $1,646 related to uncollectable revenues, which includes the write-off of $346 for straight line rent receivables. For the year ended December 31, 2022, there was a reversal of $4,463 related to uncollectable revenues, which includes the write-off of $102 for straight line rent receivables.

Carrying Value of Long-Lived Assets

The Company monitors events or changes in circumstances that could indicate the carrying value of a long-lived asset may not be recoverable. The Company uses significant judgement in assessing events or circumstances which might indicate impairment, including but not limited to, changes in management’s intent to hold a long-lived asset over its previously estimated useful life. Changes in management’s intent to hold a long-lived asset have a significant impact on the estimated undiscounted cash flows expected to result from the use and eventual disposition of a long-lived asset and whether a potential impairment loss shall be measured. When indicators of potential impairment are present that suggest that the carrying amounts of a long-lived asset may not be recoverable, the Company assesses the recoverability of the asset by determining whether the asset’s carrying value will be recovered through the estimated undiscounted future cash flows expected from the Company’s use and its eventual disposition. In the event that such undiscounted future cash flows do not exceed the carrying value, the Company adjusts the carrying value of the long-lived asset to its estimated fair value and recognizes an impairment loss. The estimated fair value is calculated based on the following information, in order of preference, depending upon availability: (Level 1) recently quoted market prices, (Level 2) market prices for comparable properties, or (Level 3) the present value of future cash flows, including estimated salvage value. Certain of the Company’s long-lived assets may be carried at more than an amount that could be realized in a current disposition transaction. The Company estimates future operating cash flows, the terminal capitalization rate and the discount rate, among other factors. As these assumptions are subject to economic and market uncertainties, they are difficult to predict and are subject to future events that may alter the assumptions used or management’s estimates of future possible outcomes. Therefore, the future cash flows estimated in the Company’s impairment analyses may not be achieved. See Note 15 for information related to the impairment of long-lived assets in 2024, 2023 and 2022.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents.

Restricted Cash

As of December 31, 2024 and 2023, restricted cash was related to cash held in escrow accounts for insurance, real estate taxes, capital expenditures and tenant allowances as required by the terms of certain mortgage notes payable, as well as amounts related to cash management agreements with the Company’s lenders that are designated for debt service and operating expense obligations. As of December 31, 2024 and 2023, restricted cash was also related to properties that secure the term loan and the open-air centers and outparcels loan of which we may receive a portion via distributions semiannually and quarterly in accordance with the provisions of the term loan and the open-air centers and outparcels loan, respectively.

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

On a periodic basis, the Company assesses whether there are any indicators that the fair value of the Company's investments in unconsolidated affiliates may be impaired. An investment is impaired only if the Company’s estimate of the fair value of the investment is less than the carrying value of the investment and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. The Company's estimates of fair value for each investment are based on a number of assumptions that are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates, and operating costs. As these factors are difficult to predict and are subject to future events that may alter the Company’s assumptions, the fair values estimated in the impairment analyses may not be realized. No impairment charges were recorded for the years ended December 31, 2024, 2023 and 2022.

Deferred Financing Costs

Unamortized financing costs of $8,688 and $13,221 were included in mortgage and other indebtedness, net, at December 31, 2024 and 2023, respectively. Deferred financing costs include fees and costs incurred to obtain financing and are amortized on a straight-line basis to interest expense over the terms of the related indebtedness. Amortization expense related to deferred financing costs for the Company for the years ended December 31, 2024, 2023 and 2022 was $4,554, $4,572 and $2,744, respectively. Accumulated amortization of deferred financing costs was $11,541 and $7,180 as of December 31, 2024 and 2023, respectively.

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

As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. For the years ended December 31, 2024, 2023 and 2022, the Company had state tax expense of $630, $823, and $1,631, respectively.

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

The Company recorded an income tax (provision) benefit as follows:

	Year Ended December 31,
	2024	2023	2022
Current tax provision	$(2,705)	$(2,177)	$(1,951)
Deferred tax benefit (provision)	1,650	1,283	(1,128)
Income tax (provision) benefit	$(1,055)	$(894)	$(3,079)

The Company had a net deferred tax asset of $12,608 and $10,958 at December 31, 2024 and 2023, respectively, which is included in intangible lease assets and other assets. As of December 31, 2024, tax years that generally remain subject to examination by the Company’s major tax jurisdictions include 2024, 2023, 2022 and 2021.

The Company reports any income tax penalties attributable to its properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its consolidated statements of operations. In addition, any interest incurred on tax assessments is reported as interest expense. The Company incurred nominal interest and penalty amounts during the years ended December 31, 2024, 2023 and 2022.

Concentration of Credit Risk

The Company’s tenants include national, regional and local retailers. Financial instruments that subject the Company to concentrations of credit risk consist primarily of tenant receivables. The Company generally does not obtain collateral or other security to support financial instruments subject to credit risk, but it monitors the credit standing of tenants. The Company derives a substantial portion of its rental income from various national and regional retail companies; however, no single tenant collectively accounted for more than 5.0% of the Company’s revenues for the year ended December 31, 2024.

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

Diluted EPS incorporates the potential impact of contingently issuable shares. Diluted EPS is calculated under both the two-class and treasury stock methods, and the more dilutive amount is reported. Performance stock units ("PSUs") and unvested restricted stock awards are contingently issuable common shares and are included in diluted EPS if the effect is dilutive. See Note 16 for a description of the long-term incentive program that these awards relate to.

The following table presents the calculation of basic and diluted EPS (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Basic earnings per share
Net income (loss) attributable to the Company	$58,970	$6,546	$(93,482)
Less: Dividends allocable to unvested restricted stock	(1,206)	(1,113)	(2,537)
Net income (loss) attributable to common shareholders	$57,764	$5,433	$(96,019)
Weighted-average basic shares outstanding	30,905	31,303	30,046
Net income (loss) per share attributable to common shareholders	$1.87	$0.17	$(3.20)

Diluted earnings per share (1)
Net income (loss) attributable to common shareholders	$57,764	$5,433	$(96,019)
Weighted-average basic shares outstanding	30,962	31,303	30,046
Net income (loss) per share attributable to common shareholders	$1.87	$0.17	$(3.20)
(1)
For the year ended December 31, 2024, the computation of diluted EPS includes contingently issuable shares related to PSUs calculated under the treasury stock method. For the year ended December 31, 2024, the computation of diluted EPS does not include contingently issuable shares related to unvested restricted stock awards due to their anti-dilutive nature. For the year ended December 31, 2024, had the contingently issuable shares been dilutive, the denominator for diluted EPS would have been 31,092,693, including 130,527 contingently issuable shares related to unvested restricted stock awards. For the year ended December 31, 2023, the computation of diluted EPS does not include contingently issuable shares due to their anti-dilutive nature. Had the contingently issuable shares been dilutive, the denominator for diluted EPS would have been 31,330,597, including 27,434 contingently issuable shares related to unvested restricted stock awards. Due to a net loss for the year ended December 31, 2022, the computation of diluted EPS does not include contingently issuable shares due to their anti-dilutive nature. Had the Company reported net income for the year ended December 31, 2022, the denominator for diluted EPS would have been 30,206,521, including 160,098 contingently issuable shares related to PSUs and unvested restricted stock awards.

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

NOTE 3. REVENUES

Revenues

The following table presents the Company's revenues disaggregated by revenue source:

	Year Ended December 31,
	2024	2023	2022
Rental revenues	$493,876	$513,957	$542,247
Revenues from contracts with customers:
Operating expense reimbursements (1)	7,964	7,395	7,873
Management, development and leasing fees (2)	7,609	7,917	7,158
Marketing revenues (3)	3,000	3,567	2,819
	18,573	18,879	17,850

Other revenues	3,112	2,450	2,914
Total revenues (4)	$515,561	$535,286	$563,011
(1)
During the year ended December 31, 2024, operating expense reimbursements consisted of $6,585 related to malls, $684 related to lifestyle centers, $427 related to open-air centers and $268 related to all other property types. During the year ended December 31, 2023, operating expense reimbursements consisted of $5,889 related to malls, $700 related to lifestyle centers, $463 related to open-air centers and $343 related to all other property types. During the year ended December 31, 2022, operating expense reimbursements consisted of $6,551 related to malls, $829 related to lifestyle centers, $390 related to open-air centers and $103 related to all other property types.
(2)
Included in All Other segment.
(3)
During the year ended December 31, 2024, marketing revenues consisted of $2,679 related to malls, $305 related to lifestyle centers and $16 related to outlet centers. During the year ended December 31, 2023, marketing revenues consisted of $3,294 related to malls, $262 related to lifestyle centers and $11 related to outlet centers. During the year ended December 31, 2022, marketing revenues consisted of $2,658 related to malls, $159 related to lifestyle centers and $2 related to outlet centers.
(4)
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

Outstanding Performance Obligations

The Company has outstanding performance obligations related to certain noncancellable contracts with customers for which it will receive fixed operating expense reimbursements for providing certain maintenance and other services as described above. As of December 31, 2024, the Company expects to recognize these amounts as revenue over the following periods:

Performance obligation	Less than 5 years	5-20 years	Over 20 years	Total
Fixed operating expense reimbursements	$20,423	$45,257	$37,556	$103,236

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

The components of rental revenues are as follows:

	Year Ended December 31,
	2024	2023	2022
Fixed lease payments	$385,110	$397,047	$396,755
Variable lease payments	108,766	116,910	145,492
Total rental revenues	$493,876	$513,957	$542,247

The undiscounted future fixed lease payments to be received under the Company's operating leases as of December 31, 2024, are as follows:

Years Ending December 31,
2025	$424,733
2026	331,472
2027	255,510
2028	191,010
2029	132,402
Thereafter	321,760
Total undiscounted lease payments	$1,656,887

NOTE 5. ACQUISITIONS

The Company's acquisitions of shopping center and other properties are accounted for as acquisitions of assets. The Company includes the results of operations of real estate assets acquired in the consolidated statements of operations from the date of the related acquisition.

2024 Acquisitions

In December 2024, the Company closed on the acquisition of its partner's 50% joint venture interests in the CBL/T-C, LLC joint venture, which includes CoolSprings Galleria, Oak Park Mall and West County Center. The interests were acquired for a total cash consideration of $25,025, which included $2,525 to reimburse the partner for its share of net working capital. The Company assumed the partner's interest in three non-recourse loans, secured individually by each of the assets. See Note 8 for more information. For the year ended December 31, 2024, the Company recognized gain on consolidation of $26,727 related to this transaction.

The Company engaged valuation experts to assist management in determining the fair value of the acquired assets and liabilities related to CoolSprings Galleria, Oak Park Mall and West County Center. The most subjective and judgmental assumptions used include the projected cash flows, capitalization and discount rates, and market interest rates for mortgage note payable obligations. Multiple appraisal methodologies were used to value the acquired assets and liabilities, which included the cost approach, the sales comparison approach and the income capitalization approach. All estimates, assumptions, valuations and financial projections are inherently subject to significant uncertainties and the resolution of contingencies beyond the Company’s control. Accordingly, the Company cannot assure that the estimates, assumptions, valuations or financial projections will be realized and actual results could vary materially.

The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date:

Recognized amounts of identifiable assets acquired and liabilities assumed:
Land	$57,600
Buildings and improvements	328,923
Developments in progress	587
Cash and cash equivalents	4,366
Restricted cash	30,499
Receivables	5,044
Intangible lease assets and other assets	130,261
Mortgage and other indebtedness, net	(446,355)
Accounts payable and accrued liabilities	(59,173)
Total identifiable net assets	51,752
Purchase price	(25,025)
Gain on consolidation	$26,727

Subsequent to December 31, 2024, the Company acquired four Macy's stores, which include land, buildings and improvements, for future redevelopment at the respective properties. See Note 18 for more information.

2023 Acquisitions

There were no acquisitions during 2023.

2022 Acquisitions

In July 2022, the Company acquired the JC Penney parcel located at CoolSprings Galleria for $5,650. As of December 31, 2024, this property is included in malls for purposes of segment reporting.

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

2024 Dispositions

For the year ended December 31, 2024, the Company realized a gain of $16,676 primarily related to the sales of Layton Hills Mall, Layton Hills Convenience Center, Layton Hills Plaza, 10 outparcels, of which 9 outparcels were associated with the Layton Hills properties, two land parcels and an anchor parcel. In addition, the Company recorded a loss on impairment related to two outparcels that were sold at less than carrying value. See Note 15 for more information. For the year ended December 31, 2024, gross proceeds from sales of real estate assets were $81,733. The proceeds were primarily used to paydown the secured term loan and the open-air centers and outparcels loan. See Note 8 for more information.

2023 Dispositions

For the year ended December 31, 2023, the Company realized a gain of $5,125 primarily related to the sale of eight land parcels. Gross proceeds from sales of real estate assets were $10,325.

2022 Dispositions

For the year ended December 31, 2022, the Company realized a gain of $5,345, primarily related to the sale of five outparcels. Gross proceeds from sales of real estate assets were $11,490 for the year ended December 31, 2022. During the year ended December 31, 2022, the Company sold an outparcel that resulted in a loss on sale of $252. See Note 15 for additional information.

Held-for-Sale

The following properties were classified as held-for-sale as of December 31, 2024:

Property	Location	Property Type	Total Assets	Total Liabilities (1)
Monroeville Mall (2)	Pittsburgh, PA	Mall	$30,189	$4,306
Annex at Monroeville (2)	Pittsburgh, PA	Open-Air Center	3,075	218
Imperial Valley (2)	El Centro, CA	Mall	22,811	1,286
Total			$56,075	$5,810
(1)
Included within accounts payable and accrued liabilities on the consolidated balance sheets.
(2)
Subsequent to December 31, 2024, the property was sold. See Note 18 for more information.

As of December 31, 2023, there were no properties that met the criteria to be considered held-for-sale.

NOTE 7. UNCONSOLIDATED AFFILIATES

At December 31, 2024, the Company had investments in 24 entities, which are accounted for using the equity method of accounting. All investments in unconsolidated affiliates were similar in nature and the entities all were developing or held and operated real estate assets.

The Company had three unconsolidated affiliates with its ownership interest ranging from 33% to 49%, 16 unconsolidated affiliates owned in 50/50 joint ventures and four unconsolidated affiliates with ownership interests of 65%.

Although the Company had majority ownership of certain joint ventures during 2024, 2023 and 2022, it evaluated the investments and concluded that the other partners or owners in these joint ventures had substantive participating rights or the ability to direct the activities that most significantly affect the economic performance of VIEs, such as approvals of:

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

2024 Activity - Unconsolidated Affiliates

Ambassador Infrastructure, LLC

In December 2024, the loan secured by Ambassador Infrastructure was modified and extended. The modified loan bears a fixed interest rate of 7.26% and matures in March 2027.

BI Development II, LLC

In November 2024, the $3,062 loan secured by the former Sears parcel at Northgate Mall was paid off using proceeds from the sale of that parcel.

CBL/T-C, LLC

In December 2024, the Company closed on the acquisition of its partner's 50% joint venture interests in CoolSprings Galleria, Oak Park Mall and West County Center. See Note 5 and Note 8 for more information.

CBL-TRS Med OFC Holding, LLC

In September 2024, construction was completed and the Company's full payment guaranty of the construction loan was released.

Coastal Grand-DSG LLC

In November 2024, the loan secured by Coastal Grand Dick's Sporting Goods was modified and extended. The modified loan bears a fixed interest rate of 8.05% and matures in November 2025 with an option to extend to May 2026.

Louisville Outlet Shoppes, LLC

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

Port Orange I, LLC

Subsequent to December 31, 2024, the loan was extended. See Note 18 for more information.

Vision-CBL Hamilton Place, LLC

In July 2024, the loan secured by Hamilton Place Aloft Hotel was modified and extended. The modified loan bears a fixed interest rate of 7.2% and matures in June 2029.

West Melbourne I, LLC

In November 2024, the Company and its joint venture partner entered into new non-recourse loans secured by Hammock Landing which total $45,000. Proceeds from the new loans were used to pay off the existing variable rate loans secured by the property, which totaled $44,243. The new loans have a ten-year term and bear a fixed interest rate of 5.86%.

WestGate Mall CMBS, LLC

In May 2024, the Company transferred title of the mall to the mortgage holder in satisfaction of the non-recourse debt secured by the property, which had a balance of $28,661.

2023 Activity - Unconsolidated Affiliates

Alamance Crossing CMBS, LLC

In February 2023, the Company deconsolidated Alamance Crossing East as a result of the Company losing control when the property was placed in receivership. As of December 31, 2024, the loan secured by Alamance Crossing East had an outstanding balance of $41,122. For the year ended December 31, 2023, the Company recognized gain on deconsolidation of $28,151.

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

West County Mall CMBS, LLC

In March 2023, the loan secured by West County Mall was extended through December 2024, with one two-year conditional extension option available upon meeting certain requirements.

Westgate Mall CMBS, LLC

In September 2023, the Company deconsolidated WestGate Mall as a result of the Company losing control when the property was placed in receivership. For the year ended December 31, 2023, the Company recognized gain on deconsolidation of $19,728.

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

Atlanta Outlet JV, LLC

In February 2022, the joint venture entered into a forbearance agreement with the lender regarding the default triggered by the filing of bankruptcy related to the loan secured by The Outlet Shoppes at Atlanta.

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

Fremaux Town Center JV, LLC

In March 2022, the joint venture entered into a forbearance agreement with the lender regarding the default triggered by the filing of bankruptcy related to the loan secured by Fremaux Town Center.

Greenbrier Mall II, LLC

In March 2022, the Company deconsolidated Greenbrier Mall as a result of the Company losing control when the property was placed in receivership. For the year ended December 31, 2022, the Company recognized a gain on deconsolidation of $36,250. In October 2022, the Company transferred title to the mall to the mortgage holder in satisfaction of the non-recourse debt secured by the property, which had a balance of $61,647.

Louisville Outlet Shoppes, LLC

In May 2022, the joint venture entered into a forbearance agreement with the lender regarding the default triggered by the filing of bankruptcy related to the loan secured by The Outlet Shoppes of the Bluegrass. In August 2022, the joint venture notified the lender of its election to extend the loan secured by The Outlet Shoppes of the Bluegrass - Phase II through April 15, 2023.

Mall of South Carolina, LP and Mall of South Carolina Outparcel, LP

In March 2022, the joint ventures entered into forbearance agreements with the lenders regarding the default triggered by the filing of bankruptcy related to the loans secured by Coastal Grand Mall and Coastal Grand Crossing.

Shoppes at Eagle Point, LLC

In April 2022, the joint venture entered into a new $40,000, ten-year, non-recourse loan secured by The Shoppes at Eagle Point. The new loan bears a fixed interest rate of 5.4%. Proceeds from the new loan were utilized to retire the previous partial recourse loan, which had been set to mature in October 2022.

Vision-CBL Mayfaire TC Hotel, LLC

In August 2022, the joint venture entered into an agreement to acquire, develop and operate a hotel adjacent to Mayfaire Town Center. In December 2022, the Company recorded a $1,436 gain on sale of real estate assets related to land that it contributed to the joint venture in exchange for a 49% membership interest. The joint venture has entered into a construction loan in the amount of $18,900.

York Town Center Holding, LP

In March 2022, the joint venture entered into a $30,000 non-recourse mortgage note payable, secured by York Town Center, that provides for a three-year term and a fixed interest rate of 4.75%. The monthly debt service is interest only for the first eighteen months. Proceeds from the new loan were used to retire the previous loans.

Condensed Combined Financial Statements - Unconsolidated Affiliates

Condensed combined financial statement information of the unconsolidated affiliates is as follows:

	December 31, 2024	December 31, 2023
ASSETS:
Investment in real estate assets	$1,284,494	$2,010,269
Accumulated depreciation	(576,289)	(886,712)
	708,205	1,123,557
Developments in progress	32,114	17,261
Net investment in real estate assets	740,319	1,140,818
Other assets	156,363	200,289
Total assets	$896,682	$1,341,107
LIABILITIES:
Mortgage and other indebtedness, net	$780,536	$1,368,031
Other liabilities	36,253	45,577
Total liabilities	816,789	1,413,608
OWNERS' EQUITY (DEFICIT):
The Company	76,607	12,290
Other investors	3,286	(84,791)
Total owners' deficit	79,893	(72,501)
Total liabilities and owners’ deficit	$896,682	$1,341,107

	Year Ended December 31,
	2024	2023	2022
Total revenues	$260,969	$255,283	$260,275
Net income (1)	$54,433	$38,434	$137,454
(1)
The Company's pro rata share of net income is included in equity in earnings of unconsolidated affiliates for each period presented in the accompanying consolidated statements of operations. The Company's pro rata share of net income was $22,932, $11,865 and $19,796 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

As of December 31, 2024, the Company had investments in 10 consolidated VIEs with ownership interests ranging from 50% to 92%.

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

The Company's mortgage and other indebtedness, net, consisted of the following:

	December 31, 2024		December 31, 2023
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse open-air centers and outparcels loan (2)	$170,031	6.95%	$179,180	6.95%
Non-recourse loans on operating properties	1,233,767	4.75%	736,573	5.30%
Total fixed-rate debt	1,403,798	5.02%	915,753	5.63%
Variable-rate debt:
Non-recourse, secured term loan	725,495	7.42%	799,914	8.21%
Non-recourse open-air centers and outparcels loan (2)	170,031	8.65%	179,180	9.44%
Non-recourse loan on an operating property	32,580	8.05%	33,780	8.84%
Recourse loan on an operating property	—	—	15,339	8.24%
Total variable-rate debt	928,106	7.67%	1,028,213	8.44%
Total fixed-rate and variable-rate debt	2,331,904	6.07%	1,943,966	7.12%
Unamortized deferred financing costs	(8,688)		(13,221)
Debt discounts (3)	(110,536)		(41,942)
Total mortgage and other indebtedness, net	$2,212,680		$1,888,803

(1)
Weighted-average interest rate excludes amortization of deferred financing costs.
(2)
The Operating Partnership has an interest rate swap on a notional amount of $32,000 related to the variable portion of the loan to effectively fix the interest rate at 7.3975%.
(3)
In conjunction with the acquisition of the Company's partner's 50% joint venture interests in CoolSprings Galleria, Oak Park Mall and West County Center and the implementation of fresh start accounting upon emergence from bankruptcy, the Company estimated the fair value of its mortgage notes with the assistance of a third-party valuation advisor. This resulted in recognizing a debt discount, which is accreted over the term of the respective debt using the effective interest method. The remaining debt discounts at December 31, 2024 will be accreted over a weighted average period of 4.7 years.

Non-recourse and recourse loans on operating properties, the open-air centers and outparcels loan and the secured term loan include loans that are secured by properties owned by the Company that have a carrying value of $1,742,834 at December 31, 2024.

Certain of the Company’s properties that are pledged as collateral on non-recourse mortgage loans are subject to cash management agreements with the lenders, which restrict the cash balances associated with those properties to only be used for debt service, capital expenditures and operating expense obligations.

Corporate Debt

On November 1, 2021, CBL & Associates HoldCo I, LLC (“HoldCo I”), a wholly owned subsidiary of the Operating Partnership, entered into an amended and restated credit agreement (the “credit agreement”), providing for an $883,700 secured term loan that matures November 1, 2025. Upon satisfaction of certain conditions, the maturity date will automatically extend to November 1, 2026 and upon further satisfaction of certain conditions the maturity date will automatically extend to November 1, 2027. The secured term loan bore interest at a rate per annum equal to LIBOR for the applicable period plus 275 basis points, subject to a LIBOR floor of 1.0%. In March 2023, the secured term loan was amended to replace LIBOR with the secured overnight financing rate ("SOFR") for purposes of calculating interest. The transition to SOFR was effective as of June 30, 2023.

The credit agreement requires HoldCo I to comply with certain financial ratios in the aggregate for the collateral properties, including a covenant that it not permit the (i) interest coverage ratio (as defined in the credit agreement) commencing with the fiscal quarter ending December 31, 2021, to be less than 1.50 to 1.00, (ii) minimum debt yield ratio (as defined in the credit agreement) commencing with the fiscal quarter ending March 31, 2023 as of the last day of any fiscal quarter ending prior to the maturity date, to be less than eleven and a half percent (11.50%) and (iii) the occupancy rate (as defined in the credit agreement) commencing with the fiscal quarter ending March 31, 2023, as of the last day of any fiscal quarter ending prior to the maturity date, to be less than seventy five percent (75%). The Operating Partnership provided a limited guaranty up to a maximum of $175,000 (the “principal liability cap”). In November 2023, the limited guaranty was eliminated pursuant to the terms of the credit agreement and the loan became fully non-recourse. The Company believes that it was in compliance with all financial covenants and restrictions at December 31, 2024.

The secured term loan is secured by first-priority liens on substantially all the personal and real property assets of HoldCo I and its direct and indirect subsidiaries, including without limitation, HoldCo I’s and the subsidiary guarantors’ ownership interests in the capital stock, membership interests or partnership interests in the subsidiary guarantors.

Fixed-Rate Property Debt

As of December 31, 2024, fixed-rate loans on operating properties bear interest at stated rates ranging from 3.40% to 8.19%. Fixed-rate loans on operating properties generally provide for monthly payments of principal and/or interest and mature at various dates through June 2032, with a weighted-average maturity of 2.7 years.

2024 Activity

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

In December 2024, the Company closed on the acquisition of its partner's 50% joint venture interests in CoolSprings Galleria, Oak Park Mall and West County Center. The Company assumed its partner's share of three non-recourse loans, secured individually by each of the assets. As of December 31, 2024, the loans securing each asset totaled $533,377, consisting of $137,193 at CoolSprings Galleria, $251,448 at Oak Park Mall and $144,736 at West County Center.

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

Variable-Rate Property Debt

The Company's variable-rate debt bears interest at a rate indexed to SOFR. At December 31, 2024, the interest rates ranged from 8.05% to 8.65%.

2024 Activity

In February 2024, the Company redeemed U.S. Treasury securities and used the proceeds to pay off the $15,190 loan secured by Brookfield Square Anchor Redevelopment.

2023 Activity

In April 2023, the Company exercised its extension option on the loan secured by The Outlet Shoppes at Laredo for an extended maturity date of June 2024. In October 2023, after the lender's claim against the general unsecured claim pool related to the filing of bankruptcy was allowed, the Company and its joint venture partner modified the loan secured by The Outlet Shoppes at Laredo, which resulted in the recognition of gain on extinguishment of debt of $3,270. The principal balance was reduced to $33,980, the interest rate remains unchanged at SOFR plus 325 basis points and the modification added a one-year extension, for a new maturity date of June 2025.

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

Scheduled Principal Payments

As of December 31, 2024, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, are as follows:

2025	$1,004,911
2026	551,856
2027	349,921
2028	133,350
2029	6,407
Thereafter	285,459
Total mortgage and other indebtedness	$2,331,904

Of the $1,004,911 of scheduled principal payments in 2025, $248,856 relates to the maturing principal balance of four operating property loans and $725,495 relates to the secured term loan.

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

Instrument Type	Location in the Consolidated Balance Sheet	Notional	Index	Fair Value at December 31, 2024	Maturity Date
Pay fixed/Receive variable swap	Intangible lease assets and other assets	$32,000	1-month USD-SOFR CME	$514	Jun-27

	Year Ended December 31,
Hedging Instrument - Interest Rate Swap	2024	2023
Gain recognized in other comprehensive income (loss)	$177	$338
Gain recognized in earnings (1)	$598	$416
(1)
Gain reclassified from accumulated other comprehensive income into earnings shown in interest expense.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that $250 will be reclassified from other comprehensive income (loss) as a decrease to interest expense.

The Company has an agreement with each derivative counterparty that contains a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of December 31, 2024, the Company did not have any derivatives with a fair value in a net liability position including accrued interest but excluding any adjustment for nonperformance risk. As of December 31, 2024, the Company has posted $1,920 of cash collateral related to the interest rate swap. The Company is not in breach of any agreement provisions.

NOTE 9. SHAREHOLDERS’ EQUITY

Common Stock and Common Units

The Company's authorized common stock consists of 200,000,000 shares at $0.001 par value per share. The Company had 30,711,227 and 31,975,645 shares of common stock issued and outstanding as of December 31, 2024 and 2023, respectively (in each case, excluding 34 treasury shares).

The Company may repurchase shares of CBL's common stock, as authorized by the board of directors. The timing and amount of repurchase activity is based on market conditions and other considerations, including the level of available cash, alternative uses for cash and the Company's stock price. In August 2023, the board of directors authorized the repurchase of up to $25,000 of the Company's outstanding common stock beginning on August 10, 2023. In September 2024, the Company completed all repurchase activity under the $25,000 stock repurchase program. In October 2024, the Company completed the repurchase of 500,000 shares of CBL stock for $12,525, in a privately negotiated block trade from a single shareholder. The block repurchase was completed separately from the Company’s stock repurchase program. Repurchased common stock is accounted for as treasury stock until otherwise retired. During 2024, the Company repurchased 1,022,860 shares of common stock at a total cost of $23,933, which includes $41 in commissions, under the share repurchase program. During 2023, the Company repurchased 51,966 shares of common stock at a total cost of $1,109, which includes $2 in commissions, under the share repurchase program.

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

Dividends

In June 2022, the board of directors established a regular quarterly dividend. The Company paid common stock dividends of $0.40 per share for each quarter during 2024. The Company paid common stock dividends of $0.375 per share for each quarter during 2023. The Company paid common stock dividends of $0.25 per share for each of the second, third and fourth quarters of 2022. In November 2022, the board of directors declared a special dividend of $2.20 per share of common stock, payable in cash. The special dividend was paid on January 18, 2023, to stockholders of record as of the close of business on December 12, 2022. Subsequent to December 31, 2024, the Company's board of directors declared a $0.40 per share regular quarterly dividend for the first quarter of 2025 and a special dividend of $0.80 per share of common stock. Both the regular quarterly dividend and the special dividend are payable in cash on March 31, 2025, to shareholders of record as of March 13, 2025. The special dividend was made to ensure that the Company meets the minimum requirement to maintain our status as a REIT. See Note 18.

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

The allocations of dividends declared and paid for income tax purposes for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Year Ended December 31,
	2024	2023	2022
Dividends declared:
Common stock	$1.60	$1.50	$2.95
Allocations:
Ordinary income	88.86%	87.70%	98.58%
Capital gains	8.61%	12.30%	1.42%
Return of capital	2.53%	—%	—%
Total	100.00%	100.0%	100.0%

NOTE 10. NONCONTROLLING INTERESTS

Noncontrolling Interests of the Company

Third parties held rights to convert noncontrolling interests in the Operating Partnership to 5,298 shares of common stock at December 31, 2024 and 2023.

The assets and liabilities allocated to the Operating Partnership’s noncontrolling interests are based on their ownership percentages of the Operating Partnership at December 31, 2024 and 2023. The ownership percentages are determined by dividing the number of common units held by each of the noncontrolling interests at December 31, 2024 and 2023 by the total common units outstanding at December 31, 2024 and 2023, respectively. The noncontrolling interest ownership percentage in assets and liabilities of the Operating Partnership was 0.02% at December 31, 2024 and 2023.

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

The total noncontrolling interest in the Operating Partnership was $53 and $56 at December 31, 2024 and 2023, respectively.

Noncontrolling Interests in Other Consolidated Subsidiaries

The Company had 10 other consolidated subsidiaries at December 31, 2024 and 2023 that had noncontrolling interests held by third parties and for which the related partnership agreements either do not include redemption provisions or are subject to redemption provisions that do not require classification outside of permanent equity. The total noncontrolling interests in other consolidated subsidiaries of the Company was $(10,735) and $(8,760) at December 31, 2024 and 2023, respectively.

The assets and liabilities allocated to noncontrolling interests in other consolidated subsidiaries of the Company are based on the third parties’ ownership percentages in each subsidiary at December 31, 2024 and 2023, respectively. Income is allocated to noncontrolling interests in other consolidated subsidiaries based on the third parties’ weighted-average ownership in each subsidiary during the year.

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

The table below lists the Company's consolidated VIEs as of December 31, 2024 and 2023, which does not reflect the elimination of any internal debt the consolidated VIE has with the Operating Partnership:

	As of December 31,		As of December 31,
	2024		2023
	Assets	Liabilities	Assets	Liabilities
Consolidated VIEs:
Atlanta Outlet Outparcels, LLC	$792	$—	$807	$—
CBL Terrace LP	15,969	18,148	16,861	18,124
Gettysburg Outlet Center Holding, LLC	10,960	20,129	11,847	18,446
Gettysburg Outlet Center, LLC	2,886	—	2,940	—
Jarnigan Road LP	14,182	20,541	14,202	19,869
Jarnigan Road II, LLC	17,611	16,840	18,148	16,905
Laredo Outlet JV, LLC	19,588	34,432	21,333	35,818
Lebcon Associates	81,420	105,150	89,006	103,342
Lebcon I, Ltd	10,800	12,007	11,539	12,146
Louisville Outlet Outparcels, LLC	537	—	538	—
	$174,745	$227,247	$187,221	$224,650

The table below lists the Company's unconsolidated VIEs as of December 31, 2024:

Unconsolidated VIEs:	Investment in Real Estate Joint Ventures and Partnerships	Maximum Risk of Loss
Alamance Crossing CMBS, LLC (1)	$—	$—
Ambassador Infrastructure, LLC (2)	—	4,361
Atlanta Outlet JV, LLC	—	—
BI Development, LLC	77	77
El Paso Outlet Center Holding, LLC	—	—
Fremaux Town Center JV, LLC	—	—
Louisville Outlet Shoppes, LLC	—	—
Mall of South Carolina L.P.	—	—
Port Orange I, LLC (2)	2,547	24,796
Vision - CBL Hamilton Place, LLC	3,671	3,671
Vision - CBL Mayfaire TC Hotel, LLC	6,175	6,175
	$12,470	$39,080
(1)
During the year ended December 31, 2023, the property was placed into receivership.
(2)
The Operating Partnership has guaranteed all or a portion of the debt. See Note 14 for more information.

NOTE 11. SEGMENT INFORMATION

As discussed in Note 1, the Company owns interests in a portfolio of properties including regional shopping malls, outlet centers, lifestyle centers, open-air centers, office buildings and other properties, including single-tenant and multi-tenant parcels. The Company has identified each property as an operating segment, and each is led by a general manager. Performance and resource allocation is assessed by the chief executive officer (“CEO”), whom the Company has determined to be the CODM.

As previously mentioned in Note 1, the Company’s reportable segments are malls, lifestyle centers, outlet centers and open-air centers. The CODM evaluates performance and allocates resources on a property-by-property basis, which the Company aggregates into reportable segments based on property type in accordance with Accounting Standards Codification ("ASC") 280, Segment Reporting, ("ASC 280") aggregation criteria. The CODM measures performance and allocates resources to each property based on net operating income ("NOI") and certain criteria such as tenant mix, capital requirements, economic risks, leasing terms, and short- and long-term returns on capital. NOI is a supplemental non-GAAP measure of the operating performance of the Company’s shopping centers and other properties. The Company defines NOI as property operating revenues (rental revenues, tenant reimbursements and other income) less property operating expenses (property operating, real estate taxes and maintenance and repairs) plus property interest and other income. The Company computes NOI based on its pro rata share of both consolidated and unconsolidated properties.

Asset value information and capital expenditures by segment are not reported because the CODM does not use these measures to assess performance.

The following is a brief description of the Company’s reportable segments and the remaining operating segments that comprise the All Other category:

Malls – The malls reporting segment consists of enclosed large regional shopping centers, generally anchored by two or more anchors or junior anchors, a wide variety of in-line retail stores, restaurants and non-retail tenants.

Lifestyle centers – The lifestyle center reporting segment consists of large open-air centers, generally anchored by one or more anchors, which can include traditional department store anchors, grocers, or other non-traditional anchors and/or junior anchors, a wide variety of in-line and retail stores, restaurants, and/or non-retail tenants.

Outlet centers – The outlet center reporting segment consists of open-air centers, generally anchored by one or more discount or off-price junior anchors and a wide variety of brand name off-price or discount in-line stores.

Open-air centers – The open-air centers reporting segment is typically anchored by a combination of supermarkets, value-priced stores, big-box retailers or traditional department stores. In many cases, the open-air centers in this category are adjacent to the properties that make up the malls reporting segment.

All Other – The All Other category includes outparcels, office buildings, hotels, corporate-level debt and the Management Company.

Rental income and tenant reimbursements from tenant leases provide the majority of revenues from all segments. The accounting policies of the reportable segments are the same as those described in Note 2.

The below presentation has been recast for all years presented to comply with updates to ASC 280 required by ASU 2023-07. Information on the Company’s reportable segments is presented as follows:

Year Ended December 31, 2024	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	Total Reportable Segments	All Other (1)	Consolidation Adjustments (2)	Consolidated Total
Revenues (3)	$446,043	$34,688	$49,925	$69,924	$600,580	$36,516	$(121,535)	$515,561
Property operating expenses (4)	(160,304)	(12,764)	(14,656)	(13,135)	(200,859)
Interest and other income	681	81	1	736	1,499
Segment net operating income	$286,420	$22,005	$35,270	$57,525	401,220
All other segment net operating income (1)					43,139
Consolidation adjustments (2)					(88,234)
Interest expense					(154,486)
Gain on sales of real estate assets					16,676
Other					(230)
Depreciation and amortization					(140,591)
General and administrative expense					(67,254)
Litigation settlement					553
Loss on extinguishment of debt					(819)
Loss on impairment					(1,461)
Gain on consolidation					26,727
Income tax provision					(1,055)
Equity in earnings of unconsolidated affiliates					22,932
Net income					$57,117

Year Ended December 31, 2023	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	Total Reportable Segments	All Other (1)	Consolidation Adjustments (2)	Consolidated Total
Revenues (3)	$468,138	$32,504	$50,634	$68,507	$619,783	$35,255	$(119,752)	$535,286
Property operating expenses (4)	(170,952)	(12,136)	(14,026)	(14,808)	(211,922)
Interest and other income	1,068	22	12	877	1,979
Segment net operating income	$298,254	$20,390	$36,620	$54,576	409,840
All other segment net operating income (1)					38,851
Consolidation adjustments (2)					(87,345)
Interest expense					(172,905)
Gain on sales of real estate assets					5,125
Other					(221)
Depreciation and amortization					(190,505)
General and administrative expense					(64,066)
Litigation settlement					2,310
Gain on extinguishment of debt					3,270
Gain on deconsolidation					47,879
Income tax provision					(894)
Equity in earnings of unconsolidated affiliates					11,865
Net income					$3,204

Year Ended December 31, 2022	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	Total Reportable Segments	All Other (1)	Consolidation Adjustments (2)	Consolidated Total
Revenues (3)	$495,736	$30,356	$54,493	$66,821	$647,406	$36,130	$(120,525)	$563,011
Property operating expenses (4)	(173,806)	(12,014)	(15,089)	(15,445)	(216,354)
Interest and other income	984	(14)	5	730	1,705
Segment net operating income	$322,914	$18,328	$39,409	$52,106	432,757
All other segment net operating income (1)					31,205
Consolidation adjustments (2)					(87,743)
Interest expense					(217,342)
Gain on sales of real estate assets					5,345
Other					(834)
Depreciation and amortization					(256,310)
General and administrative expense					(67,215)
Litigation settlement					304
Gain on extinguishment of debt					7,344
Loss on impairment					(252)
Gain on deconsolidation					36,250
Loss on available-for-sale securities					(39)
Reorganizations items, net					298
Income tax provision					(3,079)
Equity in earnings of unconsolidated affiliates					19,796
Net loss					$(99,515)
(1)
The All Other category includes outparcels, office buildings, hotels, corporate-level entities and the Management Company.
(2)
Consolidation adjustments represent the elimination of the Company's share of unconsolidated affiliates and the addition of the noncontrolling interests' share to reconcile to the amounts reported in the Company's consolidated statements of operations.
(3)
Management, development and leasing fees earned by the Management Company are included in the All Other category. See Note 3 for information on the Company’s revenues disaggregated by revenue source.
(4)
Property operating expenses include property operating, real estate taxes and maintenance and repairs, none of which represent significant segment expense.

NOTE 12. SUPPLEMENTAL AND NONCASH INFORMATION

The Company’s noncash investing and financing activities for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
Additions to real estate assets accrued but not yet paid	$16,395	$8,749	$9,242
Accrued dividends and distributions payable	—	—	70,058
Deconsolidation upon loss of control (1):
Decrease in real estate assets	—	(14,419)	(18,810)
Decrease in mortgage and other indebtedness	—	63,339	56,226
Decrease in operating assets and liabilities	—	6,409	5,686
Decrease in intangible lease and other assets	—	(7,450)	(6,852)
Settlement of mortgage debt obligations (2):
Decrease in mortgage and other indebtedness	—	3,270	3,857
Decrease in operating assets and liabilities	—	—	3,487
Conversion of exchangeable notes (3):
Decrease in mortgage and other indebtedness	—	—	150,000
Decrease in operating assets and liabilities	—	—	2,537
Increase in shareholders' equity	—	—	(152,537)
(1)
See Note 7 for more information.
(2)
See Note 8 for more information.
(3)
In February 2022, the Company issued 10,982,795 shares of common stock to holders of the exchangeable notes in satisfaction of principal, accrued interest and the make whole payment, and all the exchangeable notes were cancelled in accordance with the terms of the indenture.

NOTE 13. RELATED PARTY TRANSACTIONS

The Management Company provides management, development and leasing services to the Company’s unconsolidated affiliates and other affiliated partnerships. The Company recognized revenues for these services in the amount of $6,818, $7,169 and $6,449 for the years ended December 31, 2024, 2023 and 2022. Of these amounts, a portion comes from three unconsolidated affiliates in which an affiliate of the Company holds a significant interest.

NOTE 14. CONTINGENCIES

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

The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying consolidated balance sheets as of December 31, 2024 and 2023:

	As of December 31, 2024					Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership	Maximum Guaranteed Amount	Debt Maturity Date (1)	December 31, 2024	December 31, 2023
West Melbourne I, LLC - Phase I (2)	50%	$35,000	—	$—	Dec-2034	$—	$177
West Melbourne I, LLC - Phase II (2)	50%	10,000	—	—	Dec-2034	—	56
Port Orange I, LLC (3)	50%	44,498	50%	22,249	Feb-2025	222	236
Ambassador Infrastructure, LLC	65%	4,361	100%	4,361	Mar-2027	44	57
CBL-TRS Med OFC Holding, LLC (4)	50%	6,800	—	—	Jun-2030	—	19
Total guaranty liability						$266	$545
(1)
Excludes any extension options.
(2)
In November 2024, the existing loan was paid off using proceeds from a new loan secured by the property. The new loan does not contain a payment guaranty.
(3)
Subsequent to December 31, 2024, the loan was extended through February 2026. See Note 18.
(4)
In September 2024, construction was completed and the Company's full payment guaranty was released.

For the years ended December 31, 2024, 2023 and 2022 the Company evaluated each guaranty, listed in the table above, individually by looking at the debt service ratio, cash flow forecasts and the performance of each loan. The result of the analysis was that each loan is current. The Company did not record a credit loss related to the guarantees listed in the table above for the years ended December 31, 2024, 2023 and 2022.

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

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments. The estimated fair value of mortgage and other indebtedness was $2,110,154 and $1,806,486 at December 31, 2024 and 2023, respectively. The fair value was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently.

Fair Value Measurements on a Recurring Basis

The Company uses interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows. This analysis reflects the contractual terms of the interest rate swap, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company's derivative contracts for the effect of nonperformance risk, it has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. In accordance with ASU 2011-04, the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate swap fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate swap utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contract, which determination was based on the fair value of the individual contract, was not significant to the overall valuation. As a result, the Company's interest rate swap held as of December 31, 2024 and December 31, 2023 were classified as Level 2 of the fair value hierarchy.

The following table sets forth information regarding the Company's interest rate swap that was designated as a cash flow hedge of interest risk for the year ended December 31, 2024:

		Fair Value Measurements at Reporting Date Using
Asset	Fair Value at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap	$514	$—	$514	$—

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

During the year ended December 31, 2024, the Company has continued to reinvest the cash from maturing U.S. Treasury securities into new U.S. Treasury securities. The Company designated the U.S. Treasury securities as available-for-sale (“AFS”). The below table sets forth information regarding the Company’s AFS securities that were measured at fair value. Subsequent to December 31, 2024, the Company redeemed U.S. Treasury securities. See Note 18 for more information.

U.S. Treasury securities	December 31, 2024	December 31, 2023
Amortized cost (1)	$242,881	$261,869
Allowance for credit losses (2)	—	—
Total unrealized gain	267	273
Fair value (3)	$243,148	$262,142
(1)
The U.S. Treasury securities have maturities through December 2025.
(2)
U.S Treasury securities have a long history with no credit losses. Additionally, the Company notes that U.S Treasury securities are explicitly fully guaranteed by a sovereign entity that can print its own currency and that the sovereign entity’s currency is routinely held by central banks and other major financial institutions, is used in international commerce, and commonly viewed as a reserve currency, all of which quantitatively indicate that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. Therefore, the Company did not record expected credit losses for its U.S Treasury securities for the years ended December 31, 2024 and 2023.
(3)
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

Long-lived Assets Measured at Fair Value in 2024

During the year ended December 31, 2024, the Company sold two outparcels for less than each asset's carrying value and recorded impairment of $1,461.

See Note 5 for information regarding the fair value adjustments associated with the Company's acquisition of its partner's 50% joint venture interests in the CBL/T-C, LLC joint venture, which includes CoolSprings Galleria, Oak Park Mall and West County Center.

Long-lived Assets Measured at Fair Value in 2023

During the year ended December 31, 2023, the Company adjusted the negative equity in WestGate Mall and Alamance Crossing East to zero upon deconsolidation, which represents the estimated fair value of the Company's investment in these properties. See Note 7 for more information.

Long-lived Assets Measured at Fair Value in 2022

During the year ended December 31, 2022, the Company adjusted the negative equity in Greenbrier Mall to zero upon deconsolidation, which represented the estimated fair value of the Company’s investment in that property. See Note 7 for more information.

During the year ended December 31, 2022, the Company sold an outparcel at the Pavilion at Port Orange. Gross sales proceeds amounted to $1,660 and the transaction resulted in a loss on sale of $252.

NOTE 16. SHARE-BASED COMPENSATION

2021 Equity Incentive Plan

On November 10, 2021, the board of directors of the Company adopted the CBL & Associates Properties, Inc. 2021 Equity Incentive Plan (the “EIP”). The EIP authorizes the grant of equity awards to eligible participants based on the new common stock, in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards. Awards under the EIP may be granted to officers, employees, directors, consultants and independent contractors of the reorganized company. Initially, 3,222,222 shares of new common stock were available under the EIP. The initial amount of new common stock authorized for awards under the EIP is subject to an annual increase of a number of shares equal to 3% of the number of shares of new common stock issued and outstanding at the end of the relevant calendar year (beginning January 2023), or such lesser amount as the board of directors may determine. Pursuant to this provision, the board of directors approved an increase of 953,403 shares in January 2023 and determined that no additional shares would be added in January 2024 and January 2025. As of December 31, 2024, there were 2,829,138 shares available under the EIP. The Plan is administered by the compensation committee of the board of directors, which determines the participants who will be granted awards under the EIP and the terms and conditions of EIP awards.

In accordance with the provisions of ASU 2016-09, which are designed to simplify the accounting for share-based payments transactions, the Company accounts for forfeitures of share-based payments as they occur rather than estimating them in advance.

Restricted Stock Awards

Restricted stock awards granted to the Company’s executive officers vest annually over a three-year or four-year period as defined in the award. Restricted stock awards granted to the Company’s non-executive officers vest annually over a three-year period. Restricted stock awards granted to the Company’s non-employee directors vest over a one-year period, with restrictions expiring each January. The grantee generally has all the rights of a stockholder during the vesting/restricted period, including the right to receive dividends on the same basis and at the same rate as all other outstanding shares of common stock and the right to vote such shares on any matter on which holders of the Company’s common stock are entitled to vote. The shares generally are not transferable during the restricted period, except for any transfers which may be required by law.

A summary of the status of the Company’s nonvested restricted stock awards as of December 31, 2024, and changes during the year ended December 31, 2024, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value Per Share
Unvested at January 1, 2024	590,953	$27.02
Granted	169,454	$24.48
Vested	(269,543)	$27.13
Unvested at December 31, 2024	490,864	$26.08

Compensation expense is recognized on a straight-line basis over the requisite service period. The share-based compensation cost related to restricted stock awards was $8,305, $7,343 and $7,400 for the years ended December 31, 2024, 2023 and 2022, respectively. Share-based compensation cost capitalized as part of real estate assets was $133 for the year ended December 31, 2024. Share-based compensation cost resulting from share-based awards is recorded at the Management Company, which is a taxable entity.

The total grant-date fair value of restricted stock awards granted during the years ended December 31, 2024, 2023 and 2022 was $4,148, $10,086 and $3,095, respectively. The total fair value of restricted stock awards that vested during the years ended December 31, 2024, 2023 and 2022 was $7,720, $11,090 and $5,306, respectively.

As of December 31, 2024, there was $9,287 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the EIP, which is expected to be recognized over a weighted-average period of 1.3 years.

Performance Stock Unit Awards

In February 2022, the compensation committee approved the terms of new awards of PSUs. The PSUs are earned over a four-year performance period aligned with fiscal years 2022 (includes the period from November 1, 2021 through December 31, 2021) through 2025, with one-quarter of the PSUs assigned to each fiscal year within the four-year performance period. The number of PSUs earned for each fiscal year within the four-year performance period will be determined based on the achievement of both (i) a quantitative total market return goal and (ii) a Company-specific stated goal, for such fiscal year.

In February 2023, the compensation committee established a long-term incentive program (“LTIP”) under the EIP. The 2023 LTIP awards approved by the compensation committee consist of both a PSU component (55% - 60% of the LTIP award) and a restricted stock award component (40% - 45% of the LTIP award). The amount of common stock that may be issued for the PSU component upon the conclusion of the applicable three-year performance period will be determined by two measures: (i) a portion (40%) of the number of shares issued will be determined based on the Company’s achievement of specified levels of long-term relative total stockholder return (“TSR”) performance (stock price appreciation plus aggregate dividends) versus the Retail Sector Component (excluding companies comprising the Free-Standing Subsector) of the FTSE NAREIT All Equity REIT Index, provided that at least a “Threshold” level must be attained for any shares to be received, and (ii) a portion (60%) of such number of shares issued will be determined based on the Company’s absolute TSR performance over such period, provided again that at least a “Threshold” level must be attained for any shares to be received. The restricted stock award component consists of time-vesting restricted stock, of which a third of the award vests annually over the three-year performance period. The 2024 LTIP awards approved by the compensation committee consist of both a PSU component (60% - 70% of the LTIP award) and a restricted stock award component (30% - 40% of the LTIP award). The amount of common stock that may be issued for the PSU component upon the conclusion of the applicable three-year performance period will be determined by two measures: (i) a portion (30%) of the number of shares issued will be determined based on the Company’s achievement of specified levels of long-term relative TSR performance (stock price appreciation plus aggregate dividends) versus the Retail Sector Component (excluding companies comprising the Free-Standing Subsector) of the FTSE NAREIT All Equity REIT Index, provided that at least a “Threshold” level must be attained for any shares to be received, and (ii) a portion (70%) of such number of shares issued will be determined based on the

Company’s absolute TSR performance over such period, provided again that at least a “Threshold” level must be attained for any shares to be received. The restricted stock award component consists of time-vesting restricted stock, of which a third of the award vests annually over the three-year performance period.

Compensation cost for the PSUs granted in February 2023 and February 2024 is recognized on a straight-line basis over the service period since it is longer than the performance period. The resulting expense is recorded regardless of whether any PSU awards are earned as long as the required service period is met. For the PSUs granted in February 2022, each quarter, management assesses the probability that the measures associated with the Company's outstanding PSU awards will be attained. The Company begins recognizing compensation expense on a straight-line basis over the remaining service period once the PSU award measures are deemed probable of achievement. Share-based compensation expense related to the 2022, 2023 and 2024 PSUs granted under the EIP was $6,490, $5,639 and 4,485 for the years ended December 31, 2024, 2023 and 2022, respectively. The unrecognized compensation expense related to the 2022, 2023 and 2024 PSUs was $10,434 as of December 31, 2024, which is expected to be recognized over a weighted-average period of 1.9 years.

A summary of the status of the Company’s outstanding PSU awards as of December 31, 2024, and changes during the year ended December 31, 2024, are presented below:

	PSUs	Weighted- Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2024	563,581	$28.65
2024 PSUs granted	169,420	$24.30
Incremental PSUs granted (1)	49,248	$24.58
Vested	(210,962)	$24.67
Outstanding at December 31, 2024	571,287	$28.48
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

The following table summarizes the assumptions used in the Monte Carlo simulation pricing model related to the Company’s PSUs:

	2024 PSUs	2023 PSUs	2022 PSUs
Grant date	February 7, 2024	February 17, 2023	February 16, 2022
Fair value per share on valuation date (1)	$24.30	$38.79	$24.67
Risk-free interest rate (2)	4.19%	4.37%	1.85%
Expected share price volatility (3)	40.00%	62.50%	65.00%
(1)
The value of the PSU awards are estimated on the date of grant using a Monte Carlo simulation model. For the 2023 and 2024 PSUs, the valuation consists of computing the fair value using CBL's simulated stock price as well as TSR over a three-year performance period. The award is modeled as a contingent claim in that the expected return on the underlying shares is risk-free and the rate of discounting the payoff of the award is also risk-free. The weighted-average fair value per share related to the 2024 PSUs consists of 50,825 PSUs at a fair value of $29.38 per share (which relates to the relative TSR) and 118,595 PSUs at a fair value of $22.12 per share (which relates to absolute TSR). The weighted-average fair value per share related to the 2023 PSUs consists of 63,114 shares at a fair value of $40.64 per share (which relates to the relative TSR) and 94,675 shares at a fair value of $37.55 per share (which relates to absolute TSR). For the 2022 PSUs, the valuation consists of computing the fair value using CBL's simulated stock price as well as TMR for each performance period. The award is modeled as a contingent claim in that the expected return on the underlying shares is risk-free and the rate of discounting the payoff of the award is also risk-free.
(2)
The risk-free interest rate was based on the yield curve on zero-coupon U.S. Treasury securities in effect as of the valuation date, which is the grant date listed above.
(3)
For the 2024 PSUs, the computation of expected volatility was based on the historical volatility of CBL's shares of common stock for a trading period equal to the time from the grant date to the end of the performance period. Since the performance period exceeds CBL's trading history, volatility indications of comparable public companies were also considered. For the 2023 PSUs, the computation of expected volatility was based on the historical volatility of CBL's shares of common stock based on annualized daily total continuous returns over a three-year period and implied volatility data based on the trailing month average of daily implied volatilities implied by stock call option contracts that were both closest to the terms shown and closest to the money. For the 2022 PSUs, the computation of expected volatility was based on the historical volatility of the share prices of comparable, publicly traded companies and given the Company's risk profile and leverage relative to the comparable, publicly traded companies. The Company's historical volatility was not relied upon given the Company's limited trading history since its emergence from bankruptcy on November 1, 2021.

NOTE 17. EMPLOYEE BENEFIT PLANS

401(k) Plan

The Management Company maintains a 401(k) profit sharing plan, which is qualified under Section 401(a) and Section 401(k) of the Internal Revenue Code to cover employees of the Management Company. All employees who have attained the age of 21 and have completed at least two months of service are eligible to participate in the plan. The plan provides for employer matching contributions on behalf of each participant equal to 50% of the portion of such participant’s contribution that does not exceed 2.5% of such participant’s annual gross salary for the plan year. Additionally, the Management Company has the discretion to make additional profit-sharing-type contributions not related to participant elective contributions. Total contributions by the Management Company for the years ended December 31, 2024, 2023 and 2022, were $903, $890 and $823, respectively.

NOTE 18. SUBSEQUENT EVENTS

In January 2025, the Company acquired four Macy's stores for $6,156, which include land, buildings and improvements, for future redevelopment at the respective properties.

In January 2025, the Company sold Monroeville Mall and the Annex at Monroeville for $34,000. A portion of the proceeds from the sale were used to paydown the open-air centers and outparcels loan by $7,323.

During 2025, the Company redeemed $31,756 in U.S. Treasury securities and purchased $32,374 in new U.S. Treasury securities with maturities through February 2026.

On February 12, 2025, the Company's board of directors declared a $0.40 per share regular quarterly dividend for the first quarter of 2025. Additionally, the Company's board of directors declared a special dividend of $0.80 per share of common stock, which is payable in cash on March 31, 2025, to shareholders of record as of March 13, 2025. The special dividend was made to ensure that we met the minimum requirement to maintain our status as a REIT.

In February 2025, the Company sold Imperial Valley Mall for $38,100. Imperial Valley Mall served as collateral under the secured term loan. Net proceeds from the sale were used to partially fund a paydown of $41,116 on the secured term loan.

In February 2025, the Company and its joint venture partner exercised the one-year extension option on the loan secured by The Pavilion at Port Orange, which extends the maturity date through February 2026.

Schedule III

CBL & ASSOCIATES PROPERTIES, INC.

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

At December 31, 2024

(In thousands)

			Initial Cost (1)					Gross Carry Amounts at Close of Period
Description /Location	Encumbrances (2)		Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Fresh Start Adjustments	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
OPERATING PROPERTIES
840 Greenbrier Circle Chesapeake, VA	$—		$2,096	$3,091	$2,127	$—	$(1,626)	$1,387	$4,301	$5,688	$(657)	2007
Alamance Crossing West Burlington, NC	18,233		8,344	19,549	240	(3,962)	(11,969)	6,242	5,960	12,202	(1,366)	2007
Arbor Place Atlanta (Douglasville), GA	89,711		8,508	95,088	29,201	—	(89,396)	3,050	40,351	43,401	(9,469)	1998-1999
Brookfield Square Brookfield, WI	—		8,996	78,533	99,969	(5,208)	(146,235)	10,284	25,771	36,055	(9,394)	2001
CBL Center Chattanooga, TN	—		1,332	24,675	2,816	—	(17,030)	3,081	8,712	11,793	(1,740)	2001
CBL Center II Chattanooga, TN	—		22	13,648	1,823	—	(9,880)	965	4,648	5,613	(631)	2008
CherryVale Mall Rockford, IL	—	(5)	11,892	64,117	56,299	(1,667)	(113,543)	5,360	11,738	17,098	(4,955)	2001
CoolSprings Crossing Nashville, TN	17,447		2,803	14,985	(2,802)	—	(10,291)	2,969	1,726	4,695	(660)	1991-1993
Coolsprings Galleria Nashville, TN	137,193		21,333	133,501	—	—	—	21,333	133,501	154,834	(177)	2024
Courtyard at Hickory Hollow Nashville, TN	4,515		3,314	2,771	482	(231)	(1,181)	1,844	3,311	5,155	(609)	1998
Cross Creek Mall Fayetteville, NC	85,719		19,155	104,378	33,989	—	(49,534)	4,372	103,616	107,988	(20,425)	2003
Dakota Square Mall Minot, ND	—		4,552	87,625	27,902	—	(96,630)	5,179	18,270	23,449	(4,159)	2012
East Towne Mall Madison, WI	—	(5)	4,496	63,867	64,228	(909)	(123,012)	4,413	4,257	8,670	(2,872)	2002
Eastland Mall Bloomington, IL	—		5,746	75,893	(71,130)	(753)	(5,600)	1,921	2,235	4,156	(840)	2005
Fayette Mall Lexington, KY	110,680		25,205	84,256	112,307	—	(87,361)	11,203	123,204	134,407	(19,082)	2001
Frontier Mall Cheyenne, WY	—	(5)	2,681	15,858	21,959	(83)	(31,588)	3,715	5,112	8,827	(1,844)	1984-1985
Frontier Square Cheyenne, WY	2,882		346	684	1,056	(86)	612	904	1,708	2,612	(304)	1985
Gunbarrel Pointe Chattanooga, TN	16,468		4,170	10,874	4,994	—	(5,974)	8,099	5,965	14,064	(1,066)	2000
Hamilton Corner Chattanooga, TN	16,638		630	5,532	8,646	—	(2,368)	4,981	7,459	12,440	(1,245)	1986-1987

Schedule III

CBL & ASSOCIATES PROPERTIES, INC.

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

At December 31, 2024

(In thousands)

			Initial Cost (1)					Gross Carry Amounts at Close of Period
Description /Location	Encumbrances (2)		Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Fresh Start Adjustments	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
Hamilton Crossing Chattanooga, TN	$11,688		$4,014	$5,906	$7,412	$(1,370)	$(5,550)	$5,300	$5,112	$10,412	$(1,014)	1987
Hamilton Place Chattanooga, TN	89,197		3,532	42,619	55,588	(2,933)	(35,984)	9,091	53,731	62,822	(11,213)	1986-1987
Hanes Mall Winston-Salem, NC	—	(5)	17,176	133,376	51,375	(1,767)	(147,963)	13,968	38,229	52,197	(8,247)	2001
Harford Annex Bel Air, MD	13,069		3,117	9,718	1,312	—	(2,430)	3,117	8,600	11,717	(1,217)	2003
Harford Mall Bel Air, MD	—		8,699	45,704	17,929	—	(65,736)	4,582	2,014	6,596	(898)	2003
Jefferson Mall Louisville, KY	51,323		13,125	40,234	28,371	(521)	(70,099)	4,625	6,485	11,110	(2,793)	2001
Kirkwood Mall Bismarck, ND	—	(5)	3,368	118,945	43,131	(2,394)	(126,278)	8,114	28,658	36,772	(5,683)	2012
The Landing at Arbor Place Atlanta (Douglasville), GA	5,720		7,238	14,330	3,193	(2,242)	(18,627)	1,587	2,305	3,892	(841)	1998-1999
Laurel Park Place Livonia, MI	—		13,289	92,579	(98,075)	—	(3,630)	751	3,412	4,163	(1,361)	2005
Mall del Norte Laredo, TX	—	(5)	21,734	142,049	58,779	(149)	(148,232)	13,875	60,306	74,181	(12,369)	2004
Mayfaire Town Center Wilmington, NC	—	(5)	26,333	101,087	27,138	—	(107,804)	7,165	39,589	46,754	(9,215)	2015
Meridian Mall Lansing, MI	—		2,797	103,678	64,173	—	(150,764)	8,573	11,311	19,884	(4,099)	1998
Mid Rivers Mall St. Peters, MO	—		16,384	170,582	(134,754)	(4,174)	(27,787)	9,191	11,060	20,251	(4,059)	2007
Northgate Mall Chattanooga, TN	—	(5)	2,330	8,960	24,505	(492)	(23,815)	3,413	8,075	11,488	(1,866)	2011
Northpark Mall Joplin, MO	—		9,977	65,481	39,470	—	(99,164)	7,084	8,680	15,764	(3,469)	2004
Northwoods Mall North Charleston, SC	50,745		14,867	49,647	32,216	(2,339)	(52,958)	9,402	32,031	41,433	(8,570)	2001
Oak Park Mall Overland Park, KS	251,448		28,207	100,879	—	—	—	28,207	100,879	129,086	—	2024
Old Hickory Mall Jackson, TN	—		15,527	29,413	(32,541)	(362)	(9,431)	800	1,806	2,606	(930)	2001
The Outlet Shoppes at Gettysburg Gettysburg, PA	19,877		20,779	22,180	(27,240)	(2,394)	(47)	7,822	5,456	13,278	(2,112)	2012
The Outlet Shoppes at Laredo Laredo, TX	32,580		11,000	97,353	(62,797)	(2,394)	(26,318)	3,741	13,103	16,844	(2,162)	2017
Parkdale Corner Beaumont, TX	4,113		1,255	2,657	1	—	(896)	1,305	1,712	3,017	(311)	2002
Parkdale Mall and Crossing Beaumont, TX	53,471		22,060	29,842	(4,741)	(874)	(21,766)	11,364	13,157	24,521	(4,819)	2001
Parkway Place Huntsville, AL	—		6,364	67,067	10,503	—	(43,144)	10,067	30,723	40,790	(6,452)	2010

Schedule III

CBL & ASSOCIATES PROPERTIES, INC.

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

At December 31, 2024

(In thousands)

			Initial Cost (1)					Gross Carry Amounts at Close of Period
Description /Location	Encumbrances (2)		Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Fresh Start Adjustments	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
Pearland Office Pearland, TX	$—	(5)	$—	$7,849	$2,472	$—	$(3,210)	$—	$7,111	$7,111	$(1,811)	2009
Pearland Town Center Pearland, TX	—	(5)	16,300	108,615	25,674	(857)	(106,531)	16,896	26,305	43,201	(6,532)	2008
The Plaza at Fayette Lexington, KY	23,263		9,531	27,646	1,340	—	(28,520)	2,527	7,470	9,997	(3,304)	2006
Post Oak Mall College Station, TX	—	(5)	3,936	48,948	17,395	(327)	(52,738)	6,028	11,186	17,214	(3,151)	1984-1985
The Promenade D'lberville D'lberville, MS	—		16,278	48,806	28,221	(706)	(53,513)	8,728	30,358	39,086	(8,693)	2009
Richland Mall Waco, TX	—	(5)	9,874	34,793	25,256	(1,225)	(44,167)	8,793	15,738	24,531	(4,175)	2002
The Shoppes at Hamilton Place Chattanooga, TN	19,023		5,837	16,326	1,501	—	(10,827)	5,062	7,775	12,837	(1,920)	2003
The Shoppes at St. Clair Square Fairview Heights, IL	16,641		8,250	23,623	739	(5,044)	(19,688)	2,783	5,097	7,880	(912)	2007
South County Center St. Louis, MO	—		15,754	159,249	2,824	—	(160,681)	11,165	5,981	17,146	(3,252)	2007
Southaven Towne Center Southaven, MS	—	(5)	14,315	29,380	2,461	—	(27,929)	10,163	8,064	18,227	(1,741)	2005
Southpark Mall Colonial Heights, VA	49,634		9,501	73,262	32,365	—	(102,613)	4,193	8,322	12,515	(1,931)	2003
St. Clair Square Fairview Heights, IL	—		11,027	75,620	36,179	—	(82,113)	8,150	32,563	40,713	(7,307)	1996
Stroud Mall Stroudsburg, PA	—		14,711	23,936	(24,208)	—	(5,698)	2,942	5,799	8,741	(2,186)	1998
Sunrise Commons Brownsville, TX	8,565		1,013	7,525	2,123	—	(2,845)	3,504	4,312	7,816	(806)	2003
Sunrise Mall Brownsville, TX	—	(5)	11,156	59,047	16,287	—	(45,064)	14,999	26,427	41,426	(10,038)	2003
The Terrace Chattanooga, TN	17,651		4,166	9,929	11,281	—	(9,404)	8,982	6,990	15,972	(1,350)	1997
Turtle Creek Mall Hattiesburg, MS	—	(5)	2,345	26,418	18,738	—	(26,937)	3,977	16,587	20,564	(5,300)	1993-1995
Valley View Mall Roanoke, VA	—	(5)	15,985	77,771	23,403	—	(89,309)	9,499	18,351	27,850	(4,698)	2003
Volusia Mall Daytona Beach, FL	35,033		2,526	120,242	22,065	(222)	(128,334)	10,856	5,421	16,277	(2,499)	2004
West County Center Des Peres, MO	144,736		11,634	96,736	—	—	—	11,634	96,736	108,370	—	2024
West Towne Crossing Madison, WI	20,039		1,784	2,955	7,777	—	4,227	5,831	10,912	16,743	(1,388)	1998

Schedule III

CBL & ASSOCIATES PROPERTIES, INC.

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

At December 31, 2024

(In thousands)

			Initial Cost (1)					Gross Carry Amounts at Close of Period
Description /Location	Encumbrances (2)		Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Fresh Start Adjustments	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
West Towne Mall Madison, WI	—	(5)	8,912	83,084	49,701	—	(84,533)	14,623	42,541	57,164	(10,070)	2002
WestGate Crossing Spartanburg, SC	$7,651		$1,082	$3,422	$7,886	$—	$(5,426)	$2,047	$4,917	$6,964	$(1,011)	1997
Westmoreland Crossing Greensburg, PA	—	(5)	2,898	21,167	9,415	—	(23,389)	3,119	6,972	10,091	(4,993)	2002
Westmoreland Mall Greensburg, PA	—	(5)	4,621	84,215	35,436	(1,240)	(107,620)	6,389	9,023	15,412	(4,549)	2002
York Galleria York, PA	—		5,757	63,316	23,421	—	(84,499)	1,767	6,228	7,995	(2,993)	1995
OUTPARCELS:							—			—
Outparcel properties	176,588		75,758	108,873	13,244	(2,394)	13,336	129,050	79,767	208,817	(11,980)	Various
Developments in progress consisting of construction and development properties	—		—	—	5,817	—	—	—	5,817	5,817	—	Various
TOTAL OPERATING PROPERTIES	$1,601,541		$693,744	$3,835,964	$897,867	$(49,319)	$(3,279,054)	$588,153	$1,511,049	$2,099,202	$(283,785)

Held-for-sale
Annex at Monroeville Pittsburgh, PA	—		—	29,496	671	—	(25,862)	1,454	2,851	4,305	(1,555)	2004
Imperial Valley Mall El Centro, CA	—	(5)	35,378	71,753	11,211	(2,394)	(92,019)	9,966	13,963	23,929	(4,439)	2012
Monroeville Mall Pittsburgh, PA	4,868		22,911	177,214	(131,953)	—	(36,624)	13,793	17,755	31,548	(6,855)	2004
Total held-for-sale	$4,868		$58,289	$278,463	$(120,071)	$(2,394)	$(154,505)	$25,213	$34,569	$59,782	$(12,849)
DISPOSITIONS:
Layton Hills Mall Layton, UT	—		20,464	99,836	(13,270)	(32,062)	(74,968)	—	—	—	—	2005
Layton Convenience Center Layton, UT	—		—	8	3,301	(5,256)	1,947	—	—	—	—	2005
Layton Hills Plaza Layton, UT	—		—	2	1,115	(2,360)	1,243	—	—	—	—	2005
Total Dispositions	$-		$20,464	$99,846	$(8,854)	$(39,678)	$(71,778)	$-	$-	$-	$-

(1)
Initial cost represents the total cost capitalized including carrying cost at the end of the first fiscal year in which the property opened or was acquired.
(2)
Encumbrances represent the outstanding balance of the mortgage and other indebtedness balance at December 31, 2024, excluding debt discounts, if applicable.
(3)
The aggregate cost of land and buildings and improvements for federal income tax purposes is approximately $7.252 billion.
(4)
Depreciation for all properties is computed over the useful life which is generally 30 years for buildings, 10 - 20 years for certain improvements and 5 - 10 years for equipment and fixtures.
(5)
Encumbered by the secured term loan.

Schedule III

CBL & ASSOCIATES PROPERTIES, INC.

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

At December 31, 2024

(In thousands)

The changes in real estate assets and accumulated depreciation for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	As of December 31,
	2024	2023	2022
REAL ESTATE ASSETS:
Balance at beginning of period	$1,810,145	$1,800,888	$1,789,055
Additions during the period:
Additions and improvements	43,514	42,267	37,080
Acquisitions of real estate assets	387,110	—	5,766
Deductions during the period:
Disposals, deconsolidations and accumulated depreciation on impairments	(81,590)	(33,010)	(30,752)
Transfers from real estate assets	(59,977)	—	(261)
Balance at end of period	$2,099,202	$1,810,145	$1,800,888

ACCUMULATED DEPRECIATION:
Balance at beginning of period	$228,034	$136,901	$19,937
Depreciation expense	87,063	104,153	123,695
Transfers from real estate assets	(12,780)	—	15
Accumulated depreciation on real estate assets sold, retired, deconsolidated or impaired	(18,532)	(13,020)	(6,746)
Balance at end of period	$283,785	$228,034	$136,901

EXHIBIT INDEX

Exhibit Number	Description
2.1	Chapter 11 Plan of Reorganization, dated as of December 29, 2020 (incorporated by reference from the Company’s Current Report on Form 8-K, filed on December 30, 2020).

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

10.2.3	CBL & Associates Properties, Inc. 2021 Equity Incentive Plan† (incorporated by reference from the Company's Current Report on Form 8-K, filed on November 16, 2021).

10.2.4

Form of Executive Officer Time-Vested Award Stock Restriction Agreement under CBL & Associates Properties, Inc. 2021 Equity Incentive Plan† (incorporated by reference from the Company's Current Report on Form 8-K, filed on December 21, 2021).

Exhibit Number	Description
10.2.5

Form of 2022 Performance Stock Unit Award Agreement under CBL & Associates Properties, Inc. 2021 Equity Incentive Plan† (incorporated by reference from the Company's Current Report on Form 8-K, filed on February 23, 2022).

10.2.6

2023 Long Term Incentive Plan under CBL & Associates Properties, Inc. 2021 Equity Incentive Plan † (incorporated by reference from the Company's Current Report on Form 8-K, filed on February 22, 2023).

10.2.7

Form of 2023 LTIP Performance Stock Unit Award Agreement under CBL & Associates Properties, Inc. 2021 Equity Incentive Plan † (incorporated by reference from the Company's Current Report on Form 8-K, filed on February 22, 2023).

10.2.8

Form of 2023 LTIP Stock Restriction Agreement under CBL & Associates Properties, Inc. 2021 Equity Incentive Plan † (incorporated by reference from the Company's Current Report on Form 8-K, filed on February 22, 2023).

10.2.9

Form of Non-Employee Director Annual Award Stock Restriction Agreement under CBL & Associates Properties, Inc. 2021 Equity Incentive Plan † (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 1, 2023).

10.2.10

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

10.2.12

2024 Long Term Incentive Plan Under CBL & Associates Properties, Inc. 2021 Equity Incentive Plan † (incorporated by reference from the Company's Current Report on Form 8-K, filed on February 13, 2024).

10.2.13

Form of 2024 LTIP Performance Stock Unit Award Agreement under CBL & Associates Properties, Inc. 2021 Equity Incentive Plan † (incorporated by reference from the Company's Current Report on Form 8-K, filed on February 13, 2024).

10.2.14

Form of 2024 LTIP Stock Restriction Agreement under CBL & Associates Properties, Inc. 2021 Equity Incentive Plan † (incorporated by reference from the Company's Current Report on Form 8-K, filed on February 13, 2024).

10.2.15

CBL & Associates Properties, Inc. Named Executive Officer Annual Incentive Compensation Plan (AIP) (Fiscal Year 2025) † (incorporated by reference from the Company's Current Report on Form 8-K, filed on February 18, 2025).

10.2.16

2025 Long Term Incentive Plan under CBL & Associates Properties, Inc. 2021 Equity Incentive Plan † (incorporated by reference from the Company's Current Report on Form 8-K, filed on February 18, 2025).

10.2.17

Form of 2025 LTIP Performance Stock Unit Award Agreement under CBL & Associates Properties, Inc. 2021 Equity Incentive Plan † (incorporated by reference from the Company's Current Report on Form 8-K, filed on February 18, 2025).

10.2.18

Form of 2025 LTIP Stock Restriction Agreement under CBL & Associates Properties, Inc. 2021 Equity Incentive Plan † (incorporated by reference from the Company's Current Report on Form 8-K, filed on February 18, 2025).

Exhibit Number	Description

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

Exhibit Number	Description
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

19	CBL & Associates Properties, Inc. Insider Trading Policy

21	Subsidiaries of CBL & Associates Properties, Inc.

23	Consent of Deloitte & Touche LLP.

24	Power of Attorney

31.1	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97

CBL & Associates Properties, Inc. Amended and Restated Clawback Policy (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed February 29, 2024).

Exhibit Number	Description
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (Filed herewith.)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents. (Filed herewith.)

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*). (Filed herewith.)

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

Dated: March 3, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Contis*	Chairman of the Board	March 3, 2025
David J. Contis

/s/ Stephen D. Lebovitz	Director and Chief Executive Officer (Principal Executive Officer)	March 3, 2025
Stephen D. Lebovitz

/s/ Benjamin W. Jaenicke	Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2025
Benjamin W. Jaenicke

/s/ Marjorie L. Bowen*	Director	March 3, 2025
Marjorie L. Bowen

/s/ David M. Fields*	Director	March 3, 2025
David M. Fields
/s/ Jeffrey Kivitz*	Director	March 3, 2025
Jeffrey Kivitz
/s/ Robert G. Gifford*	Director	March 3, 2025
Robert G. Gifford
/s/ Michael A. Torres*	Director	March 3, 2025
Michael A. Torres

*By: /s/ Benjamin W. Jaenicke	Attorney-in-Fact	March 3,2025
Benjamin W. Jaenicke