Form 10-Q
period 2025-03-31
CBL & ASSOCIATES PROPERTIES INC
filed 2025-05-05
CIK 910612

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

As of April 30, 2025, 30,935,677 shares of common stock were outstanding, excluding 34 treasury shares.

CBL & Associates Properties, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1: Condensed Consolidated Financial Statements (Unaudited)

CBL & Associates Properties, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
ASSETS (1)	2025	2024
Real estate assets:
Land	$592,056	$588,153
Buildings and improvements	1,512,377	1,505,232
	2,104,433	2,093,385
Accumulated depreciation	(303,946)	(283,785)
	1,800,487	1,809,600
Held-for-sale	—	56,075
Developments in progress	6,381	5,817
Net investment in real estate assets	1,806,868	1,871,492
Cash and cash equivalents	29,822	40,791
Restricted cash	93,325	112,938
Available-for-sale securities - at fair value (amortized cost of $246,216 and $242,881 as of March 31, 2025 and December 31, 2024, respectively)	246,290	243,148
Receivables:
Tenant	37,876	45,594
Other	2,618	2,356
Investments in unconsolidated affiliates	84,121	83,465
In-place leases, net	167,852	186,561
Intangible lease assets and other assets	155,742	160,846
	$2,624,514	$2,747,191
LIABILITIES AND EQUITY
Mortgage and other indebtedness, net	$2,150,562	$2,212,680
Accounts payable and accrued liabilities	190,190	221,647
Total liabilities (1)	2,340,752	2,434,327
Shareholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized, 30,935,677 and 30,711,227 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively (in each case, excluding 34 treasury shares)	31	31
Additional paid-in capital	694,855	694,566
Accumulated other comprehensive income	307	782
Accumulated deficit	(400,167)	(371,833)
Total shareholders' equity	295,026	323,546
Noncontrolling interests	(11,264)	(10,682)
Total equity	283,762	312,864
	$2,624,514	$2,747,191
(1)
As of March 31, 2025, includes $168,625 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $208,932 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. See Note 8.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
REVENUES:
Rental revenues	$137,360	$124,027
Management, development and leasing fees	1,317	1,905
Other	3,091	3,185
Total revenues	141,768	129,117
EXPENSES:
Property operating	(25,878)	(23,827)
Depreciation and amortization	(45,541)	(38,040)
Real estate taxes	(15,731)	(9,269)
Maintenance and repairs	(13,466)	(9,938)
General and administrative	(20,707)	(20,414)
Loss on impairment	—	(836)
Litigation settlement	—	68
Total expenses	(121,323)	(102,256)
OTHER INCOME (EXPENSES):
Interest and other income	3,468	4,004
Interest expense	(44,225)	(39,812)
Loss on extinguishment of debt	(217)	—
Gain on sales of real estate assets	21,532	3,721
Income tax benefit	471	158
Equity in earnings of unconsolidated affiliates	6,913	4,594
Total other expenses, net	(12,058)	(27,335)
Net income (loss)	8,387	(474)
Net (income) loss attributable to noncontrolling interests in:
Operating Partnership	(6)	—
Other consolidated subsidiaries	408	524
Net income attributable to the Company	8,789	50
Earnings allocable to unvested restricted stock	(577)	(259)
Net income (loss) attributable to common shareholders	$8,212	$(209)
Basic and diluted per share data attributable to common shareholders:
Basic earnings per share	$0.27	$(0.01)
Diluted earnings per share	0.27	(0.01)
Weighted-average basic shares	30,419	31,546
Weighted-average diluted shares	30,709	31,546

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$8,387	$(474)

Other comprehensive income (loss):
Unrealized (loss) gain on interest rate swap	(281)	462
Unrealized loss on available-for-sale securities	(194)	(346)
Total other comprehensive (loss) income	(475)	116
Comprehensive income (loss)	7,912	(358)
Comprehensive (income) loss attributable to noncontrolling interests in:
Operating Partnership	(6)	—
Other consolidated subsidiaries	408	524
Comprehensive income attributable to the Company	8,314	166
Earnings allocable to unvested restricted stock	(577)	(259)
Comprehensive income (loss) attributable to common shareholders	$7,737	$(93)

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Equity

(In thousands, except share data)

(Unaudited)

	Equity
	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2023	$32	$719,125	$610	$(380,446)	$339,321	$(8,704)	$330,617
Net income (loss)	—	—	—	50	50	(524)	(474)
Other comprehensive income	—	—	116	—	116	—	116
Dividends declared - common stock	—	—	—	(12,870)	(12,870)	—	(12,870)
Issuance of 145,352 shares of restricted common stock	—	—	—	—	—	—	—
Issuance of 164,837 share of common stock associated with performance stock units, net of shares withheld for tax	—	(769)	—	—	(769)	—	(769)
Distributions to noncontrolling interests	—	—	—	—	—	(133)	(133)
Amortization of deferred compensation	—	2,012	—	—	2,012	—	2,012
Compensation expense related to performance stock units	—	1,667	—	—	1,667	—	1,667
Cancellation of 12,484 shares of restricted common stock	—	(292)	—	—	(292)	—	(292)
Repurchase of 239,411 shares of common stock	—	(5,037)	—	—	(5,037)	—	(5,037)
Contributions from noncontrolling interests	—	—	—	—	—	13	13
Balance, March 31, 2024	$32	$716,706	$726	$(393,266)	$324,198	$(9,348)	$314,850

	Equity
	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2024	$31	$694,566	$782	$(371,833)	$323,546	$(10,682)	$312,864
Net income (loss)	—	—	—	8,789	8,789	(402)	8,387
Other comprehensive loss	—	—	(475)	—	(475)	—	(475)
Dividends declared - common stock	—	—	—	(37,123)	(37,123)	—	(37,123)
Issuance of 132,466 shares of restricted common stock	—	—	—	—	—	—	—
Issuance of 128,368 shares of common stock associated with performance stock units, net of shares withheld for tax	—	(2,548)	—	—	(2,548)	—	(2,548)
Distributions to noncontrolling interests	—	—	—	—	—	(183)	(183)
Amortization of deferred compensation	—	2,156	—	—	2,156	—	2,156
Compensation expense related to performance stock units	—	1,834	—	—	1,834	—	1,834
Cancellation of 36,384 shares of restricted common stock	—	(1,150)	—	—	(1,150)	—	(1,150)
Adjustment for noncontrolling interests	—	(3)	—	—	(3)	3	—
Balance, March 31, 2025	$31	$694,855	$307	$(400,167)	$295,026	$(11,264)	$283,762

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,387	$(474)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	45,541	38,040
Net amortization of deferred financing costs, discounts on available-for-sale securities and debt discounts	7,647	2,459
Net amortization of intangible lease assets and liabilities	3,704	3,449
Gain on sales of real estate assets	(21,532)	(3,721)
Gain on insurance proceeds	(65)	—
Share-based compensation expense	3,990	3,679
Loss on impairment	—	836
Loss on extinguishment of debt	217	—
Equity in earnings of unconsolidated affiliates	(6,913)	(4,594)
Distributions of earnings from unconsolidated affiliates	4,535	3,692
Change in estimate of uncollectable revenues	559	1,522
Change in deferred tax accounts	2,575	1,331
Changes in:
Tenant and other receivables	8,346	(356)
Other assets	(7,015)	(4,295)
Accounts payable and accrued liabilities	(18,297)	(10,830)
Net cash provided by operating activities	31,679	30,738
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(13,210)	(6,846)
Acquisitions of real estate assets	(6,158)	—
Net proceeds from sales of real estate assets	71,509	6,746
Purchases of available-for-sale securities	(54,773)	(48,600)
Redemptions of available-for-sale securities	52,880	76,445
Additional investments in and advances to unconsolidated affiliates	(164)	(859)
Distributions in excess of equity in earnings of unconsolidated affiliates	1,933	494
Changes in other assets	(569)	(576)
Net cash provided by investing activities	51,448	26,804
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage and other indebtedness	(72,779)	(34,272)
Repurchases of common stock	—	(5,037)
Contributions from noncontrolling interests	—	13
Payment of tax withholdings for restricted stock awards and performance stock units	(3,698)	(1,062)
Distributions to noncontrolling interests	(184)	(133)
Dividends paid to common shareholders	(37,123)	(12,870)
Net cash used in financing activities	(113,784)	(53,361)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(30,657)	4,181
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	153,804	123,076
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$123,147	$127,257
Reconciliation from condensed consolidated statements of cash flows to condensed consolidated balance sheets:
Cash and cash equivalents	$29,822	$60,311
Restricted cash:
Restricted cash	34,137	26,968
Mortgage escrows	59,188	39,978
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$123,147	$127,257

SUPPLEMENTAL INFORMATION
Cash paid for interest, net of amounts capitalized	$34,382	$34,357

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 1 – Organization and Basis of Presentation

CBL & Associates Properties, Inc. (“CBL”), a Delaware corporation, is a self-managed, self-administered, fully integrated real estate investment trust (“REIT”) that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, outlet centers, lifestyle centers, open-air centers, office buildings and other properties, including single-tenant and multi-tenant parcels. Its properties are located in 20 states, but are primarily in the southeastern and midwestern United States.

CBL conducts substantially all its business through CBL & Associates Limited Partnership (the “Operating Partnership”), which is a variable interest entity ("VIE"). The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a VIE.

As of March 31, 2025, the Operating Partnership owned interests in the following properties:

	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	Other (1)(2)	Total
Consolidated Properties	40	2	3	19	4	68
Unconsolidated Properties (3)	3	3	1	8	1	16
Total	43	5	4	27	5	84

(1)
Included in “All Other” for purposes of segment reporting.
(2)
CBL's two consolidated corporate office buildings are included in the Other category.
(3)
The Operating Partnership accounts for these investments using the equity method.

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. As of March 31, 2025, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.00% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 98.98% limited partner interest for a combined interest held by CBL of 99.98%. As of March 31, 2025, third parties owned a 0.02% limited partner interest in the Operating Partnership.

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

The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. All intercompany transactions have been eliminated. The results for the interim period ended March 31, 2025 are not necessarily indicative of the results to be obtained for the full fiscal year.

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

Note 3 – Revenues

Revenues

The following table presents the Company's revenues disaggregated by revenue source for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Rental revenues	$137,360	$124,027
Revenues from contracts with customers:
Operating expense reimbursements (1)	1,942	2,260
Management, development and leasing fees (2)	1,317	1,905
Marketing revenues (3)	351	404
	3,610	4,569

Other revenues	798	521
Total revenues (4)	$141,768	$129,117
(1)
During the three months ended March 31, 2025, operating expense reimbursements consisted of $1,650 related to malls, $172 related to lifestyle centers, $78 related to open-air centers and $42 related to all other property types. During the three months ended March 31, 2024, operating expense reimbursements consisted of $1,882 related to malls, $165 related to lifestyle centers, $165 related to open-air centers and $48 related to all other property types.
(2)
Included in All Other segment.
(3)
During the three months ended March 31, 2025, marketing revenues consisted of $320 related to malls, $29 related to lifestyle centers and $2 related to outlet centers. During the three months ended March 31, 2024, marketing revenues consisted of $335 related to malls, $68 related to lifestyle centers and $1 related to outlet centers.
(4)
Sales taxes are excluded from revenues.

See Note 10 for information on the Company's segments.

Revenues from Contracts with Customers

Outstanding Performance Obligations

The Company has outstanding performance obligations related to certain noncancelable contracts with customers for which it will receive fixed operating expense reimbursements for providing certain maintenance and other services as described above. As of March 31, 2025, the Company expects to recognize these amounts as revenue over the following periods:

Performance obligation	Less than 5 years	5-20 years	Over 20 years	Total
Fixed operating expense reimbursements	$20,931	$47,190	$39,053	$107,174

The Company evaluates its performance obligations each period and makes adjustments to reflect any known additions or cancellations. Performance obligations related to variable consideration, which is based on sales, are constrained.

Note 4 – Leases

The components of rental revenues for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024
Fixed lease payments	$117,521	$98,304
Variable lease payments	19,839	25,723
Total rental revenues	$137,360	$124,027

The undiscounted future fixed lease payments to be received under the Company's operating leases as of March 31, 2025, are as follows:

Years Ending December 31,
2025 (1)	$313,559
2026	334,461
2027	257,277
2028	189,257
2029	133,653
2030	83,837
Thereafter	245,722
Total undiscounted lease payments	$1,557,766
(1)
Reflects rental payments for the period April 1, 2025 to December 31, 2025.

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

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments. The estimated fair value of mortgage and other indebtedness was $2,054,771 and $2,110,154 as of March 31, 2025 and December 31, 2024, respectively. The fair value of mortgage and other indebtedness was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently.

Fair Value Measurements on a Recurring Basis

The Company uses interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows. This analysis reflects the contractual terms of the interest rate swap, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company's derivative contracts for the effect of nonperformance risk, it has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. In accordance with ASU 2011-04, the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate swap fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate swap utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contract, which determination was based on the fair value of the individual contract, was not significant to the overall valuation. As a result, the Company's interest rate swap held as of March 31, 2025 and December 31, 2024 was classified as Level 2 of the fair value hierarchy.

The following table sets forth information regarding the Company's interest rate swap that was designated as a cash flow hedge of interest rate risk for the three months ended March 31, 2025. See Note 9 for more information.

		Fair Value Measurements at Reporting Date Using
Asset	Fair Value at March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap	$233	$—	$233	$—

During the three months ended March 31, 2025, the Company has continued to reinvest the cash from maturing U.S. Treasury securities into new U.S. Treasury securities. The Company designated the U.S. Treasury securities as available-for-sale (“AFS”). The table below sets forth information regarding the Company’s AFS securities that were measured at fair value for the three months ended March 31, 2025 and for the year ended December 31, 2024:

U.S. Treasury securities	March 31, 2025	December 31, 2024
Amortized cost (1)	$246,216	$242,881
Allowance for credit losses (2)	—	—
Total unrealized gain	74	267
Fair value (3)	$246,290	$243,148
(1)
The U.S. Treasury securities held as of March 31, 2025 have maturities through March 2026.
(2)
U.S. Treasury securities have a long history with no credit losses. Additionally, the Company notes that U.S. Treasury securities are explicitly fully guaranteed by a sovereign entity that can print its own currency and that the sovereign entity’s currency is routinely held by central banks and other major financial institutions, is used in international commerce, and commonly viewed as a reserve currency, all of which qualitatively indicate that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. Therefore, the Company did not record expected credit losses for its U.S. Treasury securities for the three months ended March 31, 2025, nor for the year ended December 31, 2024.
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

Long-lived Assets Measured at Fair Value in 2025

The Company did not record loss on impairment for the three months ended March 31, 2025.

Long-lived Assets Measured at Fair Value in 2024

During the three months ended March 31, 2024, the Company sold an outparcel for less than its carrying value and recorded impairment of $836.

Note 6 - Acquisitions

The Company's acquisitions are accounted for as acquisitions of assets. The Company includes the results of operations of real estate assets acquired in the consolidated statements of operations from the date of the related acquisition.

2025 Acquisitions

In January 2025, the Company acquired four Macy's stores for $6,156, which included land, buildings and improvements, for future redevelopment at the respective properties.

Note 7 – Dispositions and Held-for-Sale

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

2025 Dispositions

During the three months ended March 31, 2025, the Company realized a gain of $21,532 related to the sales of Imperial Valley Mall, Annex at Monroeville, Monroeville Mall, three outparcels associated with the Monroeville Mall properties and a land parcel associated with Imperial Valley Mall. For the three months ended March 31, 2025, gross proceeds from sales of real estate assets were $72,100 which were used to partially paydown the secured term loan and the open-air centers and outparcels loan. See Note 9 for more information.

2024 Dispositions

During the three months ended March 31, 2024, the Company realized a gain of $3,721, related to the sale of an anchor parcel and gross proceeds from sales of real estate assets was $7,745. The Company recorded a loss on impairment related to an outparcel that was sold. See Note 5 for more information.

Held-for-Sale

As of March 31, 2025, there were no properties that met the criteria to be classified as held-for-sale.

The following properties were classified as held-for-sale as of December 31, 2024:

Property	Location	Property Type	Total Assets	Total Liabilities (1)
Monroeville Mall	Pittsburgh, PA	Mall	$30,189	$4,306
Annex at Monroeville	Pittsburgh, PA	Open-Air Center	3,075	218
Imperial Valley	El Centro, CA	Mall	22,811	1,286
Total			$56,075	$5,810
(1)
Included within accounts payable and accrued liabilities on the condensed consolidated balance sheets.

Note 8 – Unconsolidated Affiliates and Noncontrolling Interests

Unconsolidated Affiliates

At March 31, 2025, the Company had investments in 23 entities, which are accounted for using the equity method of accounting. All investments in unconsolidated affiliates were similar in nature and the entities all were developing or held and operated real estate assets.

The Company had three unconsolidated affiliates with its ownership interests ranging from 33% to 49%, 16 unconsolidated affiliates owned in 50/50 joint ventures and four unconsolidated affiliates with ownership interests of 65%.

Although the Company had majority ownership of certain joint ventures during 2025 and 2024, it evaluated the investments and concluded that the other partners or owners in these joint ventures had substantive participating rights, such as approvals of:

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

2025 Activity - Unconsolidated Affiliates

Alamance Crossing CMBS, LLC

In March 2025, the Company transferred title of the mall to the mortgage holder in satisfaction of the non-recourse debt secured by the property, which had a balance of $41,122.

Port Orange I, LLC

In February 2025, the Company and its joint venture partner exercised the one-year extension option on the loan secured by the Pavilion at Port Orange, which extends the maturity date through February 2026.

York Town Center Holding, LP

In March 2025, the loan secured by York Town Center was extended for six months through September 2025.

Condensed Combined Financial Statements - Unconsolidated Affiliates

Condensed combined financial statement information of the unconsolidated affiliates is as follows:

	March 31, 2025	December 31, 2024
ASSETS:
Investment in real estate assets	$1,281,007	$1,284,494
Accumulated depreciation	(583,296)	(576,289)
	697,711	708,205
Developments in progress	34,431	32,114
Net investment in real estate assets	732,142	740,319
Other assets	140,292	156,363
Total assets	$872,434	$896,682
LIABILITIES:
Mortgage and other indebtedness, net	$738,511	$780,536
Other liabilities	22,888	36,253
Total liabilities	761,399	816,789
OWNERS' EQUITY:
The Company	76,153	76,607
Other investors	34,882	3,286
Total owners' equity	111,035	79,893
Total liabilities and owners’ equity	$872,434	$896,682

	Three Months Ended March 31,
	2025	2024
Total revenues	$45,202	$63,997
Net income (1)	$42,990	$6,264

(1)
The Company's pro rata share of net income was $6,913 and $4,594 for the three months ended March 31, 2025 and 2024, respectively.

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

Consolidated VIEs

As of March 31, 2025, the Company had investments in 10 consolidated VIEs with ownership interests ranging from 50% to 92%.

Unconsolidated VIEs

The table below lists the Company's unconsolidated VIEs as of March 31, 2025:

Unconsolidated VIEs:	Investment in Real Estate Joint Ventures and Partnerships	Maximum Risk of Loss
Ambassador Infrastructure, LLC (1)	$—	$2,798
Atlanta Outlet JV, LLC	—	—
BI Development, LLC	69	69
El Paso Outlet Center Holding, LLC	—	—
Fremaux Town Center JV, LLC	—	—
Louisville Outlet Shoppes, LLC	—	—
Mall of South Carolina L.P.	—	—
Port Orange I, LLC (1)	2,749	24,410
Vision - CBL Hamilton Place, LLC	3,609	3,609
Vision - CBL Mayfaire TC Hotel, LLC	6,174	6,174
	$12,601	$37,060
(1)
The Operating Partnership has guaranteed all or a portion of the debt. See Note 12 for more information.

Note 9 – Mortgage and Other Indebtedness, Net

CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries that it has a direct or indirect ownership interest in are the borrowers on all the Company's debt. At March 31, 2025, all the Company's consolidated debt is non-recourse.

The Company’s mortgage and other indebtedness, net, consisted of the following:

	March 31, 2025		December 31, 2024
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse open-air centers and outparcels loan (2)	$166,478	6.95%	$170,031	6.95%
Non-recourse loans on operating properties	1,220,975	4.75%	1,233,767	4.75%
Total fixed-rate debt	1,387,453	5.01%	1,403,798	5.02%
Variable-rate debt:
Non-recourse, secured term loan	673,129	7.19%	725,495	7.42%
Non-recourse open-air centers and outparcels loan (2)	166,478	8.42%	170,031	8.65%
Non-recourse loan on an operating property	32,280	7.82%	32,580	8.05%
Total variable-rate debt	871,887	7.45%	928,106	7.67%
Total fixed-rate and variable-rate debt	2,259,340	5.95%	2,331,904	6.07%
Unamortized deferred financing costs	(7,480)		(8,688)
Debt discounts (3)	(101,298)		(110,536)
Total mortgage and other indebtedness, net	$2,150,562		$2,212,680
(1)
Weighted-average interest rate excludes amortization of deferred financing costs.
(2)
The Operating Partnership has an interest rate swap on a notional amount of $32,000 related to the variable portion of the loan to effectively fix the interest rate at 7.3975%.
(3)
In conjunction with the acquisition of the Company's partner's 50% joint venture interests in CoolSprings Galleria, Oak Park Mall and West County Center and the implementation of fresh start accounting upon emergence from bankruptcy, the Company estimated the fair value of its mortgage notes with the assistance of a third-party valuation advisor. This resulted in recognizing a debt discount, which is accreted over the term of the respective debt using the effective interest method. The remaining debt discounts at March 31, 2025 will be accreted over a weighted average period of 4.6 years.

Non-recourse loans on operating properties, the open-air centers and outparcels loan and the secured term loan include loans that are secured by properties owned by the Company that have a carrying value of $1,656,555 at March 31, 2025.

2025 Loan Activity

In January 2025, a portion of the proceeds from the sale of Monroeville Mall and the Annex at Monroeville were used to paydown the open-air centers and outparcels loan by $7,107.

In February 2025, a portion of the proceeds from the sale of Imperial Valley Mall were used to paydown the secured term loan principal balance by $41,116.

In March 2025, the loan secured by Cross Creek Mall was modified to extend the maturity date to August 2025. Also, in March 2025, the lender notified the Company that the loan secured by The Outlet Shoppes at Laredo was in default. The Company is in discussions with the lender regarding a loan modification for the loan secured by The Outlet Shoppes at Laredo. Subsequent to March 31, 2025, we exercised the one-year extension option on the loan secured by Fayette Mall. See Note 15.

2024 Loan Activity

In February 2024, the Company redeemed U.S. Treasury securities and used the proceeds to pay off the $15,190 loan secured by Brookfield Square Anchor Redevelopment.

Scheduled Principal Payments

As of March 31, 2025, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, are as follows:

2025 (1)	$940,529
2026	550,781
2027	342,815
2028	133,350
2029	6,406
2030	225,628
Thereafter	59,831
Total mortgage and other indebtedness	$2,259,340
(1)
Reflects scheduled principal amortization for the period April 1, 2025 through December 31, 2025.

Of the $940,529 of scheduled principal payments for the remainder of 2025, $917,543 relates to the maturing principal balances of loans secured by four properties and the secured term loan. As of March 31, 2025, the Company has met the extension test to secure a one-year extension on the secured term loan. Subsequent to March 31, 2025, the $108,466 principal loan balance secured by Fayette Mall was extended through May 2026. See Note 15.

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

Instrument Type	Location in the Condensed Consolidated Balance Sheet	Notional	Index	Fair Value at March 31, 2025	Maturity Date
Pay fixed/Receive variable swap	Intangible lease assets and other assets	$32,000	1-month USD-SOFR CME	$233	Jun-27

	Three Months Ended March 31,
Hedging Instrument - Interest Rate Swap	2025	2024
(Loss) gain recognized in other comprehensive income (loss)	$(281)	$462
Gain recognized in earnings (1)	$81	$163
(1)
Gain reclassified from accumulated other comprehensive income into earnings shown in interest expense.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that $190 will be reclassified from other comprehensive income (loss) as a decrease to interest expense.

The Company has an agreement with each derivative counterparty that contains a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of March 31, 2025, the Company did not have any derivatives with a fair value in a net liability position including accrued interest but excluding any adjustment for nonperformance risk. As of March 31, 2025, the Company has posted $1,920 of cash collateral related to the interest rate swap. The Company is not in breach of any agreement provisions.

Note 10 – Segment Information

As discussed in Note 1, the Company owns interests in a portfolio of properties including regional shopping malls, outlet centers, lifestyle centers, open-air centers, office buildings and other properties, including single-tenant and multi-tenant parcels. The Company has identified each property as an operating segment, and each is led by a general manager. Performance and resource allocation is assessed by the chief executive officer (“CEO”), whom the Company has determined to be the Chief Operating Decision Maker ("CODM").

The Company’s reportable segments are malls, lifestyle centers, outlet centers and open-air centers. The CODM evaluates performance and allocates resources on a property-by-property basis aggregated based on property type in accordance with aggregation criteria. The CODM measures performance and allocates resources to each property based on net operating income ("NOI") and certain criteria such as tenant mix, capital requirements, economic risks, leasing terms, and short- and long-term returns on capital. NOI is a supplemental non-GAAP measure of the operating performance of the Company’s shopping centers and other properties. The Company defines NOI as property operating revenues (rental revenues, tenant reimbursements and other income) less property operating expenses (property operating expenditures, real estate taxes and maintenance and repairs) plus property interest and other income. The Company computes NOI based on its pro rata share of both consolidated and unconsolidated properties.

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

Rental income and tenant reimbursements from tenant leases provide the majority of revenues from all segments. The accounting policies of the reportable segments are the same as those described in Note 2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

The below presentation has been recast for the prior-year period to comply with updates to Accounting Standards Codification ("ASC") 280 required by ASU 2023-07. Information on the Company's reportable segments is presented as follows:

Three Months Ended March 31, 2025	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	Total Reportable Segments	All Other (1)	Consolidation Adjustments (2)	Consolidated Total
Revenues (3)	$115,909	$8,592	$12,134	$17,597	$154,232	$8,143	$(20,607)	$141,768
Property operating expenses (4)	(47,652)	(3,087)	(3,789)	(3,679)	(58,207)
Interest and other income	218	12	—	172	402
Segment net operating income	$68,475	$5,517	$8,345	$14,090	96,427
All other segment net operating income (1)					9,478
Consolidation adjustments (2)					(15,744)
Interest expense					(44,225)
Gain on sales of real estate assets					21,532
Depreciation and amortization					(45,541)
General and administrative expense					(20,707)
Loss on extinguishment of debt					(217)
Income tax benefit					471
Equity in earnings of unconsolidated affiliates					6,913
Net income					$8,387

Three Months Ended March 31, 2024	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	Total Reportable Segments	All Other (1)	Consolidation Adjustments (2)	Consolidated Total
Revenues (3)	$120,861	$8,361	$12,027	$17,865	$159,114	$8,900	$(38,897)	$129,117
Property operating expenses (4)	(43,198)	(2,845)	(3,466)	(3,075)	(52,584)
Interest and other income	165	30	—	166	361
Segment net operating income	$77,828	$5,546	$8,561	$14,956	106,891
All other segment net operating income (1)					10,521
Consolidation adjustments (2)					(27,325)
Interest expense					(39,812)
Gain on sales of real estate assets					3,721
Depreciation and amortization					(38,040)
General and administrative expense					(20,414)
Litigation settlement					68
Loss on impairment					(836)
Income tax benefit					158
Equity in earnings of unconsolidated affiliates					4,594
Net loss					$(474)

(1)
The All Other category includes outparcels, office buildings, hotels, corporate-level entities and the Management Company.
(2)
Consolidated adjustments represent the elimination of the Company's share of unconsolidated affiliates and the addition of the noncontrolling interests' share to reconcile to the amounts reported in the Company's condensed consolidated statements of operations.
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

The following table presents the calculation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Basic earnings per share
Net income attributable to the Company	$8,789	$50
Less: Earnings allocable to unvested restricted stock	(577)	(259)
Net income (loss) attributable to common shareholders	8,212	(209)
Weighted-average basic shares outstanding	30,419	31,546
Net income (loss) per share attributable to common shareholders	$0.27	$(0.01)

Diluted earnings per share (1)
Net income (loss) attributable to common shareholders	$8,212	$(209)
Weighted-average diluted shares outstanding	30,709	31,546
Net income (loss) per share attributable to common shareholders	$0.27	$(0.01)
(1)
For the three months ended March 31, 2025, the computation of diluted EPS does not include contingently issuable shares related to unvested restricted stock awards due to their anti-dilutive nature. Had the contingently issuable shares been dilutive, the denominator for diluted EPS would have been 30,825,915, including 116,802 contingently issuable shares related to unvested restricted stock awards. For the three months ended March 31, 2024, the computation of diluted EPS does not include contingently issuable shares related to unvested restricted stock awards due to their anti-dilutive nature. For the three months ended March 31, 2024, had the contingently issuable shares been dilutive, the denominator for diluted EPS would have been 31,568,257, including 22,536 contingently issuable shares related to unvested restricted stock awards.

Note 12 – Contingencies

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

The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025					Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership	Maximum Guaranteed Amount	Debt Maturity Date	March 31, 2025	December 31, 2024
Port Orange I, LLC	50%	43,323	50%	21,661	Feb-2026	$217	$222
Ambassador Infrastructure, LLC	65%	2,798	100%	2,798	Mar-2027	44	44
Total guaranty liability						$261	$266

For the three months ended March 31, 2025 and 2024, the Company evaluated each guaranty, listed in the table above, by evaluating the debt service ratio, cash flow forecasts and the performance of each loan, where applicable. The result of the analysis was that each loan is current and performing. The Company did not record a credit loss related to the guarantees listed in the table above for the three months ended March 31, 2025 and 2024.

Note 13 – Share-Based Compensation

Restricted Stock Awards

Compensation expense is recognized on a straight-line basis over the requisite service period. The share-based compensation expense related to restricted stock awards granted under the CBL & Associates Properties, Inc. 2021 Equity Incentive Plan ("EIP") was $2,126 and $1,988 for the three months ended March 31, 2025 and 2024, respectively. Share-based compensation cost capitalized as part of real estate assets was $30 and $24 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there was $11,217 of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.7 years. Share-based compensation cost resulting from share-based awards is recorded at the Management Company, which is a taxable entity.

A summary of the status of the Company’s unvested restricted stock awards as of March 31, 2025, and changes during the three months ended March 31, 2025, are presented below:

	Shares	Weighted- Average Grant-Date Fair Value Per Share
Unvested at January 1, 2025	490,864	$26.08
Granted	132,466	$30.85
Vested	(143,680)	$25.00
Unvested at March 31, 2025	479,650	$27.72

The total grant-date fair value of restricted stock awards granted during the three months ended March 31, 2025 was $4,087. The total fair value of restricted stock awards that vested during the three months ended March 31, 2025 was $4,495.

Performance Stock Unit Awards

Compensation cost for the PSUs granted in February 2023, February 2024 and February 2025 is recognized on a straight-line basis over the service period since it is longer than the performance period. The resulting expense is recorded regardless of whether any PSU awards are earned as long as the required service period is met. For the PSUs granted in February 2022, each quarter, management assesses the probability that the measures associated with the Company's outstanding PSU awards will be attained. The Company begins recognizing compensation expense on a straight-line basis over the remaining service period once the PSU award measures are deemed probable of achievement. Share-based compensation expense related to the PSUs granted under the EIP was $1,834 and $1,667 for the three months ended March 31, 2025 and 2024, respectively. The unrecognized compensation expense related to the PSUs was $13,235 as of March 31, 2025, which is expected to be recognized over a weighted-average period of 2.4 years assuming all PSUs are earned.

A summary of the status of the Company’s outstanding PSU awards as of March 31, 2025, and changes during the three months ended March 31, 2025, are presented below:

	PSUs	Weighted- Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2025	571,287	$28.48
2025 PSUs granted	130,312	$35.57
Incremental PSUs granted (1)	31,759	$26.51
Outstanding at March 31, 2025	733,358	$29.66
(1)
PSUs granted shall be adjusted as if the shares of common stock represented by such PSUs had received any applicable stock or cash dividends declared. For stock dividends, a number of PSUs shall be added to the target amount corresponding to the number of shares of common stock that would have been payable per such stock dividend on the then outstanding number of PSUs under the agreement as if common stock had been issued for such PSUs. For cash dividends, a number of PSUs shall be added to the target amount corresponding to the number of shares of common stock that could have been acquired by the cash dividend payable on the then outstanding number of PSUs under the agreement as if common stock had been issued for such PSUs, and the calculation of the number of shares of common stock that could have been acquired shall be based on the closing price of the common stock on the record date for the cash dividend at issue.

The total grant-date fair value of PSU awards granted during the three months ended March 31, 2025 was $4,635.

The following table summarizes the assumptions used in the Monte Carlo simulation pricing model related to the PSUs granted in 2025:

2025 PSUs
Grant date	February 12, 2025
Fair value per share on valuation date (1)	$35.57
Risk-free interest rate (2)	4.40%
Expected share price volatility (3)	32.00%
(1)
The value of the 2025 PSU awards is estimated on the date of grant using a Monte Carlo simulation model. The valuation consists of computing the fair value using CBL's simulated stock price as well as TSR over a three-year performance period. The award is modeled as a contingent claim in that the expected return on the underlying shares is risk-free and the rate of discounting the pay off of the award is also risk-free. The weighted-average fair value per share related to the 2025 PSUs consists of 39,094 PSUs at a fair value of $42.50 per share (which relates to the relative TSR) and 91,218 PSUs at a fair value of $32.60 per share (which relates to absolute TSR).
(2)
The risk-free interest rate was based on the yield curve on zero-coupon U.S. Treasury securities in effect as of the valuation date, which is the grant date listed above.
(3)
The computation of expected volatility for the 2025 PSUs was based on the historical volatility of CBL's shares of common stock for a trading period equal to the time from the grant date to the end of the performance period.

Note 14 – Noncash Investing and Financing Activities

The Company’s noncash investing and financing activities were as follows:

	Three Months Ended March 31,
	2025	2024
Additions to real estate assets accrued but not yet paid	$14,301	$8,062

Note 15 – Subsequent Events

In April 2025, the Company redeemed $27,362 in U.S. Treasury securities and purchased $27,361 in new U.S. Treasury securities.

In May 2025, the Company's board of directors authorized the repurchase of up to $25,000 of the Company's common stock. The authorized share repurchase program has an expiration date of May 1, 2026.

In May 2025, the Company exercised the one-year extension option on the loan secured by Fayette Mall.

In May 2025, the Company declared a regular cash dividend of $0.40 per common share for the quarter ending June 30, 2025. The dividend is payable on June 30, 2025, to shareholders of record as of June 13, 2025.

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

Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance or results and we can give no assurance that these expectations will be attained. It is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of known and unknown risks and uncertainties. In addition to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, such known risks and uncertainties include, without limitation:

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
cyberattacks or acts of cyberterrorism;
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

Executive Overview

We are a self-managed, self-administered, fully integrated REIT that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, outlet centers, lifestyle centers, open-air centers and other properties. See Note 1 to the condensed consolidated financial statements for information on our property interests as of March 31, 2025. We have elected to be taxed as a REIT for federal income tax purposes.

The following summarizes our net income (loss) and net income (loss) attributable to common shareholders (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$8,387	$(474)
Net income (loss) attributable to common shareholders	$8,212	$(209)

Significant items that affected comparability between the three-month periods include:

•
Items increasing net income for the three months ended March 31, 2025 compared to the prior-year period:
•
Rental revenues were $13.3 million higher;
•
Gain on sales of real estate assets was $17.8 million higher; and
•
Equity in earnings was $2.3 million higher.
•
Items decreasing net income for the three months ended March 31, 2025 compared to the prior-year period:
•
Depreciation and amortization expense was $7.5 million higher;
•
Real estate taxes were $6.5 million higher;
•
Interest expense was $4.4 million higher;
•
Maintenance and repairs expense was $3.5 million higher; and
•
Property operating expense was $2.1 million higher.

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

Results of Operations

Properties that were in operation for the entire year during 2024 and the three months ended March 31, 2025 are referred to as the "Comparable Properties." Since January 2024, we have opened, consolidated and disposed of the following properties:

Properties Opened

Property	Location	Date Opened
Friendly Center Medical Office (1)	Greensboro, NC	August 2024
(1)
The property is owned by a joint venture that is accounted for using the equity method of accounting and is included in equity in earnings of unconsolidated affiliates in the accompanying condensed consolidated statements of operations.

Consolidations

Property	Location	Date of Consolidation
CoolSprings Galleria	Nashville, TN	December 2024
Oak Park Mall	Overland Park, KS	December 2024
West County Center	Des Peres, MO	December 2024

Dispositions

Property	Location	Date of Disposition
Layton Hills Mall	Layton, UT	August 2024
Layton Hills Convenience Center	Layton, UT	September 2024
Layton Hills Plaza	Layton, UT	September 2024

Monroeville Mall	Monroeville, PA	January 2025
Annex at Monroeville	Monroeville, PA	January 2025

Imperial Valley Mall	El Centro, CA	February 2025

We consider properties undergoing major redevelopment or being considered for repositioning as non-core. As of March 31, 2025, Brookfield Square, Harford Mall and Laurel Park Place were designated as non-core.

Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024

Revenues

	Three Months Ended March 31,
	2025	2024	Change	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	All Other
Rental revenues	$137,360	$124,027	$13,333	$13,747	$22	$—	$(376)	$(60)
Management, development and leasing fees	1,317	1,905	(588)	—	—	—	—	(588)
Other	3,091	3,185	(94)	233	(91)	(133)	(88)	(15)
Total revenues	$141,768	$129,117	$12,651	$13,980	$(69)	$(133)	$(464)	$(663)

Rental revenues increased primarily due to the consolidation of CoolSprings Galleria, Oak Park Mall and West County Center in the current-year period related to the acquisition of our partner's 50% interest in those properties during December 2024, which resulted in an increase of $20.7 million during the current-year period. The increase was partially offset by $6.3 million of rental revenues associated with properties sold since the prior-year period.

Operating Expenses

	Three Months Ended March 31,
	2025	2024	Change	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	All Other
Property operating	$(25,878)	$(23,827)	$(2,051)	$(2,736)	$(144)	$(128)	$270	$687
Real estate taxes	(15,731)	(9,269)	(6,462)	(5,770)	(70)	(119)	(667)	164
Maintenance and repairs	(13,466)	(9,938)	(3,528)	(3,127)	(78)	(148)	(170)	(5)
Property operating expenses	(55,075)	(43,034)	(12,041)	(11,633)	(292)	(395)	(567)	846
Depreciation and amortization	(45,541)	(38,040)	(7,501)	(10,105)	154	491	1,257	702
General and administrative	(20,707)	(20,414)	(293)	—	—	—	—	(293)
Loss on impairment	—	(836)	836	—	—	—	—	836
Litigation settlement	—	68	(68)	—	—	—	—	(68)
Total operating expenses	$(121,323)	$(102,256)	$(19,067)	$(21,738)	$(138)	$96	$690	$2,023

Total property operating expenses increased primarily due to the consolidation of CoolSprings Galleria, Oak Park Mall and West County Center in the current-year period related to the acquisition of our partner's 50% interest in those properties during December 2024, which resulted in an increase of $8.1 million during the current-year period. Also, there was an increase in non-contract exterior maintenance costs, primarily driven by an increase in snow removal expense across our properties. Dispositions accounted for $1.5 million of the increase in the current-year period as compared to the prior-year period.

Depreciation and amortization expense increased primarily due to the addition of tangible assets and intangible lease assets recognized upon the acquisition of our partner's 50% interest in CoolSprings Galleria, Oak Park Mall and West County Center. Dispositions accounted for a $1.7 million decrease in the current-year period as compared to the prior-year period.

Other Income and Expenses

Interest expense increased $4.4 million during the three months ended March 31, 2025 as compared to the prior-year period. The increase was primarily due to higher accretion of property-level debt discounts and property-level interest expense associated with the acquisition of our partner's 50% interest in CoolSprings Galleria, Oak Park Mall and West County Center. The increase was partially offset by lower interest expense on the secured term loan due to paydowns that have occurred since the prior-year period.

Equity in earnings of unconsolidated affiliates increased $2.3 million for the three months ended March 31, 2025 as compared to the prior-year period. The increase primarily relates to the sale of an outparcel in the current-year period. Also, the increase is partially due to a decrease in interest expense, as well as a decrease in depreciation and amortization expense related to intangible lease assets becoming fully amortized since the prior-year period, at unconsolidated affiliates.

During the three months ended March 31, 2025, we recognized a $21.5 million gain on sales of real estate assets related to the sales of Imperial Valley Mall, Monroeville Mall, Annex at Monroeville, three outparcels associated with the Monroeville Mall properties and a land parcel associated with Imperial Valley Mall. During the three months ended March 31, 2024, we recognized a $3.7 million gain on sales of real estate assets related to the sale of an anchor parcel.

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

We include a property in our same-center pool when we have owned all or a portion of the property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year and current year-to-date period. New properties are excluded from same-center NOI until they meet these criteria. Properties excluded from the same-center pool that would otherwise meet these criteria are categorized as excluded properties. We exclude properties which are under major redevelopment or are being considered for repositioning, and where we are working or intend to work with the lender on a restructure of the terms of the loan secured by the property or convey the secured property to the lender (“Excluded Properties”). As of March 31, 2025, Brookfield Square, Harford Mall and Laurel Park Place were classified as Excluded Properties.

Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss).

A reconciliation of our same-center NOI to net income (loss) for the three month periods ended March 31, 2025 and 2024 is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$8,387	$(474)
Adjustments: (1)
Depreciation and amortization, including our share of unconsolidated affiliates and net of noncontrolling interests' share	48,547	41,469
Interest expense, including our share of unconsolidated affiliates and net of noncontrolling interests' share	50,501	56,028
Gain on sales of real estate assets	(21,532)	(3,721)
Gain on sales of real estate assets of unconsolidated affiliates	(1,035)	—
Adjustment for unconsolidated affiliates with negative investment	1,534	(2,568)
Loss on extinguishment of debt	217	—
Loss on impairment	—	836
Litigation settlement	—	(68)
Income tax benefit	(471)	(158)
Lease termination fees	(963)	(983)
Straight-line rent and above- and below-market lease amortization	4,262	4,007
Net loss attributable to noncontrolling interests in other consolidated subsidiaries	408	524
General and administrative expenses	20,707	20,414
Management fees and non-property level revenues	(5,657)	(6,447)
Operating Partnership's share of property NOI	104,905	108,859
Non-comparable NOI	(1,708)	(3,213)
Total same-center NOI	$103,197	$105,646
(1)
Adjustments are based on our Operating Partnership's pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.

Same-center NOI decreased 2.3% for the three months ended March 31, 2025 as compared to the prior-year period. The $2.4 million decrease for the three months ended March 31, 2025 compared to the same period in 2024 primarily consisted of a $1.4 million increase in revenues offset by a $3.8 million increase in operating expenses. Rental revenues were $1.3 million higher primarily due to higher minimum rents and tenant reimbursements in the current-year period. The increase in rental revenues was also impacted by a favorable variance in the estimate for uncollectable revenues during the current-year period as compared to the prior-year period. Property operating expenses increased in the current-year period primarily due to one time real estate and franchise tax refunds received in the prior-year period, as well as higher non-contract exterior maintenance costs.

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

We derive the majority of our revenues from the malls, lifestyle centers and outlet centers. The sources of our revenues by property type were as follows:

	Three Months Ended March 31,
	2025	2024
Malls	71.4%	71.9%
Outlet Centers	5.3%	5.0%
Lifestyle Centers	7.5%	7.2%
Open-Air Centers	10.8%	10.6%
All Other Properties	5.0%	5.3%

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

	Sales Per Square Foot for the Trailing Twelve Months Ended March 31,
	2025	2024	% Change
Malls, lifestyle centers and outlet centers same-center sales per square foot	$423	$424	(0.2)%

Occupancy

Our portfolio occupancy is summarized in the following table (Excluded Properties are not included in occupancy metrics):

	As of March 31,
	2025	2024
Total portfolio	90.4%	89.4%
Malls, lifestyle centers and outlet centers:
Total malls	87.9%	87.0%
Total lifestyle centers	92.2%	90.5%
Total outlet centers	90.4%	90.5%
Total same-center malls, lifestyle centers and outlet centers	88.7%	88.3%
Open-air centers	95.7%	95.1%
All Other Properties	89.6%	84.5%

Leasing

The following is a summary of the total square feet of leases signed in the three month periods ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Operating portfolio:
New leases	111,794	222,370
Renewal leases	465,132	924,431
Total leased	576,926	1,146,801

Average annual base rents per square foot are based on contractual rents in effect as of March 31, 2025 and 2024, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type:

	Three Months Ended March 31,
	2025	2024
Total portfolio (1)	$26.27	$26.00
Malls, lifestyle centers and outlet centers:
Total same-center malls, lifestyle centers and outlet centers	31.58	31.18
Total malls	31.72	31.42
Total lifestyle centers	32.23	30.69
Total outlet centers	30.20	29.12
Open-air centers	16.31	15.47
All Other Properties	20.98	20.61
(1)
Excluded Properties are not included.

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the three month period ended March 31, 2025 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are set forth below. Rent concessions typically consist of periods of free rent. The impact of such concessions was not material for the period presented below.

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF	% Change Average
Three Months Ended March 31, 2025:
All Property Types (1)	472,926	$43.52	$41.18	(5.4)%	$42.49	(2.4)%
Malls, Lifestyle Centers & Outlet Centers (2)	444,262	44.77	42.20	(5.7)%	43.54	(2.7)%
New leases (2)	54,536	49.23	53.75	9.2%	59.81	21.5%
Renewal leases (2)	389,726	44.14	40.58	(8.1)%	41.27	(6.5)%
Open Air Centers	28,664	24.16	25.44	5.3%	26.23	8.6%

(1)
Includes malls, lifestyle centers, outlet centers, open-air centers and other.
(2)
The change is primarily driven by malls.

New and renewal leasing activity of comparable small shop space of less than 10,000 square feet based on the lease commencement date is as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2025:
New	48	131,440	7.36	$49.82	$54.63	$39.00	$10.82	27.7%	$15.63	40.1%
Renewal	326	1,027,355	2.98	36.70	37.36	38.20	(1.50)	(3.9)%	(0.84)	(2.2)%
Commencement 2025 Total	374	1,158,795	3.55	38.19	39.32	38.29	(0.10)	(0.3)%	1.03	2.7%

Commencement 2026:
New	2	5,245	10.21	33.37	36.30	21.59	11.78	54.6%	14.71	68.1%
Renewal	52	205,847	2.83	32.70	33.19	33.32	(0.62)	(1.9)%	(0.13)	(0.4)%
Commencement 2026 Total	54	211,092	3.11	32.72	33.27	33.03	(0.31)	(0.9)%	0.24	0.7%

Total 2025/2026	428	1,369,887	3.49	$37.35	$38.39	$37.48	$(0.13)	(0.3)%	$0.91	2.4%

Liquidity and Capital Resources

As of March 31, 2025, we had $276.1 million available in unrestricted cash and U.S. Treasury securities. Our total pro rata share of debt, excluding unamortized deferred financing costs and debt discounts, at March 31, 2025 was $2,622.0 million. We had $76.6 million in restricted cash at March 31, 2025 related to cash held in escrow accounts for insurance, real estate taxes, capital expenditures and tenant allowances as required by the terms of certain mortgage notes payable, as well as amounts related to cash management agreements with lenders of certain property-level mortgage indebtedness, which are designated for debt service and operating expense obligations. We also had restricted cash of $16.7 million related to the properties that secure the corporate term loan and the open-air centers and outparcels loan of which we may receive a portion via distributions semiannually and quarterly in accordance with the provisions of the term loan and the open-air centers and outparcels loan, respectively.

During the three months ended March 31, 2025, we continued to reinvest the cash from maturing U.S. Treasury securities into new U.S. Treasury securities. We designated our U.S. Treasury securities as available-for-sale. As of March 31, 2025, our U.S. Treasury securities have maturities through March 2026. Subsequent to March 31, 2025, we redeemed and purchased additional U.S. Treasury securities. See Note 15 for more information.

In January 2025, we acquired four Macy's stores for $6.2 million, which include land, buildings and improvements, for future redevelopment at the respective properties.

In January 2025, we sold Monroeville Mall and the Annex at Monroeville for $34.0 million. A portion of the proceeds from the sale were used to paydown the open-air centers and outparcels loan by $7.1 million. In February 2025, we sold Imperial Valley Mall for $38.1 million. Net proceeds from the sale were used to paydown the secured term loan principal balance by $41.1 million. Also, during the three months ended March 31, 2025, we sold an outparcel adjacent to Northgate Mall which generated $1.2 million in gross proceeds at our share.

During the three months ended March 31, 2025, we exercised the extension option on one loan and entered short-term loan extensions for two loans. In March 2025, we were notified by the lender that the loan secured by The Outlet Shoppes at Laredo was in default. We are in discussions with the lender regarding a loan modification for the loan secured by The Outlet Shoppes at Laredo. In March 2025, the Alamance Crossing East foreclosure process was completed. Alamance Crossing East had an outstanding loan balance of $41.1 million prior to completion of the foreclosure process. Subsequent to March 31, 2025, we exercised the one-year extension option on the loan secured by Fayette Mall. See Note 15.

Our board of directors declared a $0.40 per share regular quarterly dividend for the first quarter of 2025 and a special dividend of $0.80 per share of common stock. Both the regular quarterly dividend and the special dividend were paid in cash on March 31, 2025, to shareholders of record as of March 13, 2025. The special dividend was made to ensure that we met the minimum requirement to maintain our status as a REIT. Subsequent to March 31, 2025, our board of directors authorized a $25.0 million share repurchase program and declared a regular cash dividend of $0.40 for the quarter ending June 30, 2025. See Note 15 for more information.

As of March 31, 2025, our total share of consolidated, unconsolidated and other outstanding debt, excluding debt discounts and deferred financing costs, maturing during 2025, assuming all extension options are elected, is $130.1 million, and our total share of consolidated, unconsolidated and other outstanding debt, excluding debt discounts and deferred financing costs, that matured prior to 2025, which remains outstanding at March 31, 2025, is $48.8 million, consisting of two property-level loans.

Cash Flows - Operating, Investing and Financing Activities

There was $123.1 million of cash, cash equivalents and restricted cash as of March 31, 2025, a decrease of $4.2 million from March 31, 2024. Of this amount, $29.8 million was unrestricted cash and cash equivalents as of March 31, 2025. Also, at March 31, 2025, we had $246.3 million in U.S. Treasuries with maturities through March 2026.

Our net cash flows are summarized as follows (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Net cash provided by operating activities	$31,679	$30,738	$941
Net cash provided by investing activities	51,448	26,804	24,644
Net cash used in financing activities	(113,784)	(53,361)	(60,423)
Net cash flows	$(30,657)	$4,181	$(34,838)

Cash Provided By Operating Activities

Cash provided by operating activities increased primarily due to the consolidation of CoolSprings Galleria, Oak Park Mall and West County Center in the current-year period related to the acquisition of our partner's 50% interest in those properties during December 2024. The increase was offset by the sales of the Layton Hills properties, the Monroeville properties and Imperial Valley Mall since the prior-year period.

Cash Provided By Investing Activities

Cash provided by investing activities increased primarily due to the sales of the Layton Hills properties, the Monroeville properties and Imperial Valley Mall since the prior-year period. The increase was partially offset by a lower amount of net redemptions of U.S. Treasury securities and a higher amount of additions and acquisitions of real estate assets during the current-year period.

Cash Used In Financing Activities

Cash used in financing activities increased primarily due to an increase in principal payments and the payment of a first quarter 2025 special dividend during the current-year period as compared to the prior-year period. This increase was partially offset by repurchases of common stock that occurred in the prior-year period under the previous stock repurchase program.

Debt

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling interests’ share of consolidated properties. Prior to consideration of unamortized deferred financing costs or debt discounts, of our $2,622.0 million outstanding debt at March 31, 2025, $2,597.5 million constituted non-recourse debt obligations and $24.5 million constituted recourse debt obligations. We believe the tables below provide investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

March 31, 2025:	Consolidated	Noncontrolling Interests	Other Debt (1)	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (2)
Fixed-rate debt:
Non-recourse loans on operating properties	$1,220,975	$(24,234)	$—	$366,568	$1,563,309	4.96%
Non-recourse open-air centers and outparcels loan	166,478	—	—	—	166,478	6.95%	(3)
Recourse loan on an operating property	—	—	—	2,798	2,798	7.26%
Total fixed-rate debt	1,387,453	(24,234)	—	369,366	1,732,585	5.16%
Variable-rate debt:
Non-recourse loans on operating properties	32,280	(11,298)	—	7,175	28,157	7.75%
Recourse loan on an operating property	—	—	—	21,661	21,661	7.32%
Non-recourse open-air centers and outparcels loan	166,478	—	—	—	166,478	8.42%	(3)
Non-recourse, secured term loan	673,129	—	—	—	673,129	7.19%
Total variable-rate debt	871,887	(11,298)	—	28,836	889,425	7.44%
Total fixed-rate and variable-rate debt	2,259,340	(35,532)	—	398,202	2,622,010	5.93%
Unamortized deferred financing costs	(7,480)	135	—	(2,528)	(9,873)
Debt discounts (4)	(101,298)	1,339	—	—	(99,959)
Total mortgage and other indebtedness, net	$2,150,562	$(34,058)	$—	$395,674	$2,512,178

December 31, 2024:	Consolidated	Noncontrolling Interests	Other Debt (1)	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (2)
Fixed-rate debt:
Non-recourse loans on operating properties	$1,233,767	$(24,392)	$41,122	$368,578	$1,619,075	4.98%
Non-recourse open-air centers and outparcels loan	170,031	—	—	—	170,031	6.95%	(3)
Recourse loan on an operating property	—	—	—	4,361	4,361	7.26%
Total fixed-rate debt	1,403,798	(24,392)	41,122	372,939	1,793,467	5.18%
Variable-rate debt:
Non-recourse loans on operating properties	32,580	(11,403)	—	4,740	25,917	7.99%
Recourse loan on an operating property	—	—	—	22,249	22,249	7.55%
Non-recourse open-air centers and outparcels loan	170,031	—	—	—	170,031	8.65%	(3)
Non-recourse, secured term loan	725,495	—	—	—	725,495	7.42%
Total variable-rate debt	928,106	(11,403)	—	26,989	943,692	7.66%
Total fixed-rate and variable-rate debt	2,331,904	(35,795)	41,122	399,928	2,737,159	6.03%
Unamortized deferred financing costs	(8,688)	168	—	(2,613)	(11,133)
Debt discounts (4)	(110,536)	1,803	—	—	(108,733)
Total mortgage and other indebtedness, net	$2,212,680	$(33,824)	$41,122	$397,315	$2,617,293

(1)
As of December 31, 2024, represents the outstanding loan balances for Alamance Crossing East. The property was deconsolidated due to a loss of control when the property was placed into receivership in connection with the foreclosure process. The foreclosure process was completed in March 2025.
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

The weighted-average remaining term of our total share of consolidated and unconsolidated debt, excluding debt discounts and deferred financing costs, was 2.2 years and 2.4 years at March 31, 2025 and December 31, 2024, respectively. The weighted-average remaining term of our pro rata share of fixed-rate debt, excluding debt discounts and deferred financing costs, was 2.9 years and 3.0 years at March 31, 2025 and December 31, 2024, respectively.

As of March 31, 2025 and December 31, 2024, our total share of consolidated and unconsolidated variable-rate debt, excluding debt discounts and deferred financing costs, represented 33.9% and 34.5%, respectively, of our total pro rata share of debt, excluding debt discounts and deferred financing costs.

See Note 8 to the condensed consolidated financial statements for information concerning activity related to unconsolidated affiliates. Subsequent to March 31, 2025, we exercised the one-year extension option on the loan secured by Fayette Mall. See Note 15.

Equity

Our board of directors declared a $0.40 per share regular quarterly dividend for the first quarter of 2025 and a special dividend of $0.80 per share of common stock. Both the regular quarterly dividend and the special dividend were paid in cash on March 31, 2025, to shareholders of record as of March 13, 2025. The special dividend was made to ensure that we met the minimum requirement to maintain our status as a REIT. The decision to declare and pay dividends on any outstanding shares of our common stock, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors and will depend on our earnings, taxable income, FFO, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our then-current indebtedness, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, Delaware law and such other factors as our board of directors deems relevant. Any dividends payable will be determined by our board of directors based upon the circumstances at the time of declaration. Our actual results of operations will be affected by a number of factors, including the revenues received from our properties, our operating expenses, interest expense, capital expenditures and the ability of the anchors and tenants at our properties to meet their obligations for payment of rents and tenant reimbursements.

Subsequent to March 31, 2025, our board of directors authorized a $25.0 million share repurchase program and declared a regular cash dividend of $0.40 for the quarter ending June 30, 2025. See Note 15 for more information.

Capital Expenditures

The following table, which excludes expenditures for developments, redevelopments and expansions, summarizes our capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the three months ended March 31, 2025 compared to the same period in 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Tenant allowances (1)	$6,543	$1,982

Maintenance capital expenditures:
Parking area and parking area lighting	997	280
Roof replacements	1,276	948
Other capital expenditures	3,915	4,189
Total maintenance capital expenditures	6,188	5,417

Capitalized overhead	381	52

Capitalized interest	113	134

Total capital expenditures	$13,225	$7,585
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

Developments

Properties Under Development at March 31, 2025

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2025 Cost	Expected Opening Date	Initial Unleveraged Yield
Outparcel Development:
Mayfaire Town Center - hotel development	Wilmington, NC	49%	83,021	$15,435	$13,314	$1,461	Summer '25	11.0%

Redevelopments:
Friendly Center - Cooper's Hawk	Greensboro, NC	50%	10,600	2,551	276	253	Summer '25	10.2%

Total Properties Under Development			93,621	$17,986	$13,590	$1,714

(1)
Total Cost is presented net of reimbursements to be received.
(2)
Cost to Date does not reflect reimbursements until they are received.

Off-Balance Sheet Arrangements

Unconsolidated Affiliates

We have ownership interests in 23 unconsolidated affiliates as of March 31, 2025 that are described in Note 8 to the condensed consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the condensed consolidated balance sheets as investments in unconsolidated affiliates.

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

See Note 12 to the condensed consolidated financial statements for information related to our guarantees of unconsolidated affiliates' debt as of March 31, 2025 and December 31, 2024.

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

Our Annual Report on Form 10-K for the year ended December 31, 2024 contains a discussion of our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these policies and estimates during the three months ended March 31, 2025. Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The reconciliation of net income (loss) attributable to common shareholders to FFO allocable to Operating Partnership common unitholders for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income (loss) attributable to common shareholders	$8,212	$(209)
Noncontrolling interest in income of Operating Partnership	6	—
Earnings allocable to unvested restricted stock	—	259
Depreciation and amortization expense of:
Consolidated properties	45,541	38,040
Unconsolidated affiliates	3,432	3,989
Non-real estate assets	(247)	(259)
Noncontrolling interests' share of depreciation and amortization in other consolidated subsidiaries	(426)	(560)
Loss on impairment, net of taxes	—	619
Gain on depreciable property, net of taxes	(21,706)	(3,721)
FFO allocable to Operating Partnership common unitholders	34,812	38,158
Debt discount accretion, including our share of unconsolidated affiliates and net of noncontrolling interests' share (1)	9,207	11,795
Adjustment for unconsolidated affiliates with negative investment (2)	1,534	(2,568)
Litigation settlement (3)	—	(68)
Non-cash default interest expense (4)	363	—
Loss on extinguishment of debt (5)	217	—
FFO allocable to Operating Partnership common unitholders, as adjusted	$46,133	$47,317
(1)
In conjunction with the acquisition of our partners' 50% joint venture interests in CoolSprings Galleria, Oak Park Mall and West County Center and the implementation of fresh start accounting upon emergence from bankruptcy, we recognized debt discounts equal to the difference between the outstanding balance of mortgage notes payable and the estimated fair value of such mortgage notes payable. The debt discounts are accreted as additional interest expense over the terms of the respective mortgage notes payable using the effective interest method. We began recognizing the debt discount accretion associated with the acquisition of our partner's 50% joint venture interests in CoolSprings Galleria, Oak Park Mall and West County Center during the three months ended March 31, 2025.
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
(4)
The three months ended March 31, 2025 includes default interest on loans past their maturity dates.
(5)
During the three months ended March 31, 2025, we made a partial paydown on the open-air centers and outparcels loan and recognized loss on extinguishment of debt related to a prepayment fee.

The decrease in FFO, as adjusted, for the three months ended March 31, 2025 was primarily driven by the sales of Imperial Valley Mall, the Layton Hills properties, Annex at Monroeville and Monroeville Mall. The decrease was partially offset by an increase in FFO, as adjusted, due to the acquisition of our partner's 50% interest in CoolSprings Galleria, Oak Park Mall and West County Center in December 2024.

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

Interest Rate Risk

As discussed in greater detail in Note 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, the Company uses interest rate swaps to manage its interest rate risk. Based on our proportionate share of consolidated and unconsolidated variable-rate debt at March 31, 2025, a 0.5% increase or decrease in interest rates on variable-rate debt would increase or decrease annual interest expense by approximately $4.4 million.

Based on our proportionate share of total consolidated, unconsolidated and other debt at March 31, 2025, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $15.5 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $16.0 million.

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

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations that are discussed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. The risk factor set forth below updates, and should be read together with, such risk factors.

International trade disputes, including U.S. trade tariffs and retaliatory tariffs, could adversely impact our business.

International trade disputes, including threatened or implemented tariffs imposed by the United States and threatened or implemented tariffs imposed by foreign countries in retaliation, could adversely impact our business. Many of our tenants sell imported goods, and tariffs or other trade restrictions could materially increase costs for these tenants. To the extent our tenants are unable to pass these costs on to their customers, our tenants’ operations could be adversely impacted, which among other things, could weaken demand by those tenants for our real estate. If the operations of potential future tenants are similarly adversely impacted, overall demand for our real estate may also weaken. In addition, international trade disputes, including those related to tariffs, could result in inflationary pressures that directly impact our costs, such as costs for steel, lumber and other materials applicable to our redevelopment projects. Trade disputes could also adversely impact global supply chains which could further increase costs for us and our tenants or delay delivery of key inventories and supplies.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
January 1–31, 2025	—	$—	—	$—
February 1–28, 2025	36,139	31.63	—	—
March 1–31, 2025	245	26.81	—	—
Total	36,384		—
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

ITEM 3: Defaults Upon Senior Securities

Not applicable.

ITEM 4: Mine Safety Disclosures

Not applicable.

ITEM 5: Other Information

During the quarterly period ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Act).

ITEM 6: Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
10.1

CBL & Associates Properties, Inc. Named Executive Officer Annual Incentive Compensation Plan (AIP) (Fiscal Year 2025) (incorporated by reference from the Company's Current Report on Form 8-K, filed on February 18, 2025).

10.2	CBL & Associates Properties, Inc. 2021 Equity Incentive Plan (incorporated by reference from the Company’s Current Report on Form 8-K filed on November 16, 2021).
10.3	2025 Long Term Incentive Plan under CBL & Associates Properties, Inc. 2021 Equity Incentive Plan (incorporated by reference from the Company's Current Report on Form 8-K, filed on February 18, 2025).
10.4

Form of 2025 LTIP Performance Stock Unit Award Agreement under CBL & Associates Properties, Inc. 2021 Equity Incentive Plan (incorporated by reference from the Company's Current Report on Form 8-K, filed on February 18, 2025).

10.5

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

CBL & ASSOCIATES PROPERTIES, INC.

Date: May 5, 2025	/s/ Benjamin W. Jaenicke
Benjamin W. Jaenicke
Executive Vice President -
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)