Form 10-Q
period 2025-06-30
CBL & ASSOCIATES PROPERTIES INC
filed 2025-08-06
CIK 910612

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

As of July 30, 2025, 30,933,176 shares of common stock were outstanding, excluding 34 treasury shares.

CBL & Associates Properties, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1: Condensed Consolidated Financial Statements (Unaudited)

CBL & Associates Properties, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
ASSETS (1)	2025	2024
Real estate assets:
Land	$581,751	$588,153
Buildings and improvements	1,485,745	1,505,232
	2,067,496	2,093,385
Accumulated depreciation	(314,093)	(283,785)
	1,753,403	1,809,600
Held-for-sale	33,134	56,075
Developments in progress	7,757	5,817
Net investment in real estate assets	1,794,294	1,871,492
Cash and cash equivalents	100,325	40,791
Restricted cash	104,171	112,938
Available-for-sale securities - at fair value (amortized cost of $187,764 and $242,881 as of June 30, 2025 and December 31, 2024, respectively)	187,662	243,148
Receivables:
Tenant	35,648	45,594
Other	1,484	2,356
Investments in unconsolidated affiliates	84,434	83,465
In-place leases, net	148,572	186,561
Intangible lease assets and other assets	146,417	160,846
	$2,603,007	$2,747,191
LIABILITIES AND EQUITY
Mortgage and other indebtedness, net	$2,139,776	$2,212,680
Accounts payable and accrued liabilities	185,718	221,647
Total liabilities (1)	2,325,494	2,434,327
Shareholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized, 30,935,677 and 30,711,227 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively (in each case, excluding 34 treasury shares)	31	31
Additional paid-in capital	699,150	694,566
Accumulated other comprehensive (loss) income	(12)	782
Accumulated deficit	(409,782)	(371,833)
Total shareholders' equity	289,387	323,546
Noncontrolling interests	(11,874)	(10,682)
Total equity	277,513	312,864
	$2,603,007	$2,747,191
(1)
As of June 30, 2025, includes $167,278 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $210,970 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. See Note 8.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES:
Rental revenues	$136,453	$124,071	$273,813	$248,098
Management, development and leasing fees	1,357	1,817	2,674	3,722
Other	3,095	3,777	6,186	6,962
Total revenues	140,905	129,665	282,673	258,782
EXPENSES:
Property operating	(23,583)	(20,740)	(49,461)	(44,567)
Depreciation and amortization	(39,702)	(38,664)	(85,243)	(76,704)
Real estate taxes	(15,027)	(13,028)	(30,758)	(22,297)
Maintenance and repairs	(10,372)	(9,179)	(23,838)	(19,117)
General and administrative	(15,188)	(14,831)	(35,895)	(35,245)
Loss on impairment	(1,457)	—	(1,457)	(836)
Litigation settlement	—	72	—	140
Other	(30)	(127)	(30)	(127)
Total expenses	(105,359)	(96,497)	(226,682)	(198,753)
OTHER INCOME (EXPENSES):
Interest and other income	3,164	4,082	6,632	8,086
Interest expense	(43,959)	(39,407)	(88,184)	(79,219)
Loss on extinguishment of debt	—	—	(217)	—
Gain (loss) on sales of real estate assets	1,339	(50)	22,871	3,671
Income tax (provision) benefit	(369)	(650)	102	(492)
Equity in earnings of unconsolidated affiliates	6,437	7,148	13,350	11,742
Total other expenses, net	(33,388)	(28,877)	(45,446)	(56,212)
Net income	2,158	4,291	10,545	3,817
Net (income) loss attributable to noncontrolling interests in:
Operating Partnership	(2)	—	(8)	—
Other consolidated subsidiaries	603	453	1,011	977
Net income attributable to the Company	2,759	4,744	11,548	4,794
Earnings allocable to unvested restricted stock	(192)	(260)	(769)	(519)
Net income attributable to common shareholders	$2,567	$4,484	$10,779	$4,275
Basic and diluted per share data attributable to common shareholders:
Basic earnings per share	$0.08	$0.14	$0.35	$0.14
Diluted earnings per share	0.08	0.14	0.35	0.14
Weighted-average basic shares	30,456	31,150	30,438	31,348
Weighted-average diluted shares	30,742	31,156	30,726	31,351

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands, except share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$2,158	$4,291	$10,545	$3,817

Other comprehensive income (loss):
Unrealized (loss) gain on interest rate swap	(143)	35	(424)	497
Unrealized loss on available-for-sale securities	(176)	(118)	(370)	(464)
Total other comprehensive (loss) income	(319)	(83)	(794)	33
Comprehensive income	1,839	4,208	9,751	3,850
Comprehensive (income) loss attributable to noncontrolling interests in:
Operating Partnership	(2)	—	(8)	—
Other consolidated subsidiaries	603	453	1,011	977
Comprehensive income attributable to the Company	2,440	4,661	10,754	4,827
Earnings allocable to unvested restricted stock	(192)	(260)	(769)	(519)
Comprehensive income attributable to common shareholders	$2,248	$4,401	$9,985	$4,308

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Equity

(In thousands, except share data)

(Unaudited)

	Equity
	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2023	$32	$719,125	$610	$(380,446)	$339,321	$(8,704)	$330,617
Net income (loss)	—	—	—	50	50	(524)	(474)
Other comprehensive income	—	—	116	—	116	—	116
Dividends declared - common stock	—	—	—	(12,870)	(12,870)	—	(12,870)
Issuance of 145,352 shares of restricted common stock	—	—	—	—	—	—	—
Issuance of 164,837 share of common stock associated with performance stock units, net of shares withheld for tax	—	(769)	—	—	(769)	—	(769)
Distributions to noncontrolling interests	—	—	—	—	—	(133)	(133)
Amortization of deferred compensation	—	2,012	—	—	2,012	—	2,012
Compensation expense related to performance stock units	—	1,667	—	—	1,667	—	1,667
Cancellation of 12,484 shares of restricted common stock	—	(292)	—	—	(292)	—	(292)
Repurchase of 239,411 shares of common stock	—	(5,037)	—	—	(5,037)	—	(5,037)
Contributions from noncontrolling interests	—	—	—	—	—	13	13
Balance, March 31, 2024	32	716,706	726	(393,266)	324,198	(9,348)	314,850
Net income (loss)	—	—	—	4,744	4,744	(453)	4,291
Other comprehensive loss	—	—	(83)	—	(83)	—	(83)
Dividends declared - common stock	—	—	—	(12,671)	(12,671)	—	(12,671)
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)
Amortization of deferred compensation	—	2,124	—	—	2,124	—	2,124
Compensation expense related to performance stock units	—	1,441	—	—	1,441	—	1,441
Repurchase of 482,797 shares of common stock	—	(10,964)	—	—	(10,964)	—	(10,964)
Balance, June 30, 2024	$32	$709,307	$643	$(401,193)	$308,789	$(9,803)	$298,986

	Equity
	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2024	$31	$694,566	$782	$(371,833)	$323,546	$(10,682)	$312,864
Net income (loss)	—	—	—	8,789	8,789	(402)	8,387
Other comprehensive loss	—	—	(475)	—	(475)	—	(475)
Dividends declared - common stock	—	—	—	(37,123)	(37,123)	—	(37,123)
Issuance of 132,466 shares of restricted common stock	—	—	—	—	—	—	—
Issuance of 128,368 shares of common stock associated with performance stock units, net of shares withheld for tax	—	(2,548)	—	—	(2,548)	—	(2,548)
Distributions to noncontrolling interests	—	—	—	—	—	(183)	(183)
Amortization of deferred compensation	—	2,156	—	—	2,156	—	2,156
Compensation expense related to performance stock units	—	1,834	—	—	1,834	—	1,834
Cancellation of 36,384 shares of restricted common stock	—	(1,150)	—	—	(1,150)	—	(1,150)
Adjustment for noncontrolling interests	—	(3)	—	—	(3)	3	—
Balance, March 31, 2025	31	694,855	307	(400,167)	295,026	(11,264)	283,762
Net income (loss)	—	—	—	2,759	2,759	(601)	2,158
Other comprehensive loss	—	—	(319)	—	(319)	—	(319)
Dividends declared - common stock	—	—	—	(12,374)	(12,374)	—	(12,374)
Distributions to noncontrolling interests	—	—	—	—	—	(3)	(3)
Amortization of deferred compensation	—	2,308	—	—	2,308	—	2,308
Compensation expense related to performance stock units	—	1,981	—	—	1,981	—	1,981
Adjustment for noncontrolling interests	—	6	—	—	6	(6)	—
Balance, June 30, 2025	$31	$699,150	$(12)	$(409,782)	$289,387	$(11,874)	$277,513

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,545	$3,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,243	76,704
Net amortization of deferred financing costs, discounts on available-for-sale securities and debt discounts	15,527	4,963
Net amortization of intangible lease assets and liabilities	6,346	6,148
Gain on sales of real estate assets	(22,871)	(3,671)
Write-off of development projects	27	127
Share-based compensation expense	8,279	7,244
Loss on impairment	1,457	836
Loss on extinguishment of debt	217	—
Equity in earnings of unconsolidated affiliates	(13,350)	(11,742)
Distributions of earnings from unconsolidated affiliates	8,891	9,734
Change in estimate of uncollectable revenues	1,042	2,344
Change in deferred tax accounts	1,527	213
Changes in:
Tenant and other receivables	10,497	2,667
Other assets	(2,815)	1,509
Accounts payable and accrued liabilities	(10,615)	(5,929)
Net cash provided by operating activities	99,947	94,964
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(28,263)	(13,939)
Acquisitions of real estate assets	(6,158)	—
Net proceeds from sales of real estate assets	76,435	6,694
Purchases of available-for-sale securities	(110,634)	(128,769)
Redemptions of available-for-sale securities	164,235	154,036
Additional investments in and advances to unconsolidated affiliates	(100)	(4,798)
Distributions in excess of equity in earnings of unconsolidated affiliates	3,695	886
Changes in other assets	(1,155)	(1,228)
Net cash provided by investing activities	98,055	12,882
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage and other indebtedness	(93,659)	(46,958)
Additions to debt issuance costs	(270)	—
Repurchases of common stock	—	(16,001)
Contributions from noncontrolling interests	—	13
Payment of tax withholdings for restricted stock awards and performance stock units	(3,698)	(1,062)
Distributions to noncontrolling interests	(186)	(135)
Dividends paid to common shareholders	(49,497)	(25,541)
Net cash used in financing activities	(147,310)	(89,684)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	50,692	18,162
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	153,804	123,076
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$204,496	$141,238
Reconciliation from condensed consolidated statements of cash flows to condensed consolidated balance sheets:
Cash and cash equivalents	$100,325	$57,679
Restricted cash:
Restricted cash	43,926	43,116
Mortgage escrows	60,245	40,443
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$204,496	$141,238

SUPPLEMENTAL INFORMATION
Cash paid for interest, net of amounts capitalized	$68,025	$68,585

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

As of June 30, 2025, the Operating Partnership owned interests in the following properties:

	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	Other (1)(2)	Total
Consolidated Properties	40	2	3	19	3	67
Unconsolidated Properties (3)	3	3	1	8	1	16
Total	43	5	4	27	4	83

(1)
Included in “All Other” for purposes of segment reporting.
(2)
CBL's two consolidated corporate office buildings are included in the Other category.
(3)
The Operating Partnership accounts for these investments using the equity method.

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. As of June 30, 2025, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.00% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 98.98% limited partner interest for a combined interest held by CBL of 99.98%. As of June 30, 2025, third parties owned a 0.02% limited partner interest in the Operating Partnership.

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

The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. All intercompany transactions have been eliminated. The results for the interim period ended June 30, 2025 are not necessarily indicative of the results to be obtained for the full fiscal year.

Note 2 – Summary of Significant Accounting Policies

Accounting Guidance Not Yet Adopted

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU"), "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures," to improve the disclosures about a public business entity's expenses by providing more detailed information about the types of expenses in commonly presented expense captions. The standard will be effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning December 15, 2027. The Company is currently evaluating the impact that the adoption of this new standard will have on its condensed consolidated financial statements.

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

Note 3 – Revenues

Revenues

The following table presents the Company's revenues disaggregated by revenue source for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Rental revenues	$136,453	$124,071	$273,813	$248,098
Revenues from contracts with customers:
Operating expense reimbursements (see table below)	1,747	1,960	3,689	4,220
Management, development and leasing fees (1)	1,357	1,817	2,674	3,722
Marketing revenues (see table below)	758	563	1,109	967
	3,862	4,340	7,472	8,909

Other revenues	590	1,254	1,388	1,775
Total revenues (2)	$140,905	$129,665	$282,673	$258,782

(1)
Included in All Other segment.
(2)
Sales taxes are excluded from revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
Operating expense reimbursements detail:	2025	2024	2025	2024
Malls	$1,485	$1,546	$3,135	$3,427
Lifestyle Centers	164	163	335	328
Open-Air Centers	89	125	167	291
All Other	9	126	52	174
	$1,747	$1,960	$3,689	$4,220

	Three Months Ended June 30,		Six Months Ended June 30,
Marketing revenues detail:	2025	2024	2025	2024
Malls	$716	$505	$1,036	$840
Lifestyle Centers	40	51	69	119
Open-Air Centers	2	7	4	8
	$758	$563	$1,109	$967

See Note 10 for information on the Company's segments.

Revenues from Contracts with Customers

Outstanding Performance Obligations

The Company has outstanding performance obligations related to certain noncancelable contracts with customers for which it will receive fixed operating expense reimbursements for providing certain maintenance and other services as described above. As of June 30, 2025, the Company expects to recognize these amounts as revenue over the following periods:

Performance obligation	Less than 5 years	5-20 years	Over 20 years	Total
Fixed operating expense reimbursements	$19,754	$44,132	$33,882	$97,768

The Company evaluates its performance obligations each period and makes adjustments to reflect any known additions or cancellations. Performance obligations related to variable consideration, which is based on sales, are constrained.

Note 4 – Leases

The components of rental revenues for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fixed lease payments	$107,552	$97,833	$225,073	$196,137
Variable lease payments	28,901	26,238	48,740	51,961
Total rental revenues	$136,453	$124,071	$273,813	$248,098

The undiscounted future fixed lease payments to be received under the Company's operating leases as of June 30, 2025, are as follows:

Years Ending December 31,
2025 (1)	$219,671
2026	364,731
2027	281,851
2028	210,024
2029	152,873
2030	100,193
Thereafter	295,090
Total undiscounted lease payments	$1,624,433
(1)
Reflects rental payments for the period July 1, 2025 to December 31, 2025.

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

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments. The estimated fair value of mortgage and other indebtedness was $2,041,150 and $2,110,154 as of June 30, 2025 and December 31, 2024, respectively. The fair value of mortgage and other indebtedness was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently.

Fair Value Measurements on a Recurring Basis

The Company uses interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows. This analysis reflects the contractual terms of the interest rate swap, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company's derivative contracts for the effect of nonperformance risk, it has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. In accordance with ASU 2011-04, the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate swap fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate swap utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contract, which determination was based on the fair value of the individual contract, was not significant to the overall valuation. As a result, the Company's interest rate swap held as of June 30, 2025 and December 31, 2024 was classified as Level 2 of the fair value hierarchy.

The following table sets forth information regarding the Company's interest rate swap that was designated as a cash flow hedge of interest rate risk for the six months ended June 30, 2025. See Note 9 for more information.

		Fair Value Measurements at Reporting Date Using
Asset	Fair Value at June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap	$90	$—	$90	$—

During the six months ended June 30, 2025, the Company has continued to reinvest the cash from maturing U.S. Treasury securities into new U.S. Treasury securities. The Company designated the U.S. Treasury securities as available-for-sale (“AFS”). The table below sets forth information regarding the Company’s AFS securities that were measured at fair value for the six months ended June 30, 2025 and for the year ended December 31, 2024:

U.S. Treasury securities	June 30, 2025	December 31, 2024
Amortized cost (1)	$187,764	$242,881
Allowance for credit losses (2)	—	—
Total unrealized (loss) gain	(102)	267
Fair value (3)	$187,662	$243,148
(1)
The U.S. Treasury securities held as of June 30, 2025 have maturities through May 2026.
(2)
U.S. Treasury securities have a long history with no credit losses. Additionally, the Company notes that U.S. Treasury securities are explicitly fully guaranteed by a sovereign entity that can print its own currency and that the sovereign entity’s currency is routinely held by central banks and other major financial institutions, is used in international commerce, and commonly viewed as a reserve currency, all of which qualitatively indicate that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. Therefore, the Company did not record expected credit losses for its U.S. Treasury securities for the six months ended June 30, 2025, nor for the year ended December 31, 2024.
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

Long-lived Assets Measured at Fair Value in 2025

During the three and six months ended June 30, 2025, the Company sold 840 Greenbrier Circle for less than its carrying value and recorded an impairment of $1,457.

Long-lived Assets Measured at Fair Value in 2024

During the six months ended June 30, 2024, the Company sold an outparcel for less than its carrying value and recorded an impairment of $836.

Note 6 - Acquisitions

The Company's acquisitions are accounted for as acquisitions of assets. The Company includes the results of operations of real estate assets acquired in the condensed consolidated statements of operations from the date of the related acquisition.

2025 Acquisitions

In January 2025, the Company acquired four Macy's stores for $6,156, which included land, buildings and improvements, for future redevelopment at the respective properties. Subsequent to June 30, 2025, the Company closed on the acquisition of four enclosed malls for $178,900 (the "WPG acquisition"). See Note 15 for more information.

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

2025 Dispositions

During the three months ended June 30, 2025, the Company realized a gain of $1,339 primarily related to the sale of an outparcel. During the six months ended June 30, 2025, the Company realized a gain of $22,871 primarily related to the sales of Imperial Valley Mall, Annex at Monroeville, Monroeville Mall, three outparcels associated with the Monroeville Mall properties, a land parcel associated with Imperial Valley Mall and an outparcel. For the three and six months ended June 30, 2025, gross proceeds from sales of real estate assets were $5,000 and $77,100, respectively, which were primarily used to partially paydown the secured term loan and the open-air centers and outparcels loan. See Note 9 for more information. The Company recorded a loss on impairment related to the sale of 840 Greenbrier Circle. See Note 5 for more information. Subsequent to June 30, 2025, the Company sold The Promenade for $83,100. See Note 15 for more information.

2024 Dispositions

During the three and six months ended June 30, 2024, the Company realized a loss of $50 and a gain of $3,671, respectively, related to the sale of an anchor parcel. Gross proceeds from sales of real estate assets was $7,745. In addition, the Company recorded a loss on impairment related to an outparcel that was sold. See Note 5 for more information.

Held-for-Sale

The following property was classified as held-for-sale as of June 30, 2025:

Property	Location	Property Type	Total Assets	Total Liabilities (1)
The Promenade D'Iberville	D'Iberville, MS	Open Air/Power Center	$33,134	$2,413
(1)
Included within accounts payable and accrued liabilities on the condensed consolidated balance sheets.

Note 8 – Unconsolidated Affiliates and Noncontrolling Interests

Unconsolidated Affiliates

At June 30, 2025, the Company had investments in 23 entities, which are accounted for using the equity method of accounting. All investments in unconsolidated affiliates were similar in nature and the entities all were developing or held and operated real estate assets.

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

BI Developments II, LLC

In March 2025, the Company and its joint venture partner sold an outparcel. The sale resulted in total gross proceeds of $2,400 and the Company recognized a gain of $1,035 at the Company's share.

Port Orange I, LLC

In February 2025, the Company and its joint venture partner exercised the one-year extension option on the loan secured by the Pavilion at Port Orange, which extends the maturity date through February 2026.

In April 2025, the Company and its joint venture partner sold an outparcel. The sale resulted in total gross proceeds of $1,300 and the Company recognized a gain of $832 at the Company's share.

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

Condensed Combined Financial Statements - Unconsolidated Affiliates

Condensed combined financial statement information of the unconsolidated affiliates is as follows:

	June 30, 2025	December 31, 2024
ASSETS:
Investment in real estate assets	$1,282,281	$1,284,494
Accumulated depreciation	(592,047)	(576,289)
	690,234	708,205
Developments in progress	39,774	32,114
Net investment in real estate assets	730,008	740,319
Other assets	137,871	156,363
Total assets	$867,879	$896,682
LIABILITIES:
Mortgage and other indebtedness, net	$733,716	$780,536
Other liabilities	24,501	36,253
Total liabilities	758,217	816,789
OWNERS' EQUITY:
The Company	75,635	76,607
Other investors	34,027	3,286
Total owners' equity	109,662	79,893
Total liabilities and owners’ equity	$867,879	$896,682

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenues	$43,636	$63,875	$88,838	$127,872
Net income (1)	$9,556	$28,328	$52,546	$34,592

(1)
The Company's pro rata share of net income was $6,437 and $7,148 for the three months ended June, 2025 and 2024, respectively. The Company's pro rata share of net income was $13,350 and $11,742 for the six months ended June 30, 2025 and 2024, respectively.

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

Consolidated VIEs

As of June 30, 2025, the Company had investments in 10 consolidated VIEs with ownership interests ranging from 50% to 92%.

Unconsolidated VIEs

The table below lists the Company's unconsolidated VIEs as of June 30, 2025:

Unconsolidated VIEs:	Investment in Real Estate Joint Ventures and Partnerships	Maximum Risk of Loss
Ambassador Infrastructure, LLC (1)	$—	$2,797
Atlanta Outlet JV, LLC	—	—
BI Development, LLC	79	79
El Paso Outlet Center Holding, LLC	—	—
Fremaux Town Center JV, LLC	—	—
Louisville Outlet Shoppes, LLC	—	—
Mall of South Carolina L.P.	—	—
Port Orange I, LLC (1)	4,074	24,861
Vision - CBL Hamilton Place, LLC	3,641	3,641
Vision - CBL Mayfaire TC Hotel, LLC	6,171	6,171
	$13,965	$37,549
(1)
The Operating Partnership has guaranteed all or a portion of the debt. See Note 12 for more information.

Note 9 – Mortgage and Other Indebtedness, Net

CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries that it has a direct or indirect ownership interest in are the borrowers on all the Company's debt. At June 30, 2025, all the Company's consolidated debt is non-recourse.

The Company’s mortgage and other indebtedness, net, consisted of the following:

	June 30, 2025		December 31, 2024
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse open-air centers and outparcels loan (2)	$166,478	6.95%	$170,031	6.95%
Non-recourse loans on operating properties	1,207,714	4.75%	1,233,767	4.75%
Total fixed-rate debt	1,374,192	5.01%	1,403,798	5.02%
Variable-rate debt:
Non-recourse, secured term loan	665,812	7.19%	725,495	7.42%
Non-recourse open-air centers and outparcels loan (2)	166,478	8.42%	170,031	8.65%
Non-recourse loan on an operating property	31,980	7.30%	32,580	8.05%
Total variable-rate debt	864,270	7.43%	928,106	7.67%
Total fixed-rate and variable-rate debt	2,238,462	5.95%	2,331,904	6.07%
Unamortized deferred financing costs	(6,619)		(8,688)
Debt discounts (3)	(92,067)		(110,536)
Total mortgage and other indebtedness, net	$2,139,776		$2,212,680
(1)
Weighted-average interest rate excludes amortization of deferred financing costs.
(2)
The Operating Partnership has an interest rate swap on a notional amount of $32,000 related to the variable portion of the loan to effectively fix the interest rate at 7.3975%. Subsequent to June 30, 2025, the Company completed a modification and extension of the existing loan. See Note 15 for more information.
(3)
In conjunction with the acquisition of the Company's partner's 50% joint venture interests in CoolSprings Galleria, Oak Park Mall and West County Center and the implementation of fresh start accounting upon emergence from bankruptcy, the Company estimated the fair value of its mortgage notes with the assistance of a third-party valuation advisor. This resulted in recognizing a debt discount, which is accreted over the term of the respective debt using the effective interest method. The remaining debt discounts at June 30, 2025 will be accreted over a weighted average period of 4.5 years.

Non-recourse loans on operating properties, the open-air centers and outparcels loan and the secured term loan include loans that are secured by properties owned by the Company that have a carrying value of $1,630,187 at June 30, 2025.

2025 Loan Activity

In January 2025, a portion of the proceeds from the sale of Monroeville Mall and the Annex at Monroeville were used to paydown the open-air centers and outparcels loan by $7,107.

In February 2025, a portion of the proceeds from the sale of Imperial Valley Mall were used to paydown the secured term loan principal balance by $41,116.

In March 2025, the loan secured by Cross Creek Mall was modified to extend the maturity date to August 2025. Subsequent to June 30, 2025, the Company closed on a new $78,000, five-year non-recourse loan secured by Cross Creek Mall. The new loan bears a fixed interest rate of 6.856%. See Note 15.

In March 2025, the lender notified the Company that the loan secured by The Outlet Shoppes at Laredo was in default. The Company is in discussions with the lender regarding a loan modification for the loan secured by The Outlet Shoppes at Laredo.

In May 2025, the Company exercised the one-year extension option on the loan secured by Fayette Mall.

Subsequent to June 30, 2025, the loan secured by Southpark Mall entered default and the property was placed into receivership. The Company anticipates returning the property to the lender. See Note 15.

Subsequent to June 30, 2025, the Company completed a modification and extension of the existing $332,956 non-recourse open-air centers and outparcels loan. See Note 15 for more information.

2024 Loan Activity

In February 2024, the Company redeemed U.S. Treasury securities and used the proceeds to pay off the $15,190 loan secured by Brookfield Square Anchor Redevelopment.

In May 2024, the Company exercised the first one-year extension option on the loan secured by Fayette Mall.

Scheduled Principal Payments

As of June 30, 2025, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, are as follows:

2025 (1)	$817,781
2026	652,650
2027	342,814
2028	133,350
2029	6,407
2030	225,628
Thereafter	59,832
Total mortgage and other indebtedness	$2,238,462
(1)
Reflects scheduled principal amortization for the period July 1, 2025 through December 31, 2025.

Of the $817,781 of scheduled principal payments for the remainder of 2025, $799,267 relates to the maturing principal balances of loans secured by three properties, including Cross Creek Mall which has been subsequently repaid with proceeds from a new loan, and the secured term loan. See Note 15. As of June 30, 2025, the Company has met the extension test to secure a one-year extension on the secured term loan.

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

Instrument Type	Location in the Condensed Consolidated Balance Sheet	Notional	Index	Fair Value at June 30, 2025	Maturity Date
Pay fixed/Receive variable swap	Intangible lease assets and other assets	$32,000	1-month USD-SOFR CME	$90	Jun-27

	Three Months Ended June 30,		Six Months Ended June 30,
Hedging Instrument - Interest Rate Swap	2025	2024	2025	2024
(Loss) gain recognized in other comprehensive income (loss)	$(143)	$35	$(424)	$497
Gain recognized in earnings (1)	$82	$161	$163	$324
(1)
Gain reclassified from accumulated other comprehensive income into earnings shown in interest expense.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that $156 will be reclassified from other comprehensive income (loss) as a decrease to interest expense.

The Company has an agreement with each derivative counterparty that contains a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of June 30, 2025, the Company did not have any derivatives with a fair value in a net liability position including accrued interest but excluding any adjustment for nonperformance risk. As of June 30, 2025, the Company has posted $1,920 of cash collateral related to the interest rate swap. The Company is not in breach of any agreement provisions.

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

The below presentation has been recast for the prior-year period to comply with updates to Accounting Standards Codification ("ASC") 280 required by ASU 2023-07. Information on the Company's reportable segments is presented as follows:

Three Months Ended June 30, 2025	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	Total Reportable Segments	All Other (1)	Consolidation Adjustments (2)	Consolidated Total
Revenues (3)	$114,207	$8,531	$12,677	$18,270	$153,685	$8,116	$(20,896)	$140,905
Property operating expenses (4)	(41,184)	(3,420)	(3,693)	(3,763)	(52,060)
Interest and other income	90	13	58	168	329
Segment net operating income	$73,113	$5,124	$9,042	$14,675	101,954
All other segment net operating income (1)					9,054
Consolidation adjustments (2)					(15,921)
Interest expense					(43,959)
Gain on sales of real estate assets					1,339
Other					(30)
Depreciation and amortization					(39,702)
General and administrative expense					(15,188)
Loss on impairment					(1,457)
Income tax provision					(369)
Equity in earnings of unconsolidated affiliates					6,437
Net income					$2,158

Three Months Ended June 30, 2024	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	Total Reportable Segments	All Other (1)	Consolidation Adjustments (2)	Consolidated Total
Revenues (3)	$120,956	$8,309	$11,815	$18,278	$159,358	$9,447	$(39,140)	$129,665
Property operating expenses (4)	(42,732)	(3,070)	(3,416)	(2,966)	(52,184)
Interest and other income	179	20	—	219	418
Segment net operating income	$78,403	$5,259	$8,399	$15,531	107,592
All other segment net operating income (1)					11,582
Consolidation adjustments (2)					(28,374)
Interest expense					(39,407)
Loss on sales of real estate assets					(50)
Other					(127)
Depreciation and amortization					(38,664)
General and administrative expense					(14,831)
Litigation settlement					72
Income tax provision					(650)
Equity in earnings of unconsolidated affiliates					7,148
Net income					$4,291

Six Months Ended June 30, 2025	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	Total Reportable Segments	All Other (1)	Consolidation Adjustments (2)	Consolidated Total
Revenues (3)	$230,116	$17,123	$24,811	$35,867	$307,917	$16,259	$(41,503)	$282,673
Property operating expenses (4)	(88,836)	(6,507)	(7,482)	(7,442)	(110,267)
Interest and other income	308	25	58	340	731
Segment net operating income	$141,588	$10,641	$17,387	$28,765	198,381
All other segment net operating income (1)					18,532
Consolidation adjustments (2)					(31,665)
Interest expense					(88,184)
Gain on sales of real estate assets					22,871
Other					(30)
Depreciation and amortization					(85,243)
General and administrative expense					(35,895)
Loss on extinguishment of debt					(217)
Loss on impairment					(1,457)
Income tax benefit					102
Equity in earnings of unconsolidated affiliates					13,350
Net income					$10,545

Six Months Ended June 30, 2024	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	Total Reportable Segments	All Other (1)	Consolidation Adjustments (2)	Consolidated Total
Revenues (3)	$241,817	$16,670	$23,842	$36,143	$318,472	$18,347	$(78,037)	$258,782
Property operating expenses (4)	(85,930)	(5,915)	(6,882)	(6,041)	(104,768)
Interest and other income	344	50	—	385	779
Segment net operating income	$156,231	$10,805	$16,960	$30,487	214,483
All other segment net operating income (1)					22,103
Consolidation adjustments (2)					(55,699)
Interest expense					(79,219)
Other					(127)
Gain on sales of real estate assets					3,671
Depreciation and amortization					(76,704)
General and administrative expense					(35,245)
Litigation settlement					140
Loss on impairment					(836)
Income tax provision					(492)
Equity in earnings of unconsolidated affiliates					11,742
Net income					$3,817

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

The following table presents the calculation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic earnings per share
Net income attributable to the Company	$2,759	$4,744	$11,548	$4,794
Less: Earnings allocable to unvested restricted stock	(192)	(260)	(769)	(519)
Net income attributable to common shareholders	2,567	4,484	10,779	4,275
Weighted-average basic shares outstanding	30,456	31,150	30,438	31,348
Net income per share attributable to common shareholders	$0.08	$0.14	$0.35	$0.14

Diluted earnings per share (1)
Net income attributable to common shareholders	$2,567	$4,484	$10,779	$4,275
Weighted-average diluted shares outstanding	30,742	31,156	30,726	31,351
Net income per share attributable to common shareholders	$0.08	$0.14	$0.35	$0.14

(1)
For the three and six months ended June 30, 2025, the computation of diluted EPS includes contingently issuable shares related to PSUs calculated under the treasury stock method. For the three and six months ended June 30, 2025, the computation of diluted EPS does not include contingently issuable shares related to unvested restricted stock awards due to their anti-dilutive nature. For the three and six months ended June 30, 2025, had the contingently issuable shares been dilutive, the denominator for diluted EPS would have been 30,832,900 and 30,828,038, respectively, including 90,604 and 102,232, respectively, contingently issuable shares related to unvested restricted stock awards. For the three and six months ended June 30, 2024, the computation of diluted EPS includes contingently issuable shares related to PSUs calculated under the treasury stock method. For the three and six months ended June 30, 2024, the computation of diluted EPS does not include contingently issuable shares related to unvested restricted stock awards due to their anti-dilutive nature. For the three and six months ended June 30, 2024, had the contingently issuable shares been dilutive, the denominator for diluted EPS would have been 31,183,259 and 31,370,543, respectively, including 26,957 and 19,532, respectively, contingently issuable shares related to unvested restricted stock awards.

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

The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025					Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership	Maximum Guaranteed Amount	Debt Maturity Date	June 30, 2025	December 31, 2024
Port Orange I, LLC	50%	41,574	50%	20,787	Feb-2026	$208	$222
Ambassador Infrastructure, LLC	65%	2,797	100%	2,797	Mar-2027	28	44
Total guaranty liability						$236	$266

For the three and six months ended June 30, 2025 and 2024, the Company evaluated each guaranty, listed in the table above, by evaluating the debt service ratio, cash flow forecasts and the performance of each loan, where applicable. The result of the analysis was that each loan is current and performing. The Company did not record a credit loss related to the guarantees listed in the table above for the three and six months ended June 30, 2025 and 2024.

Note 13 – Share-Based Compensation

Restricted Stock Awards

Compensation expense is recognized on a straight-line basis over the requisite service period. The share-based compensation expense related to restricted stock awards granted under the CBL & Associates Properties, Inc. 2021 Equity Incentive Plan ("EIP") was $2,276 and $4,402 for the three and six months ended June 30, 2025, respectively. The share-based compensation expense related to restricted stock awards was $2,089 and $4,077 for the three and six months ended June 30, 2024, respectively. Share-based compensation cost capitalized as part of real estate assets was $32 and $62 for the three and six months ended June 30, 2025, respectively. Share-based compensation cost capitalized as part of real estate assets was $35 and $59 for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, there was $8,909 of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.6 years. Share-based compensation cost resulting from share-based awards is recorded at the Management Company, which is a taxable entity.

A summary of the status of the Company’s unvested restricted stock awards as of June 30, 2025, and changes during the six months ended June 30, 2025, are presented below:

	Shares	Weighted- Average Grant-Date Fair Value Per Share
Unvested at January 1, 2025	490,864	$26.08
Granted	132,466	$30.85
Vested	(143,680)	$25.00
Unvested at June 30, 2025	479,650	$27.72

The total grant-date fair value of restricted stock awards granted during the six months ended June 30, 2025 was $4,087. The total fair value of restricted stock awards that vested during the six months ended June 30, 2025 was $4,495.

Performance Stock Unit Awards

Compensation cost for the PSUs granted in February 2023, February 2024 and February 2025 is recognized on a straight-line basis over the service period since it is longer than the performance period. The resulting expense is recorded regardless of whether any PSU awards are earned as long as the required service period is met. For the PSUs granted in February 2022, each quarter, management assesses the probability that the measures associated with the Company's outstanding PSU awards will be attained. The Company begins recognizing compensation expense on a straight-line basis over the remaining service period once the PSU award measures are deemed probable of achievement. Share-based compensation expense related to the PSUs granted under the EIP was $1,981 and $3,815 for the three and six months ended June 30, 2025, respectively; and $1,441 and $3,108 for the three and six months ended June 30, 2024, respectively. The unrecognized compensation expense related to the PSUs was $11,254 as of June 30, 2025, which is expected to be recognized over a weighted-average period of 2.3 years.

A summary of the status of the Company’s outstanding PSU awards as of June 30, 2025, and changes during the six months ended June 30, 2025, are presented below:

	PSUs	Weighted- Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2025	571,287	$28.48
2025 PSUs granted	130,312	$35.57
Incremental PSUs granted (1)	43,776	$25.93
Outstanding at June 30, 2025	745,375	$29.57
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

The total grant-date fair value of PSU awards granted during the six months ended June 30, 2025 was $4,635.

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

Note 14 – Noncash Investing and Financing Activities

The Company’s noncash investing and financing activities were as follows:

	Six Months Ended June 30,
	2025	2024
Additions to real estate assets accrued but not yet paid	$11,792	$10,339

Note 15 – Subsequent Events

In July 2025, the Company redeemed $27,654 in U.S. Treasury securities and purchased $97,652 in new U.S. Treasury securities.

In July 2025, the Company closed on a new $78,000, five-year non-recourse loan secured by Cross Creek Mall. The new loan bears a fixed interest rate of 6.856%.

In July 2025, the loan secured by Southpark Mall entered default and the property was placed into receivership. The Company anticipates returning the property to the lender.

In July 2025, the Company sold The Promenade for $83,100. Proceeds from the transaction were used to fund the WPG acquisition.

In July 2025, the Company closed on the WPG acquisition. The malls include Ashland Town Center in Ashland, KY, Mesa Mall in Grand Junction, CO, Paddock Mall in Ocala, FL, and Southgate Mall in Missoula, MT. Concurrently with the WPG acquisition, the Company completed a modification and extension of the existing $332,956 non-recourse open-air centers and outparcels loan, which was scheduled to initially mature in June 2027. The loan was modified to include the WPG acquisition properties, increasing the principal balance by $110,000 to $442,956 and extending the initial maturity through October 2030, with one, two-year extension option for a final maturity in October 2032. For the initial five-year term, the interest-only loan will bear a fixed interest rate of 7.70% on a principal balance of approximately $368,000 and a floating interest rate of SOFR plus 410 basis points on the remaining balance of approximately $75,000. The full principal balance will convert to the floating rate after the initial term. Supported by the incremental cash flow growth from the WPG acquisition, our board of directors authorized a 12.5% increase in the regular common dividend to an annualized rate of $1.80 per share for the quarter ending September 30, 2025.

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

Executive Overview

We are a self-managed, self-administered, fully integrated REIT that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, outlet centers, lifestyle centers, open-air centers and other properties. See Note 1 to the condensed consolidated financial statements for information on our property interests as of June 30, 2025. We have elected to be taxed as a REIT for federal income tax purposes.

The following summarizes our net income and net income attributable to common shareholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$2,158	$4,291	$10,545	$3,817
Net income attributable to common shareholders	$2,567	$4,484	$10,779	$4,275

Significant items that affected comparability between the three-month periods include:

•
Items increasing net income for the three months ended June 30, 2025 compared to the prior-year period:
•
Rental revenues were $12.4 million higher; and
•
Gain on sales of real estate assets was $1.4 million higher.
•
Items decreasing net income for the three months ended June 30, 2025 compared to the prior-year period:
•
Depreciation and amortization expense was $1.0 million higher;
•
Real estate taxes were $2.0 million higher;
•
Interest expense was $4.6 million higher;
•
Maintenance and repairs expense was $1.2 million higher; and
•
Property operating expense was $2.8 million higher.

Significant items that affected comparability between the six-month periods include:

•
Items increasing net income for the six months ended June 30, 2025 compared to the prior-year period:
•
Rental revenues were $25.7 million higher; and
•
Gain on sales of real estate assets was $19.2 million higher.
•
Items decreasing net income for the six months ended June 30, 2025 compared to the prior-year period:
•
Depreciation and amortization expense was $8.5 million higher;
•
Real estate taxes were $8.5 million higher;
•
Interest expense was $9.0 million higher;
•
Maintenance and repairs expense was $4.7 million higher; and
•
Property operating expense was $4.9 million higher.

Our focus is on continuing to execute our strategy to improve occupancy, drive rent growth and transform the offerings available at our properties to include a targeted mix of retail, service, dining, entertainment and other non-retail uses, primarily through the re-tenanting of former anchor locations as well as diversification of in-line tenancy. This operational strategy is also supported by our balance sheet strategy of reducing overall debt, extending our debt maturity schedule and lowering our overall cost of borrowings to limit maturity risk, as well as improving net cash flow and enhancing enterprise value. In July 2025, we closed on the acquisition of four enclosed malls for $178.9 million (the "WPG acquisition"). The malls include Ashland Town Center in Ashland, KY, Mesa Mall in Grand Junction, CO, Paddock Mall in Ocala, FL, and Southgate Mall in Missoula, MT. The WPG acquisition represents significant progress in the execution of our portfolio optimization strategy as we utilize proceeds from non-core asset sales at single-digit cap rates, such as the $83.1 million sale of The Promenade completed in July 2025, to invest in stable market-dominant malls that generate immediate accretion to our portfolio's free cash flow.

The WPG acquisition also furthers our goal of enhancing returns to shareholders. Supported by the incremental cash flow growth from the WPG acquisition, our board of directors has authorized a 12.5% increase in the regular common dividend to an annualized rate of $1.80 per share. This is in addition to the special cash dividend of $0.80 per share paid in March 2025 and the board of director's authorization of a new $25 million stock repurchase program in May 2025.

Additionally, we have made significant progress on our balance sheet in recent months. In July 2025, we announced a new $78.0 million non-recourse loan secured by Cross Creek Mall in Fayetteville, NC. The new five-year loan bears a fixed interest rate of 6.856%, a more than 130 basis point improvement over the prior rate. We also expanded our existing non-recourse open-air centers and outparcels loan with the WPG acquisition, extending the overall loan maturity by seven years and fixing the rate on the majority of the loan amount. These financings strengthen our balance sheet by extending our maturities, reducing interest rate risk, locking in attractive returns and increasing cash flow generation. While the industry and our Company continue to face challenges, some of which may not be in our control, we believe that the strategies in place to improve occupancy, diversify our tenant mix and redevelop our properties will continue to contribute to stabilization of our portfolio and revenues in future years.

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

Results of Operations

Properties that were in operation for the entire year during 2024 and the six months ended June 30, 2025 are referred to as the "Comparable Properties." Since January 2024, we have opened, consolidated, acquired, deconsolidated and disposed of the following properties:

Properties Opened

Property	Location	Date Opened
Friendly Center Medical Office (1)	Greensboro, NC	August 2024
(1)
The property is owned by a joint venture that is accounted for using the equity method of accounting and is included in equity in earnings of unconsolidated affiliates in the accompanying condensed consolidated statements of operations.

Consolidations

Property	Location	Date of Consolidation
CoolSprings Galleria	Nashville, TN	December 2024
Oak Park Mall	Overland Park, KS	December 2024
West County Center	Des Peres, MO	December 2024

Acquisitions

Property	Location	Date of Consolidation
Ashland Town Center (1)	Ashland, KY	July 2025
Mesa Mall (1)	Grand Junction, CO	July 2025
Paddock Mall (1)	Ocala, FL	July 2025
Southgate Mall (1)	Missoula, MT	July 2025

(1)
The transaction occurred subsequent to June 30, 2025. See Note 15 for more information.

Deconsolidations

Property	Location	Date Opened
Southpark Mall (1)	Colonial Heights, VA	August 2025

(1)
The transaction occurred subsequent to June 30, 2025. See Note 15 for more information.

Dispositions

Property	Location	Date of Disposition
Layton Hills Mall	Layton, UT	August 2024
Layton Hills Convenience Center	Layton, UT	September 2024

Property	Location	Date of Disposition
Layton Hills Plaza	Layton, UT	September 2024
Monroeville Mall	Monroeville, PA	January 2025
Annex at Monroeville	Monroeville, PA	January 2025
Imperial Valley Mall	El Centro, CA	February 2025
840 Greenbrier Circle	Chesapeake, VA	June 2025
The Promenade (1)	D'Iberville, MS	July 2025
(1)
The transaction occurred subsequent to June 30, 2025. See Note 15 for more information.

We consider properties undergoing major redevelopment, properties being considered for repositioning, properties where we intend to renegotiate the terms of the debt secured by the related property or return the property to the lender as non-core. As of June 30, 2025, Brookfield Square, Harford Mall, Laurel Park Place and Southpark Mall were designated as non-core. Additionally, The Promenade was in the process of being sold and therefore was designated as non-core as of June 30, 2025.

Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024

Revenues

	Three Months Ended June 30,
	2025	2024	Change	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	All Other
Rental revenues	$136,453	$124,071	$12,382	$12,542	$(273)	$907	$(255)	$(539)
Management, development and leasing fees	1,357	1,817	(460)	—	—	—	—	(460)
Other	3,095	3,777	(682)	(175)	(22)	(28)	(37)	(420)
Total revenues	$140,905	$129,665	$11,240	$12,367	$(295)	$879	$(292)	$(1,419)

Rental revenues increased primarily due to the consolidation of CoolSprings Galleria, Oak Park Mall and West County Center in December 2024, which resulted in an increase of $21.0 million during the current-year period. The increase was partially offset by $8.5 million of rental revenues associated with properties sold since the prior-year period. Rental revenues at the comparable properties were flat compared to the prior-year period.

Operating Expenses

	Three Months Ended June 30,
	2025	2024	Change	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	All Other
Property operating	$(23,583)	$(20,740)	$(2,843)	$(2,377)	$53	$(145)	$(525)	$151
Real estate taxes	(15,027)	(13,028)	(1,999)	(1,929)	(52)	(74)	2	54
Maintenance and repairs	(10,372)	(9,179)	(1,193)	(935)	(36)	(91)	(71)	(60)
Property operating expenses	(48,982)	(42,947)	(6,035)	(5,241)	(35)	(310)	(594)	145
Depreciation and amortization	(39,702)	(38,664)	(1,038)	(4,054)	53	56	2,224	683
General and administrative	(15,188)	(14,831)	(357)	—	—	—	—	(357)
Loss on impairment	(1,457)	—	(1,457)	—	—	—	—	(1,457)
Litigation settlement	—	72	(72)	—	—	—	—	(72)
Other	(30)	(127)	97	(30)	—	—	—	127
Total operating expenses	$(105,359)	$(96,497)	$(8,862)	$(9,325)	$18	$(254)	$1,630	$(931)

Total property operating expenses increased primarily due to the consolidation of CoolSprings Galleria, Oak Park Mall and West County Center in December 2024, which resulted in an increase of $7.7 million during the current-year period. Also, the increase was impacted by state franchise tax rebates received in the prior-year period. The increase was partially offset by $3.7 million of total property operating expenses associated with properties sold since the prior-year period.

Depreciation and amortization expense increased primarily due to the addition of tangible assets and intangible lease assets recognized upon the consolidation of CoolSprings Galleria, Oak Park Mall and West County Center in December 2024, which resulted in an increase of $13.2 million during the current-year period. The increase was partially offset by tenant improvement and intangible in-place lease assets recognized upon the adoption of fresh start accounting on November 1, 2021 becoming fully depreciated or amortized since the prior-year period. Also, dispositions accounted for a $2.1 million decrease in the current-year period as compared to the prior-year period.

Other Income and Expenses

Interest expense increased $4.6 million during the three months ended June 30, 2025 as compared to the prior-year period. The increase was primarily due to higher accretion of property-level debt discounts and property-level interest expense associated with the consolidation of CoolSprings Galleria, Oak Park Mall and West County Center in December 2024. The increase was partially offset by lower interest expense on the secured term loan due to paydowns that have occurred since the prior-year period, as well as a lower variable interest rate in the current-year period.

During the three months ended June 30, 2025, we recognized a $1.3 million gain on sales of real estate assets primarily related to the sale of an outparcel.

Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024

Revenues

	Six Months Ended June 30,
	2025	2024	Change	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	All Other
Rental revenues	$273,813	$248,098	$25,715	$26,289	$(251)	$907	$(631)	$(599)
Management, development and leasing fees	2,674	3,722	(1,048)	—	—	—	—	(1,048)
Other	6,186	6,962	(776)	36	(112)	(161)	(125)	(414)
Total revenues	$282,673	$258,782	$23,891	$26,325	$(363)	$746	$(756)	$(2,061)

Rental revenues increased primarily due to the consolidation of CoolSprings Galleria, Oak Park Mall and West County Center in December 2024, which resulted in an increase of $41.8 million during the current-year period. The increase was partially offset by $14.7 million of rental revenues associated with properties sold since the prior-year period.

Operating Expenses

	Six Months Ended June 30,
	2025	2024	Change	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	All Other
Property operating	$(49,461)	$(44,567)	$(4,894)	$(5,135)	$(91)	$(273)	$(255)	$860
Real estate taxes	(30,758)	(22,297)	(8,461)	(7,698)	(121)	(193)	(665)	216
Maintenance and repairs	(23,838)	(19,117)	(4,721)	(4,062)	(114)	(240)	(240)	(65)
Property operating expenses	(104,057)	(85,981)	(18,076)	(16,895)	(326)	(706)	(1,160)	1,011
Depreciation and amortization	(85,243)	(76,704)	(8,539)	(14,159)	207	547	3,481	1,385
General and administrative	(35,895)	(35,245)	(650)	—	—	—	—	(650)
Loss on impairment	(1,457)	(836)	(621)	—	—	—	—	(621)
Litigation settlement	—	140	(140)	—	—	—	—	(140)
Other	(30)	(127)	97	(30)	—	—	—	127
Total operating expenses	$(226,682)	$(198,753)	$(27,929)	$(31,084)	$(119)	$(159)	$2,321	$1,112

Total property operating expenses increased primarily due to the consolidation of CoolSprings Galleria, Oak Park Mall and West County Center in December 2024, which resulted in an increase of $15.8 million during the current-year period. Also, the increase was impacted by state franchise tax rebates received in the prior-year period, as well as an increase in non-contract exterior maintenance costs, primarily driven by an increase in snow removal expense across our properties. The increase was partially offset by $2.2 million of total property operating expenses associated with properties sold since the prior-year period.

Depreciation and amortization expense increased primarily due to the addition of tangible assets and intangible lease assets recognized upon the consolidation of CoolSprings Galleria, Oak Park Mall and West County Center in December 2024, which resulted in an increase of $30.4 million during the current-year period. The increase was partially offset by tenant improvement and intangible in-place lease assets recognized upon the adoption of fresh start accounting on November 1, 2021 becoming fully depreciated or amortized since the prior-year period. Also, dispositions accounted for a $3.8 million decrease in the current-year period as compared to the prior-year period.

Other Income and Expenses

Interest expense increased $9.0 million during the six months ended June 30, 2025 as compared to the prior-year period. The increase was primarily due to higher accretion of property-level debt discounts and property-level interest expense associated with the consolidation of CoolSprings Galleria, Oak Park Mall and West County Center in December

2024. The increase was partially offset by lower interest expense on the secured term loan due to paydowns that have occurred since the prior-year period, as well as a lower variable interest rate in the current-year period.

During the six months ended June 30, 2025, we recognized a $22.9 million gain on sales of real estate assets related to the sales of Imperial Valley Mall, Monroeville Mall, Annex at Monroeville, three outparcels associated with the Monroeville Mall properties, a land parcel associated with Imperial Valley Mall and an outparcel. During the six months ended June 30, 2024 we recognized a $3.7 million gain on sales of real estate assets related to the sale of an anchor parcel.

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

We include a property in our same-center pool when we have owned all or a portion of the property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year and current year-to-date period. New properties are excluded from same-center NOI until they meet these criteria. Properties excluded from the same-center pool that would otherwise meet these criteria are categorized as excluded properties. We exclude properties which are under major redevelopment or are being considered for repositioning, and where we are working or intend to work with the lender on a restructure of the terms of the loan secured by the property or convey the secured property to the lender (“Excluded Properties”). As of June 30, 2025, Brookfield Square, Harford Mall, Laurel Park Place, and Southpark Mall were classified as Excluded Properties. The Promenade also was considered an Excluded Property because it was in the process of being sold.

Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss).

A reconciliation of our same-center NOI to net income for the three- and six-month periods ended June 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$2,158	$4,291	$10,545	$3,817
Adjustments: (1)
Depreciation and amortization, including our share of unconsolidated affiliates and net of noncontrolling interests' share	42,579	42,665	91,126	84,134
Interest expense, including our share of unconsolidated affiliates and net of noncontrolling interests' share	50,262	55,420	100,763	111,448
Abandoned projects expense	27	127	27	127
(Gain) loss on sales of real estate assets	(1,339)	50	(22,871)	(3,671)
Gain on sales of real estate assets of unconsolidated affiliates	(832)	—	(1,867)	—
Adjustment for unconsolidated affiliates with negative investment	2,102	(4,801)	3,636	(7,369)
Loss on extinguishment of debt	—	—	217	—
Loss on impairment	1,457	—	1,457	836
Litigation settlement	—	(72)	—	(140)
Income tax provision (benefit)	369	650	(102)	492
Lease termination fees	(438)	(706)	(1,401)	(1,689)
Straight-line rent and above- and below-market lease amortization	2,013	2,474	6,275	6,481
Net loss attributable to noncontrolling interests in other consolidated subsidiaries	603	453	1,011	977
General and administrative expenses	15,188	14,831	35,895	35,245
Management fees and non-property level revenues	(5,326)	(6,543)	(10,983)	(12,990)
Operating Partnership's share of property NOI	108,823	108,839	213,728	217,698
Non-comparable NOI	(3,954)	(3,430)	(8,732)	(9,808)
Total same-center NOI	$104,869	$105,409	$204,996	$207,890
(1)
Adjustments are based on our Operating Partnership's pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.

Same-center NOI decreased 0.5% for the three months ended June 30, 2025 as compared to the prior-year period. The $0.5 million decrease for the three months ended June 30, 2025 compared to the same period in 2024 primarily consisted of a $2.7 million increase in revenues offset by a $3.2 million increase in operating expenses. Rental revenues were $2.6 million higher primarily due to higher minimum rents, percentage rents and tenant reimbursements in the current-year period. The increase in rental revenues was also impacted by a favorable variance in the estimate for uncollectable revenues during the current-year period as compared to the prior-year period. Property operating expenses increased in the current-year period primarily due to one-time real estate and franchise tax refunds received in the prior-year period, as well as higher non-contract exterior maintenance costs.

Same-center NOI decreased 1.4% for the six months ended June 30, 2025 as compared to the prior-year period. The $2.9 million decrease for the six months ended June 30, 2025 compared to the same period in 2024 primarily consisted of a $4.0 million increase in revenues offset by a $6.9 million increase in operating expenses. Rental revenues were $3.9 million higher primarily due to higher minimum rents and tenant reimbursements in the current-year period. The increase in rental revenues was also impacted by a favorable variance in the estimate for uncollectable revenues during the current-year period as compared to the prior-year period. Property operating expenses increased in the current-year period primarily due to one-time real estate and franchise tax refunds received in the prior-year period, as well as higher non-contract exterior maintenance costs.

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

We derive the majority of our revenues from the malls, lifestyle centers and outlet centers. The sources of our revenues by property type were as follows:

	Six Months Ended June 30,
	2025	2024
Malls	71.0%	71.8%
Outlet Centers	5.3%	5.0%
Lifestyle Centers	7.6%	7.1%
Open-Air Centers	11.1%	10.7%
All Other Properties	5.0%	5.4%

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

	Sales Per Square Foot for the Trailing Twelve Months Ended June 30,
	2025	2024	% Change
Malls, lifestyle centers and outlet centers same-center sales per square foot	$423	$417	1.4%

Occupancy

Our portfolio occupancy is summarized in the following table (Excluded Properties are not included in occupancy metrics):

	As of June 30,
	2025	2024
Total portfolio	88.8%	88.7%
Malls, lifestyle centers and outlet centers:
Total malls	86.2%	85.9%
Total lifestyle centers	90.8%	90.6%
Total outlet centers	91.2%	89.9%
Total same-center malls, lifestyle centers and outlet centers	87.3%	87.2%
Open-air centers	93.6%	94.9%
All Other Properties	91.0%	87.9%

Leasing

The following is a summary of the total square feet of leases signed in the three- and six-month periods ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating portfolio:
New leases	211,811	363,628	323,605	585,998
Renewal leases	999,388	710,986	1,464,519	1,635,417
Development portfolio:
New leases	6,058	—	6,058	—
Total leased	1,217,257	1,074,614	1,794,182	2,221,415

Average annual base rents per square foot are based on contractual rents in effect as of June 30, 2025 and 2024, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type:

	Six Months Ended June 30,
	2025	2024
Total portfolio (1)	$26.70	$26.01
Malls, lifestyle centers and outlet centers:
Total same-center malls, lifestyle centers and outlet centers	31.67	31.84
Total malls	31.75	31.49
Total lifestyle centers	32.68	31.20
Total outlet centers	30.35	29.09
Open-air centers	16.16	15.52
All Other Properties	21.75	20.76
(1)
Excluded Properties are not included.

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the three- and six-month periods ended June 30, 2025 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are set forth below. Rent concessions typically consist of periods of free rent. The impact of such concessions was not material for the period presented below.

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF	% Change Average
Three Months Ended June 30, 2025:
All Property Types (1)	773,583	$38.00	$37.99	(0.0)%	$39.22	3.2%
Malls, Lifestyle Centers & Outlet Centers (2)	747,306	38.45	38.37	(0.2)%	39.60	3.0%
New leases (2)	80,257	32.80	42.32	29.0%	45.76	39.5%
Renewal leases (2)	667,049	39.13	37.90	(3.1)%	38.86	(0.7)%
Open Air Centers	11,077	31.51	35.27	11.9%	38.38	21.8%

Six Months Ended June 30, 2025:
All Property Types (1)	1,246,509	$40.17	$39.27	(2.2)%	$40.53	0.9%
Malls, Lifestyle Centers & Outlet Centers (2)	1,191,568	40.81	39.80	(2.5)%	41.07	0.6%
New leases (2)	134,793	39.45	46.95	19.0%	51.45	30.4%
Renewal leases (2)	1,056,775	40.98	38.89	(5.1)%	39.75	(3.0)%
Open Air Centers	39,741	26.21	28.18	7.5%	29.62	13.0%

(1)
Includes malls, lifestyle centers, outlet centers, open-air centers and other.
(2)
The change is primarily driven by malls.

New and renewal leasing activity of comparable small shop space of less than 10,000 square feet based on the lease commencement date is as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2025:
New	65	181,755	7.05	$45.76	$50.61	$34.79	$10.97	31.5%	$15.82	45.5%
Renewal	475	1,541,875	2.86	36.00	36.77	37.43	(1.43)	(3.8)%	(0.66)	(1.8)%
Commencement 2025 Total	540	1,723,630	3.37	37.03	38.23	37.15	(0.12)	(0.3)%	1.08	2.9%

Commencement 2026:
New	11	25,135	8.67	57.50	63.56	51.61	5.89	11.4%	11.95	23.2%
Renewal	84	354,271	3.16	38.87	39.86	38.84	0.03	0.1%	1.02	2.6%
Commencement 2026 Total	95	379,406	3.80	40.10	41.43	39.68	0.42	1.1%	1.75	4.4%

Total 2025/2026	635	2,103,036	3.43	$37.58	$38.81	$37.61	$(0.03)	(0.1)%	$1.20	3.2%

Liquidity and Capital Resources

As of June 30, 2025, we had $288.0 million available in unrestricted cash and U.S. Treasury securities. Our total pro rata share of debt, excluding unamortized deferred financing costs and debt discounts, at June 30, 2025 was $2,598.9 million. We had $76.0 million in restricted cash at June 30, 2025 related to cash held in escrow accounts for insurance, real estate taxes, capital expenditures and tenant allowances as required by the terms of certain mortgage notes payable, as well as amounts related to cash management agreements with lenders of certain property-level mortgage indebtedness, which are designated for debt service and operating expense obligations. We also had restricted cash of $28.2 million related to the properties that secure the corporate term loan and the open-air centers and outparcels loan of which we may receive a portion via distributions semiannually and quarterly in accordance with the provisions of the term loan and the open-air centers and outparcels loan, respectively.

During the six months ended June 30, 2025, we continued to reinvest the cash from maturing U.S. Treasury securities into new U.S. Treasury securities. We designated our U.S. Treasury securities as available-for-sale. As of June 30, 2025, our U.S. Treasury securities have maturities through May 2026. Subsequent to June 30, 2025, we redeemed and purchased additional U.S. Treasury securities. See Note 15 for more information.

In January 2025, we acquired four Macy's stores for $6.2 million, which include land, buildings and improvements, for future redevelopment at the respective properties. Subsequent to June 30, 2025, we closed on the WPG acquisition for $178.9 million. See Note 15.

In January 2025, we sold Monroeville Mall and the Annex at Monroeville for $34.0 million. A portion of the proceeds from the sale were used to paydown the open-air centers and outparcels loan by $7.1 million. In February 2025, we sold Imperial Valley Mall for $38.1 million. Net proceeds from the sale were used to paydown the secured term loan principal balance by $41.1 million. In June 2025, we sold 840 Greenbrier Circle for $3.5 million. Also, during the six months ended June 30, 2025, we sold three outparcels which generated $4.0 million in gross proceeds at our share. Subsequent to June 30, 2025, we sold The Promenade for $83.1 million. Proceeds from the sale of The Promenade were used to fund the WPG acquisition. See Note 15.

During the six months ended June 30, 2025, we exercised the extension options on two loans and entered short-term loan extensions for two loans. In March 2025, we were notified by the lender that the loan secured by The Outlet Shoppes at Laredo was in default and we are in discussions with the lender regarding a loan modification. In March 2025, the Alamance Crossing East foreclosure process was completed. Alamance Crossing East had an outstanding loan balance of $41.1 million prior to completion of the foreclosure process. Subsequent to June 30, 2025, we closed on a new $78.0 million, five-year non-recourse loan secured by Cross Creek Mall and the loan secured by Southpark Mall entered default and the property was placed into receivership. See Note 15. Subsequent to June 30, 2025, we completed a modification and extension of the existing $333.0 million non-recourse open-air centers and outparcels loan, which was scheduled to initially mature in June 2027. The loan was modified to include the WPG acquisition properties, increasing the principal balance by $110.0 million to $443.0 million and extending the initial maturity through October 2030, with one, two-year extension option for a final maturity in October 2032. See Note 15 for more information.

We paid common stock dividends of $0.40 per share in each of the first and second quarters of 2025. Additionally, our board of directors declared a special dividend of $0.80 per share of common stock, which was paid in cash during the first quarter of 2025. The special dividend was made to ensure that we meet the minimum requirement to maintain our status as a REIT. Subsequent to June 30, 2025, our board of directors authorized a 12.5% increase in the regular common dividend to an annualized rate of $1.80 per share for the quarter ending September 30, 2025. See Note 15.

As of June 30, 2025, our total share of consolidated, unconsolidated and other outstanding debt, excluding debt discounts and deferred financing costs, maturing during 2025, assuming all extension options are elected, is $127.7 million, and our total share of consolidated, unconsolidated and other outstanding debt, excluding debt discounts and deferred financing costs, that matured prior to 2025, which remains outstanding at June 30, 2025, is $46.9 million, consisting of two property-level loans.

Cash Flows - Operating, Investing and Financing Activities

There was $204.5 million of cash, cash equivalents and restricted cash as of June 30, 2025, an increase of $63.3 million from June 30, 2024. Of this amount, $100.3 million was unrestricted cash and cash equivalents as of June 30, 2025. Also, at June 30, 2025, we had $187.7 million in U.S. Treasuries with maturities through May 2026.

Our net cash flows are summarized as follows (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Net cash provided by operating activities	$99,947	$94,964	$4,983
Net cash provided by investing activities	98,055	12,882	85,173
Net cash used in financing activities	(147,310)	(89,684)	(57,626)
Net cash flows	$50,692	$18,162	$32,530

Cash Provided By Operating Activities

Cash provided by operating activities increased primarily due to the consolidation of CoolSprings Galleria, Oak Park Mall and West County Center in December 2024. The increase was partially offset by the sales of the Layton Hills properties, the Monroeville properties and Imperial Valley Mall since the prior-year period.

Cash Provided By Investing Activities

Cash provided by investing activities increased primarily due to the sales of the Layton Hills properties, the Monroeville properties, Imperial Valley Mall and 840 Greenbrier Circle since the prior-year period, as well as a higher amount of net redemptions of U.S. Treasury securities during the current-year period. The increase was partially offset by a higher amount of additions and acquisitions of real estate assets during the current-year period.

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

Debt

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling interests’ share of consolidated properties. Prior to consideration of unamortized deferred financing costs or debt discounts, of our $2,598.9 million outstanding debt at June 30, 2025, $2,575.3 million constituted non-recourse debt obligations and $23.6 million constituted recourse debt obligations. We believe the tables below provide investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

June 30, 2025:	Consolidated	Noncontrolling Interests	Other Debt (1)	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (2)
Fixed-rate debt:
Non-recourse loans on operating properties	$1,207,714	$(24,108)	$—	$363,244	$1,546,850	4.96%
Non-recourse open-air centers and outparcels loan	166,478	—	—	—	166,478	6.95%	(3)
Recourse loan on an operating property	—	—	—	2,797	2,797	7.26%
Total fixed-rate debt	1,374,192	(24,108)	—	366,041	1,716,125	5.16%
Variable-rate debt:
Non-recourse loans on operating properties	31,980	(11,193)	—	8,875	29,662	7.21%
Recourse loan on an operating property	—	—	—	20,787	20,787	7.57%
Non-recourse open-air centers and outparcels loan	166,478	—	—	—	166,478	8.42%	(3)
Non-recourse, secured term loan	665,812	—	—	—	665,812	7.19%
Total variable-rate debt	864,270	(11,193)	—	29,662	882,739	7.43%
Total fixed-rate and variable-rate debt	2,238,462	(35,301)	—	395,703	2,598,864	5.93%
Unamortized deferred financing costs	(6,619)	102	—	(2,381)	(8,898)
Debt discounts (4)	(92,067)	873	—	—	(91,194)
Total mortgage and other indebtedness, net	$2,139,776	$(34,326)	$—	$393,322	$2,498,772

December 31, 2024:	Consolidated	Noncontrolling Interests	Other Debt (1)	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (2)
Fixed-rate debt:
Non-recourse loans on operating properties	$1,233,767	$(24,392)	$41,122	$368,578	$1,619,075	4.98%
Non-recourse open-air centers and outparcels loan	170,031	—	—	—	170,031	6.95%	(3)
Recourse loan on an operating property	—	—	—	4,361	4,361	7.26%
Total fixed-rate debt	1,403,798	(24,392)	41,122	372,939	1,793,467	5.18%
Variable-rate debt:
Non-recourse loans on operating properties	32,580	(11,403)	—	4,740	25,917	7.99%
Recourse loan on an operating property	—	—	—	22,249	22,249	7.55%
Non-recourse open-air centers and outparcels loan	170,031	—	—	—	170,031	8.65%	(3)
Non-recourse, secured term loan	725,495	—	—	—	725,495	7.42%
Total variable-rate debt	928,106	(11,403)	—	26,989	943,692	7.66%
Total fixed-rate and variable-rate debt	2,331,904	(35,795)	41,122	399,928	2,737,159	6.03%
Unamortized deferred financing costs	(8,688)	168	—	(2,613)	(11,133)
Debt discounts (4)	(110,536)	1,803	—	—	(108,733)
Total mortgage and other indebtedness, net	$2,212,680	$(33,824)	$41,122	$397,315	$2,617,293

(1)
As of December 31, 2024, represents the outstanding loan balances for Alamance Crossing East. The property was deconsolidated due to a loss of control when the property was placed into receivership in connection with the foreclosure process. The foreclosure process was completed in March 2025.
(2)
Weighted-average interest rate excludes amortization of deferred financing costs.
(3)
The interest rate is a fixed 6.95% for half of the outstanding loan balance, with the other half of the loan bearing a variable interest rate based on the 30-day SOFR plus 4.10%. The Operating Partnership has an interest rate swap on a notional amount of $32,000 related to the variable portion of the loan to effectively fix the interest rate at 7.3975%. Subsequent to June 30, 2025, we completed a modification and extension of the existing loan. See Note 15 for more information.
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

The weighted-average remaining term of our total share of consolidated and unconsolidated debt, excluding debt discounts and deferred financing costs, was 2.0 years and 2.4 years at June 30, 2025 and December 31, 2024, respectively. The weighted-average remaining term of our pro rata share of fixed-rate debt, excluding debt discounts and deferred financing costs, was 2.7 years and 3.0 years at June 30, 2025 and December 31, 2024, respectively.

As of June 30, 2025 and December 31, 2024, our total share of consolidated and unconsolidated variable-rate debt, excluding debt discounts and deferred financing costs, represented 34.0% and 34.5%, respectively, of our total pro rata share of debt, excluding debt discounts and deferred financing costs.

See Note 8 to the condensed consolidated financial statements for information concerning activity related to unconsolidated affiliates. Subsequent to June 30, 2025, we closed on a new $78.0 million, five-year non-recourse loan secured by Cross Creek Mall and the loan secured by Southpark Mall entered default and the property was placed into receivership. See Note 15. Subsequent to June 30, 2025, we completed a modification and extension of the existing $333.0 million non-recourse open-air centers and outparcels loan, which was scheduled to initially mature in June 2027. The loan was modified to include the WPG acquisition properties, increasing the principal balance by $110.0 million to $443.0 million and extending the initial maturity through October 2030, with one, two-year extension option for a final maturity in October 2032. See Note 15 for more information.

Equity

We paid common stock dividends of $0.40 per share in each of the first and second quarters of 2025. Additionally, our board of directors declared a special dividend of $0.80 per share of common stock, which was paid in cash during the first quarter of 2025. The special dividend was made to ensure that we meet the minimum requirement to maintain our status as a REIT. The decision to declare and pay dividends on any outstanding shares of our common stock, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors and will depend on our earnings, taxable income, FFO, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our then-current indebtedness, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, Delaware law and such other factors as our board of directors deems relevant. Any dividends payable will be determined by our board of directors based upon the circumstances at the time of declaration. Our actual results of operations will be affected by a number of factors, including the revenues received from our properties, our operating expenses, interest expense, capital expenditures and the ability of the anchors and tenants at our properties to meet their obligations for payment of rents and tenant reimbursements.

Subsequent to June 30, 2025, our board of directors authorized a 12.5% increase in the regular common dividend to an annualized rate of $1.80 per share for the quarter ending September 30, 2025. See Note 15.

Capital Expenditures

The following table, which excludes expenditures for developments, redevelopments and expansions, summarizes our capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the three and six months ended June 30 2025 compared to the same period in 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Tenant allowances (1)	$3,327	$4,070	$9,870	$6,052

Maintenance capital expenditures:
Parking area and parking area lighting	2,059	1,005	3,056	1,285
Roof replacements	1,604	1,041	2,880	1,989
Other capital expenditures	5,060	4,301	8,975	8,490
Total maintenance capital expenditures	8,723	6,347	14,911	11,764

Capitalized overhead	214	429	594	481

Capitalized interest	137	139	250	273

Total capital expenditures	$12,401	$10,985	$25,625	$18,570
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

Developments

Properties Under Development at June 30, 2025

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2025 Cost	Expected Opening Date	Initial Unleveraged Yield
Outparcel Development:
Mayfaire Town Center - hotel development	Wilmington, NC	49%	83,021	$15,435	$15,955	$4,102	Summer '25	11.0%

Redevelopments:
Friendly Center - Cooper's Hawk	Greensboro, NC	50%	10,600	2,551	503	480	Summer '25	10.2%
Friendly Center - North Italia	Greensboro, NC	50%	6,000	2,550	504	504	Winter '25	8.1%
Total Redevelopments			16,600	5,101	1,007	984

Total Properties Under Development			99,621	$20,536	$16,962	$5,086

(1)
Total Cost is presented net of reimbursements to be received.
(2)
Cost to Date does not reflect reimbursements until they are received.

Off-Balance Sheet Arrangements

Unconsolidated Affiliates

We have ownership interests in 23 unconsolidated affiliates as of June 30, 2025 that are described in Note 8 to the condensed consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the condensed consolidated balance sheets as investments in unconsolidated affiliates.

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

See Note 12 to the condensed consolidated financial statements for information related to our guarantees of unconsolidated affiliates' debt as of June 30, 2025 and December 31, 2024.

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

Our Annual Report on Form 10-K for the year ended December 31, 2024 contains a discussion of our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these policies and estimates during the six months ended June 30, 2025. Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The reconciliation of net income attributable to common shareholders to FFO allocable to Operating Partnership common unitholders for the three and six months ended June 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to common shareholders	$2,567	$4,484	$10,779	$4,275
Noncontrolling interest in income of Operating Partnership	2	—	8	—
Earnings allocable to unvested restricted stock	(524)	260	(493)	519
Depreciation and amortization expense of:
Consolidated properties	39,702	38,664	85,243	76,704
Unconsolidated affiliates	3,256	4,473	6,688	8,462
Non-real estate assets	(247)	(254)	(494)	(513)
Noncontrolling interests' share of depreciation and amortization in other consolidated subsidiaries	(379)	(472)	(805)	(1,032)
Loss on impairment, net of taxes	1,078	—	1,078	619
Gain on depreciable property, net of taxes	—	—	(21,706)	(3,721)
FFO allocable to Operating Partnership common unitholders	45,455	47,155	80,298	85,313
Debt discount accretion, including our share of unconsolidated affiliates and net of noncontrolling interests' share (1)	9,197	11,722	18,404	23,517
Adjustment for unconsolidated affiliates with negative investment (2)	2,102	(4,801)	3,636	(7,369)
Litigation settlement (3)	—	(72)	—	(140)
Non-cash default interest expense (4)	517	—	880	—
Loss on extinguishment of debt (5)	—	—	217	—
FFO allocable to Operating Partnership common unitholders, as adjusted	$57,271	$54,004	$103,435	$101,321
(1)
In conjunction with the acquisition of our partners' 50% joint venture interests in CoolSprings Galleria, Oak Park Mall and West County Center and the implementation of fresh start accounting upon emergence from bankruptcy, we recognized debt discounts equal to the difference between the outstanding balance of mortgage notes payable and the estimated fair value of such mortgage notes payable. The debt discounts are accreted as additional interest expense over the terms of the respective mortgage notes payable using the effective interest method. We began recognizing the debt discount accretion associated with the consolidation of CoolSprings Galleria, Oak Park Mall and West County Center during the six months ended June 30, 2025.
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
(4)
The three and six months ended June30, 2025 includes default interest on loans past their maturity dates.
(5)
During the six months ended June 30, 2025, we made a partial paydown on the open-air centers and outparcels loan and recognized loss on extinguishment of debt related to a prepayment fee.

The increase in FFO, as adjusted, for the three and six months ended June 30, 2025 was primarily driven by the consolidation of CoolSprings Galleria, Oak Park Mall and West County Center in December 2024. The increase was partially offset by the sales of Imperial Valley Mall, the Layton Hills properties, Annex at Monroeville and Monroeville Mall.

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

Interest Rate Risk

As discussed in greater detail in Note 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, the Company uses interest rate swaps to manage its interest rate risk. Based on our proportionate share of consolidated and unconsolidated variable-rate debt at June 30, 2025, a 0.5% increase or decrease in interest rates on variable-rate debt would increase or decrease annual interest expense by approximately $4.4 million.

Based on our proportionate share of total consolidated, unconsolidated and other debt at June 30, 2025, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $14.9 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $15.3 million.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3: Defaults Upon Senior Securities

Not applicable.

ITEM 4: Mine Safety Disclosures

Not applicable.

ITEM 5: Other Information

During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Act).

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

CBL & ASSOCIATES PROPERTIES, INC.

Date: August 6, 2025	/s/ Benjamin W. Jaenicke
Benjamin W. Jaenicke
Executive Vice President -
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)