Form 10-Q
period 2025-09-30
CBL & ASSOCIATES PROPERTIES INC
filed 2025-11-07
CIK 910612

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

As of November 3, 2025, 30,682,618 shares of common stock were outstanding, excluding 34 treasury shares.

CBL & Associates Properties, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1: Condensed Consolidated Financial Statements (Unaudited)

CBL & Associates Properties, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
ASSETS (1)	2025	2024
Real estate assets:
Land	$602,147	$588,153
Buildings and improvements	1,608,672	1,505,232
	2,210,819	2,093,385
Accumulated depreciation	(334,096)	(283,785)
	1,876,723	1,809,600
Held-for-sale	—	56,075
Developments in progress	8,747	5,817
Net investment in real estate assets	1,885,470	1,871,492
Cash and cash equivalents	52,586	40,791
Restricted cash	109,377	112,938
Available-for-sale securities - at fair value (amortized cost of $260,076 and $242,881 as of September 30, 2025 and December 31, 2024, respectively)	260,434	243,148
Receivables:
Tenant	37,563	45,594
Other	864	2,356
Investments in unconsolidated affiliates	84,219	83,465
In-place leases, net	160,241	186,561
Intangible lease assets and other assets	139,250	160,846
	$2,730,004	$2,747,191
LIABILITIES AND EQUITY
Mortgage and other indebtedness, net	$2,180,861	$2,212,680
Accounts payable and accrued liabilities	208,583	221,647
Total liabilities (1)	2,389,444	2,434,327
Shareholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized, 30,784,118 and 30,711,227 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively (excluding 27,860 and 34 treasury shares as of September 30, 2025 and December 31, 2024, respectively)	31	31
Additional paid-in capital	699,235	694,566
Accumulated other comprehensive income	406	782
Accumulated deficit	(348,231)	(371,833)
Total shareholders' equity	351,441	323,546
Noncontrolling interests	(10,881)	(10,682)
Total equity	340,560	312,864
	$2,730,004	$2,747,191
(1)
As of September 30, 2025, includes $165,941 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $211,371 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. See Note 8.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES:
Rental revenues	$134,786	$119,992	$408,599	$368,090
Management, development and leasing fees	1,226	1,990	3,900	5,712
Other	3,268	3,107	9,454	10,069
Total revenues	139,280	125,089	421,953	383,871
EXPENSES:
Property operating	(27,383)	(23,336)	(76,844)	(67,903)
Depreciation and amortization	(39,900)	(32,326)	(125,143)	(109,030)
Real estate taxes	(12,970)	(13,271)	(43,728)	(35,568)
Maintenance and repairs	(9,594)	(8,890)	(33,432)	(28,007)
General and administrative	(17,787)	(15,402)	(53,682)	(50,647)
Loss on impairment	(1,736)	—	(3,193)	(836)
Litigation settlement	—	13	—	153
Other	(45)	(15)	(75)	(142)
Total expenses	(109,415)	(93,227)	(336,097)	(291,980)
OTHER INCOME (EXPENSES):
Interest and other income	3,247	4,023	9,879	12,109
Interest expense	(44,779)	(38,849)	(132,963)	(118,068)
Loss on extinguishment of debt	—	(819)	(217)	(819)
Gain on deconsolidation	33,851	—	33,851	—
Gain on sales of real estate assets	51,228	12,816	74,099	16,487
Income tax (provision) benefit	(48)	(364)	54	(856)
Equity in earnings of unconsolidated affiliates	1,696	7,084	15,046	18,826
Total other income (expenses), net	45,195	(16,109)	(251)	(72,321)
Net income	75,060	15,753	85,605	19,570
Net (income) loss attributable to noncontrolling interests in:
Operating Partnership	—	(1)	(8)	(1)
Other consolidated subsidiaries	368	446	1,379	1,423
Net income attributable to the Company	75,428	16,198	86,976	20,992
Earnings allocable to unvested restricted stock	(1,161)	(333)	(1,345)	(852)
Net income attributable to common shareholders	$74,267	$15,865	$85,631	$20,140
Basic and diluted per share data attributable to common shareholders:
Basic earnings per share	$2.44	$0.52	$2.81	$0.65
Diluted earnings per share	2.38	0.52	2.78	0.65
Weighted-average basic shares	30,406	30,756	30,427	31,149
Weighted-average diluted shares	31,313	30,756	30,851	31,151

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands, except share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$75,060	$15,753	$85,605	$19,570

Other comprehensive income (loss):
Unrealized loss on interest rate swap	(43)	(831)	(467)	(334)
Unrealized gain on available-for-sale securities	461	833	91	369
Total other comprehensive income (loss)	418	2	(376)	35
Comprehensive income	75,478	15,755	85,229	19,605
Comprehensive (income) loss attributable to noncontrolling interests in:
Operating Partnership	—	(1)	(8)	(1)
Other consolidated subsidiaries	368	446	1,379	1,423
Comprehensive income attributable to the Company	75,846	16,200	86,600	21,027
Earnings allocable to unvested restricted stock	(1,161)	(333)	(1,345)	(852)
Comprehensive income attributable to common shareholders	$74,685	$15,867	$85,255	$20,175

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

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Equity

(Continued)

(In thousands, except share data)

(Unaudited)

	Equity
	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2024	$31	$694,566	$782	$(371,833)	$323,546	$(10,682)	$312,864
Net income (loss)	—	—	—	8,789	8,789	(402)	8,387
Other comprehensive loss	—	—	(475)	—	(475)	—	(475)
Dividends declared - common stock	—	—	—	(37,123)	(37,123)	—	(37,123)
Issuance of 132,466 shares of restricted common stock	—	—	—	—	—	—	—
Issuance of 128,368 shares of common stock associated with performance stock units, net of shares withheld for tax	—	(2,548)	—	—	(2,548)	—	(2,548)
Distributions to noncontrolling interests	—	—	—	—	—	(183)	(183)
Amortization of deferred compensation	—	2,156	—	—	2,156	—	2,156
Compensation expense related to performance stock units	—	1,834	—	—	1,834	—	1,834
Cancellation of 36,384 shares of restricted common stock	—	(1,150)	—	—	(1,150)	—	(1,150)
Adjustment for noncontrolling interests	—	(3)	—	—	(3)	3	—
Balance, March 31, 2025	31	694,855	307	(400,167)	295,026	(11,264)	283,762
Net income (loss)	—	—	—	2,759	2,759	(601)	2,158
Other comprehensive loss	—	—	(319)	—	(319)	—	(319)
Dividends declared - common stock	—	—	—	(12,374)	(12,374)	—	(12,374)
Distributions to noncontrolling interests	—	—	—	—	—	(3)	(3)
Amortization of deferred compensation	—	2,308	—	—	2,308	—	2,308
Compensation expense related to performance stock units	—	1,981	—	—	1,981	—	1,981
Adjustment for noncontrolling interests	—	6	—	—	6	(6)	—
Balance, June 30, 2025	31	699,150	(12)	(409,782)	289,387	(11,874)	277,513
Net income (loss)	—	—	—	75,428	75,428	(368)	75,060
Other comprehensive income	—	—	418	—	418	—	418
Amortization of deferred compensation	—	2,314	—	—	2,314	—	2,314
Compensation expense related to performance stock units	—	1,992	—	—	1,992	—	1,992
Cancellation of 4,469 shares of restricted common stock	—	(63)	—	—	(63)	—	(63)
Repurchases of 147,090 shares of common stock	—	(4,157)	—	—	(4,157)	—	(4,157)
Dividends declared - common stock	—	—	—	(13,877)	(13,877)	—	(13,877)
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)
Contributions from noncontrolling interests	—	—	—	—	—	1,362	1,362
Adjustment for noncontrolling interests	—	(1)	—	—	(1)	1	—
Balance, September 30, 2025	$31	$699,235	$406	$(348,231)	$351,441	$(10,881)	$340,560

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$85,605	$19,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125,143	109,030
Net amortization of deferred financing costs, discounts on available-for-sale securities and debt discounts	23,455	7,666
Net amortization of intangible lease assets and liabilities	10,522	10,489
Gain on sales of real estate assets	(74,099)	(16,487)
Loss on insurance proceeds	79	—
Write-off of development projects	27	142
Share-based compensation expense	12,585	11,083
Loss on impairment	3,193	836
Gain on deconsolidation	(33,851)	—
Loss on extinguishment of debt	217	819
Equity in earnings of unconsolidated affiliates	(15,046)	(18,826)
Distributions of earnings from unconsolidated affiliates	13,547	16,149
Change in estimate of uncollectable revenues	3,507	3,942
Change in deferred tax accounts	275	(1,102)
Changes in:
Tenant and other receivables	7,297	96
Other assets	2,944	8,764
Accounts payable and accrued liabilities	4,120	3,852
Net cash provided by operating activities	169,520	156,023
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(38,712)	(27,239)
Acquisitions of real estate assets	(185,988)	—
Net proceeds from sales of real estate assets	168,137	72,223
Purchases of available-for-sale securities	(208,286)	(286,844)
Redemptions of available-for-sale securities	191,596	305,604
Proceeds from insurance	69	—
Additional investments in and advances to unconsolidated affiliates	(4,735)	(5,542)
Distributions in excess of equity in earnings of unconsolidated affiliates	5,632	1,239
Changes in other assets	(1,467)	(1,846)
Net cash (used in) provided by investing activities	(73,754)	57,595
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	188,000	—
Principal payments on mortgage and other indebtedness	(200,598)	(131,923)
Additions to debt issuance costs	(4,892)	(94)
Repurchases of common stock	(4,157)	(23,933)
Contributions from noncontrolling interests	1,362	13
Payment of tax withholdings for restricted stock awards and performance stock units	(3,761)	(1,094)
Distributions to noncontrolling interests	(188)	(138)
Dividends paid to common shareholders	(63,374)	(38,057)
Net cash used in financing activities	(87,608)	(195,226)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	8,158	18,392
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	153,805	123,076
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$161,963	$141,468
Reconciliation from condensed consolidated statements of cash flows to condensed consolidated balance sheets:
Cash and cash equivalents	$52,586	$65,113
Restricted cash:
Restricted cash	43,154	34,251
Mortgage escrows	66,223	42,104
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$161,963	$141,468

SUPPLEMENTAL INFORMATION
Cash paid for interest, net of amounts capitalized	$102,563	$102,278

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

As of September 30, 2025, the Operating Partnership owned interests in the following properties:

	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	Other (1)(2)	Total
Consolidated Properties	43	2	3	18	3	69
Unconsolidated Properties (3)	4	3	1	8	2	18
Total	47	5	4	26	5	87

(1)
Included in “All Other” for purposes of segment reporting.
(2)
CBL's two consolidated corporate office buildings are included in the Other category.
(3)
The Operating Partnership accounts for these investments using the equity method.

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. As of September 30, 2025, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.00% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 98.98% limited partner interest for a combined interest held by CBL of 99.98%. As of September 30, 2025, third parties owned a 0.02% limited partner interest in the Operating Partnership.

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

The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. All intercompany transactions have been eliminated. The results for the interim period ended September 30, 2025 are not necessarily indicative of the results to be obtained for the full fiscal year.

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

Note 3 – Revenues

Revenues

The following table presents the Company's revenues disaggregated by revenue source for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Rental revenues	$134,786	$119,992	$408,599	$368,090
Revenues from contracts with customers:
Operating expense reimbursements (see table below)	2,204	1,970	5,893	6,190
Management, development and leasing fees (1)	1,226	1,990	3,900	5,712
Marketing revenues (see table below)	577	518	1,686	1,485
	4,007	4,478	11,479	13,387

Other revenues	487	619	1,875	2,394
Total revenues (2)	$139,280	$125,089	$421,953	$383,871

(1)
Included in All Other segment.
(2)
Sales taxes are excluded from revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating expense reimbursements detail:	2025	2024	2025	2024
Malls	$1,976	$1,681	$5,111	$5,108
Lifestyle Centers	177	164	512	492
Open-Air Centers	102	76	269	366
All Other	(51)	49	1	224
	$2,204	$1,970	$5,893	$6,190

	Three Months Ended September 30,		Nine Months Ended September 30,
Marketing revenues detail:	2025	2024	2025	2024
Malls	$536	$457	$1,572	$1,297
Lifestyle Centers	39	56	108	175
Outlet Centers	2	5	6	13
	$577	$518	$1,686	$1,485

See Note 10 for information on the Company's segments.

Revenues from Contracts with Customers

Outstanding Performance Obligations

The Company has outstanding performance obligations related to certain noncancelable contracts with customers for which it will receive fixed operating expense reimbursements for providing certain maintenance and other services as described above. As of September 30, 2025, the Company expects to recognize these amounts as revenue over the following periods:

Performance obligation	Less than 5 years	5-20 years	Over 20 years	Total
Fixed operating expense reimbursements	$21,193	$46,379	$36,876	$104,448

The Company evaluates its performance obligations each period and makes adjustments to reflect any known additions or cancellations. Performance obligations related to variable consideration, which is based on sales, are constrained.

Note 4 – Leases

The components of rental revenues for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed lease payments	$108,230	$93,721	$333,303	$289,858
Variable lease payments	26,556	26,271	75,296	78,232
Total rental revenues	$134,786	$119,992	$408,599	$368,090

The undiscounted future fixed lease payments to be received under the Company's operating leases as of September 30, 2025, are as follows:

Years Ending December 31,
2025 (1)	$119,006
2026	403,643
2027	315,543
2028	239,466
2029	176,902
2030	124,048
Thereafter	354,452
Total undiscounted lease payments	$1,733,060
(1)
Reflects rental payments for the period October 1, 2025 to December 31, 2025.

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

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments. The estimated fair value of mortgage and other indebtedness was $2,095,476 and $2,110,154 as of September 30, 2025 and December 31, 2024, respectively. The fair value of mortgage and other indebtedness was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently.

Fair Value Measurements on a Recurring Basis

The Company uses interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows. This analysis reflects the contractual terms of the interest rate swap, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company's derivative contracts for the effect of nonperformance risk, it has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. In accordance with ASU 2011-04, the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate swap fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate swap utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contract, which determination was based on the fair value of the individual contract, was not significant to the overall valuation. As a result, the Company's interest rate swap held as of September 30, 2025 and December 31, 2024 was classified as Level 2 of the fair value hierarchy.

The following table sets forth information regarding the Company's interest rate swap that was designated as a cash flow hedge of interest rate risk for the nine months ended September 30, 2025. See Note 9 for more information.

		Fair Value Measurements at Reporting Date Using
Asset	Fair Value at September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap	$47	$—	$47	$—

During the nine months ended September 30, 2025, the Company has continued to reinvest the cash from maturing U.S. Treasury securities into new U.S. Treasury securities. The Company designated the U.S. Treasury securities as available-for-sale (“AFS”). The table below sets forth information regarding the Company’s AFS securities that were measured at fair value for the nine months ended September 30, 2025 and for the year ended December 31, 2024:

U.S. Treasury securities	September 30, 2025	December 31, 2024
Amortized cost (1)	$260,076	$242,881
Allowance for credit losses (2)	—	—
Total unrealized gain	358	267
Fair value (3)	$260,434	$243,148
(1)
The U.S. Treasury securities held as of September 30, 2025 have maturities through July 2026.
(2)
U.S. Treasury securities have a long history with no credit losses. Additionally, the Company notes that U.S. Treasury securities are explicitly fully guaranteed by a sovereign entity that can print its own currency and that the sovereign entity’s currency is routinely held by central banks and other major financial institutions, is used in international commerce, and commonly viewed as a reserve currency, all of which qualitatively indicate that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. Therefore, the Company did not record expected credit losses for its U.S. Treasury securities for the nine months ended September 30, 2025, nor for the year ended December 31, 2024.
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

Long-lived Assets Measured at Fair Value in 2025

During the three months ended September 30, 2025, the Company sold a land parcel (September 2025) for $7,463, which was less than its carrying value and recorded an impairment of $1,736. During the nine months ended September 30, 2025, the Company sold 840 Greenbrier Circle (June 2025) for $3,500 and a land parcel (September 2025) for $7,463, which were less than their carrying values and recorded impairments totaling $3,193.

During the three and nine months ended September 30, 2025, the Company adjusted the negative equity in Southpark Mall to zero upon deconsolidation, which represented the estimated fair value of the Company's investment in the property. See Note 8 for more information.

Long-lived Assets Measured at Fair Value in 2024

During the nine months ended September 30, 2024, the Company sold an outparcel for less than its carrying value and recorded an impairment of $836.

Note 6 - Acquisitions

The Company's acquisitions are accounted for as acquisitions of assets under ASC 805-50. The Company includes the results of operations of real estate assets acquired in the condensed consolidated statements of operations from the date of the related acquisition.

2025 Acquisitions

In January 2025, the Company acquired four Macy's stores for $6,156, which included land, buildings and improvements, for future redevelopment at the respective properties.

In July 2025, the Company acquired four enclosed malls. The purchase price was approximately $179,742 including acquisition costs. Additionally, the Company received a credit at closing related to a net working capital deficit of $2,727 assumed by the Company. The acquired malls include Ashland Town Center in Ashland, KY, Mesa Mall in Grand Junction, CO, Paddock Mall in Ocala, FL, and Southgate Mall in Missoula, MT. The Company funded the transaction using cash from sales of real estate assets and funds from the modification of an existing loan (see Note 9 for more information).

The Company engaged valuation experts to assist management in determining the fair value of the acquired assets and liabilities related to the acquisition of the malls. The most subjective and judgmental assumptions used include the projected cash flows, capitalization and discount rates. Multiple appraisal methodologies were used to value the acquired assets and liabilities, which included the cost approach, the sales comparison approach and the income capitalization approach. All estimates, assumptions, valuations and financial projections are inherently subject to significant uncertainties and the resolution of contingencies beyond the Company’s control. Accordingly, the Company cannot assure that the estimates, assumptions, valuations or financial projections will be realized and actual results could vary materially.

The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date:

Land	$35,489
Building and improvements	119,884
In-place leases (1)	22,545
Intangible lease assets and other assets:
Above-market leases (1)	9,416
Deferred lease costs (1)	6,232
Assumed working capital assets as of the acquisition date	2,352
Accounts payable and accrued liabilities:
Below-market leases (1)	(13,825)
Assumed working capital liabilities as of the acquisition date	(5,078)
Total	$177,015
(1)
The weighted average amortization period of the acquired intangible assets and liabilities is 8.1 years for in-place leases, 4.5 years for above-market leases, 12.3 years for deferred lease costs and 16.2 years for below-market leases.

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

2025 Dispositions

During the three months ended September 30, 2025, the Company realized a gain of $51,228 primarily related to the sale of The Promenade (July 2025) and a land parcel (September 2025). During the nine months ended September 30, 2025, the Company realized a gain of $74,099 primarily related to the sales of The Promenade (July 2025), Imperial Valley Mall (February 2025), Annex at Monroeville (January 2025), Monroeville Mall (January 2025), three outparcels associated with the Monroeville Mall properties (January 2025), a land parcel associated with Imperial Valley Mall (February 2025), an outparcel (April 2025) and a land parcel (September 2025). For the three and nine months ended September 30, 2025, gross proceeds from sales of real estate assets were $92,663 and $169,763, respectively, which were primarily used to partially paydown the secured term loan by $41,116 and the 2032 non-recourse bank loan (previously referred to as the "open-air centers and outparcels loan") by $7,107, and to fund approximately $83,100 towards the acquisition of the four malls in July 2025. See Note 9 for more information. The Company recorded loss on impairment related to the sales of 840 Greenbrier Circle and a land parcel. See Note 5 for more information.

2024 Dispositions

During the three months ended September 30, 2024, the Company realized a gain of $12,816 related to the sales of Layton Hills Mall, Layton Hills Convenience Center, Layton Hills Plaza, 10 outparcels, of which 9 outparcels were associated with the Layton Hills properties, and a land parcel. During the nine months ended September 30, 2024, the Company realized a gain of $16,487 related to the sales of Layton Hills Mall, Layton Hills Convenience Center, Layton Hills Plaza, 10 outparcels, of which 9 outparcels were associated with the Layton Hills properties, a land parcel and an anchor parcel. In addition, the Company recorded a loss on impairment related to an outparcel that was sold. See Note 5 for more information. For the three and nine months ended September 30, 2024, gross proceeds from sales of real estate assets were $66,463 and $74,208, respectively, which were used to partially paydown the secured term loan and the 2032 non-recourse bank loan (previously referred to as the "open-air centers and outparcels loan"). See Note 9 for more information.

Held-for-Sale

As of September 30, 2025, there were no properties that met the criteria to be classified as held-for-sale.

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

Note 8 – Unconsolidated Affiliates and Noncontrolling Interests

Unconsolidated Affiliates

At September 30, 2025, the Company had investments in 24 entities, which are accounted for using the equity method of accounting. All investments in unconsolidated affiliates were similar in nature and the entities all were developing or held and operated real estate assets.

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

Additionally, the Company deconsolidated a wholly owned investment as a result of losing control when the property went into receivership.

2025 Activity - Unconsolidated Affiliates

Alamance Crossing CMBS, LLC

In March 2025, the Company transferred title of the mall to the mortgage holder in satisfaction of the non-recourse debt secured by the property, which had a balance of $41,122.

BI Developments, LLC

Subsequent to September 2025, the loan secured by the former JC Penney parcel at Northgate Mall was paid off with the proceeds from the sale of the parcel. See Note 15 for more information

BI Developments II, LLC

In March 2025, the Company and its joint venture partner sold an outparcel. The sale resulted in total gross proceeds of $2,400 and the Company recognized a gain of $1,035 at the Company's share.

Fremaux Town Center, JV, LLC

Subsequent to September 2025, the Company sold its interest in the property to its joint venture partner. See Note 15 for more information.

Mall of South Carolina, LP and Mall of South Carolina Outparcel, LP

In September 2025, the Company entered into a forbearance agreement on the loan secured by Coastal Grand Mall and Coastal Grand Crossing that waived default interest and extended the maturity date through August 2028. In addition to the existing contractual interest rate, the forbearance agreement provides for default interest on the outstanding loan balance of 1%, 2% and 3% for each respective year of the forbearance agreement.

Coastal Grand-DSG LLC

Subsequent to September 30, 2025, the Company exercised the extension option on the loan secured by Coastal Grand Mall - Dick's Sporting Goods. See Note 15 for more information.

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

In September 2025, the Company and its joint venture partner closed on a new $43,000, five-year non-recourse loan, which bears a fixed interest rate of 5.933% and used the net proceeds to retire the previous loan.

York Town Center Holding, LP

In March 2025, the loan secured by York Town Center was extended for six months through September 2025. In August 2025, the loan secured by York Town Center was extended through June 2026 and the interest rate was increased to 6%.

Southpark Mall CMBS, LLC

In July 2025, the loan secured by Southpark Mall entered default and the property was placed into receivership. As of September 30, 2025, the loan secured by Southpark Mall had an outstanding balance of $48,271. For the three and nine months ended September 30, 2025, the Company recognized gain on deconsolidation of $33,851. The Company anticipates returning the property to the lender.

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

Subsequent to September 30, 2024, the Company was notified by the lender that the loan secured by Coastal Grand Dick's Sporting Goods was in maturity default. As previously discussed, in September 2025, the Company entered into a forbearance agreement that waived default interest and extended the maturity date through August 2028.

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

Condensed Combined Financial Statements - Unconsolidated Affiliates

Condensed combined financial statement information of the unconsolidated affiliates is as follows:

	September 30, 2025	December 31, 2024
ASSETS:
Investment in real estate assets	$1,336,444	$1,284,494
Accumulated depreciation	(604,249)	(576,289)
	732,195	708,205
Developments in progress	5,419	32,114
Net investment in real estate assets	737,614	740,319
Other assets	146,865	156,363
Total assets	$884,479	$896,682
LIABILITIES:
Mortgage and other indebtedness, net	$774,359	$780,536
Other liabilities	30,240	36,253
Total liabilities	804,599	816,789
OWNERS' EQUITY:
The Company	79,362	76,607
Other investors	518	3,286
Total owners' equity	79,880	79,893
Total liabilities and owners’ equity	$884,479	$896,682

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenues	$45,121	$63,450	$133,959	$191,322
Net income (1)	$10,238	$7,578	$62,784	$42,170

(1)
The Company's pro rata share of net income was $1,696 and $7,084 for the three months ended September 30, 2025 and 2024, respectively. The Company's pro rata share of net income was $15,046 and $18,826 for the nine months ended September 30, 2025 and 2024, respectively.

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

Consolidated VIEs

As of September 30, 2025, the Company had investments in 10 consolidated VIEs with ownership interests ranging from 50% to 92%.

Unconsolidated VIEs

The table below lists the Company's unconsolidated VIEs as of September 30, 2025:

Unconsolidated VIEs:	Investment in Real Estate Joint Ventures and Partnerships	Maximum Risk of Loss
Ambassador Infrastructure, LLC (1)	$—	$2,797
Atlanta Outlet JV, LLC	—	—
BI Development, LLC	81	81
El Paso Outlet Center Holding, LLC	—	—
Fremaux Town Center JV, LLC (2)	—	—
Louisville Outlet Shoppes, LLC	—	—
Mall of South Carolina L.P.	—	—
Southpark Mall CMBS, LLC	—	—
Vision - CBL Hamilton Place, LLC	3,702	3,702
Vision - CBL Mayfaire TC Hotel, LLC	6,117	6,117
	$9,900	$12,697
(1)
The Operating Partnership has guaranteed all or a portion of the debt. See Note 12 for more information.
(2)
Subsequent to September 2025, the Company sold its interest in the property to its joint venture partner. See Note 15 for more information.

Note 9 – Mortgage and Other Indebtedness, Net

CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries that it has a direct or indirect ownership interest in are the borrowers on all the Company's debt. At September 30, 2025, all the Company's consolidated debt is non-recourse.

The Company’s mortgage and other indebtedness, net, consisted of the following:

	September 30, 2025		December 31, 2024
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
2032 non-recourse bank loan (2)	$367,956	7.70%	$170,031	6.95%
Non-recourse loans on operating properties	1,144,681	4.64%	1,233,767	4.75%
Total fixed-rate debt	1,512,637	5.38%	1,403,798	5.02%
Variable-rate debt:
Non-recourse, secured term loan	654,504	7.14%	725,495	7.42%
2032 non-recourse bank loan (2)	75,000	8.38%	170,031	8.65%
Non-recourse loan on an operating property	31,580	7.88%	32,580	8.05%
Total variable-rate debt	761,084	7.30%	928,106	7.67%
Total fixed-rate and variable-rate debt	2,273,721	6.02%	2,331,904	6.07%
Unamortized deferred financing costs	(10,008)		(8,688)
Debt discounts (3)	(82,852)		(110,536)
Total mortgage and other indebtedness, net	$2,180,861		$2,212,680
(1)
Weighted-average interest rate excludes amortization of deferred financing costs.
(2)
This loan was previously referred to as the "open-air centers and outparcels loan." The interest rate is a fixed 7.70% for $367,956 of the outstanding loan balance through July 2030, with the remaining loan balance bearing a variable interest rate based on the 30-day SOFR plus 4.10%. The full principal balance will convert to a variable rate after July 2030. The Operating Partnership has an interest rate swap on a notional amount of $32,000 related to the variable portion of the loan to effectively fix the interest rate at 7.3975%.
(3)
In conjunction with the acquisition of the Company's partner's 50% joint venture interests in CoolSprings Galleria, Oak Park Mall and West County Center and the implementation of fresh start accounting upon emergence from bankruptcy, the Company estimated the fair value of its mortgage notes with the assistance of a third-party valuation advisor. This resulted in recognizing a debt discount, which is accreted over the term of the respective debt using the effective interest method. The remaining debt discounts at September 30, 2025 will be accreted over a weighted average period of 4.4 years.

Non-recourse loans on operating properties, the 2032 non-recourse bank loan (previously referred to as the "open-air centers and outparcels loan") and the secured term loan include loans that are secured by properties owned by the Company that have a carrying value of $1,769,615 at September 30, 2025.

2025 Loan Activity

In January 2025, a portion of the proceeds from the sale of Monroeville Mall and the Annex at Monroeville were used to paydown the 2032 non-recourse bank loan (previously referred to as the "open-air centers and outparcels loan") by $7,107.

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

In March 2025, the lender notified the Company that the loan secured by The Outlet Shoppes at Laredo was in default. In September 2025, the loan was extended through June 2026.

In May 2025, the Company exercised the one-year extension option on the loan secured by Fayette Mall.

In July 2025, the Company closed on the acquisition of four malls. The malls include Ashland Town Center in Ashland, KY, Mesa Mall in Grand Junction, CO, Paddock Mall in Ocala, FL, and Southgate Mall in Missoula, MT. Concurrent with the acquisition, the Company completed a modification and extension of the existing $332,956 2032 non-recourse bank loan (previously referred to as the "open-air centers and outparcels loan"), which was scheduled to initially mature in June 2027. The loan was modified to include the acquired properties, increasing the principal balance by $110,000 to $442,956 and extending the initial maturity through October 2030, with one, two-year extension option for a final maturity in October 2032. For the initial five-year term, the interest-only loan will bear a fixed interest rate of 7.70% on a principal balance of approximately $368,000 and a floating interest rate of SOFR plus 410 basis points on the remaining balance of approximately $75,000. The full principal balance will convert to the floating rate after the initial term.

In July 2025, the loan secured by Southpark Mall entered default and the property was placed into receivership. The Company deconsolidated the property in conjunction with the property entering receivership. See Note 8.

Subsequent to September 2025, the lender notified the Company that the loan secured by The Outlet Shoppes at Gettysburg was in maturity default. The Company is in discussions with the lender regarding modifying or extending the loan. See Note 15 for more information.

2024 Loan Activity

In February 2024, the Company redeemed U.S. Treasury securities and used the proceeds to pay off the $15,190 loan secured by Brookfield Square Anchor Redevelopment.

In May 2024, the Company exercised the first one-year extension option on the loan secured by Fayette Mall.

In August 2024, the Company used proceeds from the sales of Layton Hills Mall, Layton Hills Convenience Center, Layton Hills Plaza and 9 associated outparcels to partially paydown $46,000 and $18,297 on the outstanding principal balances of the secured term loan and the 2032 non-recourse bank loan (previously referred to as the "open-air centers and outparcels loan"), respectively. In conjunction with the partial paydown of the 2032 non-recourse bank loan, the Company recognized $819 of loss on extinguishment of debt related to a prepayment fee.

Scheduled Principal Payments

As of September 30, 2025, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, are as follows:

2025 (1)	$683,121
2026	636,215
2027	11,194
2028	134,781
2029	7,939
2030	740,639
Thereafter	59,832
Total mortgage and other indebtedness	$2,273,721
(1)
Reflects scheduled principal amortization for the period October 1, 2025 through December 31, 2025.

Of the $683,121 of scheduled principal payments for the remainder of 2025, $673,942 relates to the maturing principal balances of The Outlet Shoppes at Gettysburg and the secured term loan. Subsequent to September 30, 2025, the lender notified the Company that it had met the extension test for the secured term loan. See Note 15 for more information.

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

Instrument Type	Location in the Condensed Consolidated Balance Sheet	Notional	Index	Fair Value at September 30, 2025	Maturity Date
Pay fixed/Receive variable swap	Intangible lease assets and other assets	$32,000	1-month USD-SOFR CME	$47	Jun-27

	Three Months Ended September 30,		Nine Months Ended September 30,
Hedging Instrument - Interest Rate Swap	2025	2024	2025	2024
Loss recognized in other comprehensive income (loss)	$(43)	$(831)	$(467)	$(334)
Gain recognized in earnings (1)	$83	$162	$246	$486
(1)
Gain reclassified from accumulated other comprehensive income into earnings shown in interest expense.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that $88 will be reclassified from other comprehensive income (loss) as a decrease to interest expense.

The Company has an agreement with each derivative counterparty that contains a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of September 30, 2025, the Company did not have any derivatives with a fair value in a net liability position including accrued interest but excluding any adjustment for nonperformance risk. As of September 30, 2025, the Company has posted $1,920 of cash collateral related to the interest rate swap. The Company is not in breach of any agreement provisions.

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

The below presentation has been recast for the prior-year period to comply with updates to Accounting Standards Codification ("ASC") 280 required by ASU 2023-07. Information on the Company's reportable segments is presented as follows:

Three Months Ended September 30, 2025	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	Total Reportable Segments	All Other (1)	Consolidation Adjustments (2)	Consolidated Total
Revenues (3)	$115,876	$8,659	$12,750	$15,155	$152,440	$7,745	$(20,905)	$139,280
Property operating expenses (4)	(42,884)	(3,279)	(3,668)	(3,243)	(53,074)
Interest and other income	43	13	37	169	262
Segment net operating income	$73,035	$5,393	$9,119	$12,081	99,628
All other segment net operating income (1)					8,901
Consolidation adjustments (2)					(15,949)
Interest expense					(44,779)
Gain on sales of real estate assets					51,228
Other					(45)
Depreciation and amortization					(39,900)
General and administrative expense					(17,787)
Loss on impairment					(1,736)
Gain on deconsolidation					33,851
Income tax provision					(48)
Equity in earnings of unconsolidated affiliates					1,696
Net income					$75,060

Three Months Ended September 30, 2024	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	Total Reportable Segments	All Other (1)	Consolidation Adjustments (2)	Consolidated Total
Revenues (3)	$117,471	$8,495	$11,597	$18,008	$155,571	$9,261	$(39,743)	$125,089
Property operating expenses (4)	(45,177)	(3,258)	(3,533)	(3,620)	(55,588)
Interest and other income	247	17	—	176	440
Segment net operating income	$72,541	$5,254	$8,064	$14,564	100,423
All other segment net operating income (1)					10,663
Consolidation adjustments (2)					(27,471)
Interest expense					(38,849)
Gain on sales of real estate assets					12,816
Other					(15)
Depreciation and amortization					(32,326)
General and administrative expense					(15,402)
Litigation settlement					13
Loss on extinguishment of debt					(819)
Income tax provision					(364)
Equity in earnings of unconsolidated affiliates					7,084
Net income					$15,753

Nine Months Ended September 30, 2025	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	Total Reportable Segments	All Other (1)	Consolidation Adjustments (2)	Consolidated Total
Revenues (3)	$345,992	$25,782	$37,561	$51,022	$460,357	$24,004	$(62,408)	$421,953
Property operating expenses (4)	(131,720)	(9,786)	(11,150)	(10,685)	(163,341)
Interest and other income	351	38	95	509	993
Segment net operating income	$214,623	$16,034	$26,506	$40,846	298,009
All other segment net operating income (1)					27,433
Consolidation adjustments (2)					(47,614)
Interest expense					(132,963)
Gain on sales of real estate assets					74,099
Other					(75)
Depreciation and amortization					(125,143)
General and administrative expense					(53,682)
Loss on extinguishment of debt					(217)
Loss on impairment					(3,193)
Gain on deconsolidation					33,851
Income tax benefit					54
Equity in earnings of unconsolidated affiliates					15,046
Net income					$85,605

Nine Months Ended September 30, 2024	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	Total Reportable Segments	All Other (1)	Consolidation Adjustments (2)	Consolidated Total
Revenues (3)	$359,288	$25,165	$35,439	$54,151	$474,043	$27,608	$(117,780)	$383,871
Property operating expenses (4)	(131,107)	(9,173)	(10,415)	(9,661)	(160,356)
Interest and other income	591	67	—	561	1,219
Segment net operating income	$228,772	$16,059	$25,024	$45,051	314,906
All other segment net operating income (1)					32,766
Consolidation adjustments (2)					(83,170)
Interest expense					(118,068)
Other					(142)
Gain on sales of real estate assets					16,487
Depreciation and amortization					(109,030)
General and administrative expense					(50,647)
Litigation settlement					153
Loss on extinguishment of debt					(819)
Loss on impairment					(836)
Income tax provision					(856)
Equity in earnings of unconsolidated affiliates					18,826
Net income					$19,570

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

The following table presents the calculation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic earnings per share
Net income attributable to the Company	$75,428	$16,198	$86,976	$20,992
Less: Earnings allocable to unvested restricted stock	(1,161)	(333)	(1,345)	(852)
Net income attributable to common shareholders	74,267	15,865	85,631	20,140
Weighted-average basic shares outstanding	30,406	30,756	30,427	31,149
Net income per share attributable to common shareholders	$2.44	$0.52	$2.81	$0.65

Diluted earnings per share (1)
Net income attributable to common shareholders	$74,267	$15,865	$85,631	$20,140
Dilutive impact of unvested restricted stock	214	—	—	—
Net income attributable to common shareholders, net of dilutive impact	74,481	15,865	85,631	20,140
Weighted-average diluted shares outstanding	31,313	30,756	30,851	31,151
Net income per share attributable to common shareholders	$2.38	$0.52	$2.78	$0.65

(1)
For the three and nine months ended September 30, 2025, the computation of diluted EPS includes contingently issuable shares related to PSUs calculated under the treasury stock method. For the three months ended September 30, 2025, the computation of diluted EPS includes contingently issuable shares related to unvested restricted stock awards calculated under the treasury stock method. For the nine months ended September 30, 2025, the computation of diluted EPS does not include contingently issuable shares related to unvested restricted stock awards due to their anti-dilutive nature. For the nine months ended September 30, 2025, had the contingently issuable shares been dilutive, the denominator for diluted EPS would have been 30,987,521, including 136,493 contingently issuable shares related to unvested restricted stock awards. For the three and nine months ended September 30, 2024, the computation of diluted EPS includes contingently issuable shares related to PSUs calculated under the treasury stock method. For the three and nine months ended September 30, 2024, the computation of diluted EPS does not include contingently issuable shares related to unvested restricted stock awards due to their anti-dilutive nature. For the three and nine months ended September 30, 2024, had the contingently issuable shares been dilutive, the denominator for diluted EPS would have been 30,939,827 and 31,223,748, respectively, including 183,851 and 72,521, respectively, contingently issuable shares related to unvested restricted stock awards.

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

The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025					Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership	Maximum Guaranteed Amount	Debt Maturity Date	September 30, 2025	December 31, 2024
Port Orange I, LLC (1)	50%	43,000	—	—	Oct-2030	$—	$222
Ambassador Infrastructure, LLC	65%	2,797	100%	2,797	Mar-2027	28	44
Total guaranty liability						$28	$266
(1)
The guaranty was removed in conjunction with the new loan entered into in September 2025. See Note 8 for more information.

For the three and nine months ended September 30, 2025 and 2024, the Company evaluated each guaranty, listed in the table above, by evaluating the debt service ratio, cash flow forecasts and the performance of each loan, where applicable. The result of the analysis was that each loan is current and performing. The Company did not record a credit loss related to the guarantees listed in the table above for the three and nine months ended September 30, 2025 and 2024.

Note 13 – Share-Based Compensation

Restricted Stock Awards

Compensation expense is recognized on a straight-line basis over the requisite service period. The share-based compensation expense related to restricted stock awards granted under the CBL & Associates Properties, Inc. 2021 Equity Incentive Plan was $2,278 and $6,680 for the three and nine months ended September 30, 2025, respectively. The share-based compensation expense related to restricted stock awards was $2,110 and $6,187 for the three and nine months ended September 30, 2024, respectively. Share-based compensation cost capitalized as part of real estate assets was $36 and $98 for the three and nine months ended September 30, 2025, respectively. Share-based compensation cost capitalized as part of real estate assets was $38 and $97 for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, there was $6,525 of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.6 years. Share-based compensation cost resulting from share-based awards is recorded at the Management Company, which is a taxable entity.

A summary of the status of the Company’s unvested restricted stock awards as of September 30, 2025, and changes during the nine months ended September 30, 2025, are presented below:

	Shares	Weighted- Average Grant-Date Fair Value Per Share
Unvested at January 1, 2025	490,864	$26.08
Granted	132,466	$30.85
Vested	(148,680)	$25.11
Forfeited	(2,501)	$28.20
Unvested at September 30, 2025	472,149	$27.71

The total grant-date fair value of restricted stock awards granted during the nine months ended September 30, 2025 was $4,087. The total fair value of restricted stock awards that vested during the nine months ended September 30, 2025 was $4,654.

Performance Stock Unit Awards

Compensation cost for the PSUs granted in February 2023, February 2024 and February 2025 is recognized on a straight-line basis over the service period since it is longer than the performance period. The resulting expense is recorded regardless of whether any PSU awards are earned as long as the required service period is met. For the PSUs granted in February 2022, each quarter, management assesses the probability that the measures associated with the Company's outstanding PSU awards will be attained. The Company begins recognizing compensation expense on a straight-line basis over the remaining service period once the PSU award measures are deemed probable of achievement. Share-based compensation expense related to the PSUs granted under the 2021 Equity Incentive Plan was $1,992 and $5,807 for the three and nine months ended September 30, 2025, respectively; and $1,691 and $4,799 for the three and nine months ended September 30, 2024, respectively. The unrecognized compensation expense related to the PSUs was $9,262 as of September 30, 2025, which is expected to be recognized over a weighted-average period of 2.2 years.

A summary of the status of the Company’s outstanding PSU awards as of September 30, 2025, and changes during the nine months ended September 30, 2025, are presented below:

	PSUs	Weighted- Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2025	571,287	$28.48
2025 PSUs granted	130,312	$35.57
Incremental PSUs granted (1)	54,390	$27.04
Outstanding at September 30, 2025	755,989	$29.60
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

The total grant-date fair value of PSU awards granted during the nine months ended September 30, 2025 was $4,635.

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

Note 14 – Noncash Investing and Financing Activities

The Company’s noncash investing and financing activities were as follows:

	Nine Months Ended September 30,
	2025	2024
Additions to real estate assets accrued but not yet paid	$14,842	$12,374
Deconsolidation upon loss of control (1):
Decrease in real estate assets	(10,075)	—
Decrease in mortgage and other indebtedness	45,594	—
Decrease in operating assets and liabilities	882	—
Decrease in intangible lease and other assets	(2,550)	—
(1)
See Note 8 for more information.

Note 15 – Subsequent Events

In October 2025, the Company redeemed $52,696 in U.S. Treasury securities and purchased $82,692 in new U.S. Treasury securities.

In October 2025, the Company sold its interest in Fremaux Town Center to its joint venture partner. The Company received $30,767 in proceeds and eliminated $34,968 of property-specific debt.

In October 2025, the Company was notified by the lender that the loan secured by The Outlet Shoppes at Gettysburg was in maturity default. The Company is in discussions with the lender regarding modifying or extending the loan.

In October 2025, the Company exercised the extension option on the loan secured by Coastal Grand Mall - Dick's Sporting Goods, which extends the maturity date through May 2026.

In November 2025, the $1,725 loan secured by the former JC Penney parcel at Northgate Mall was paid off with proceeds from the sale of the parcel. The parcel was sold for $4,000.

In November 2025, the lender notified the Company that it had met the extension test for the secured term loan and it was extended through November 2026.

In November 2025, the Company declared a regular cash dividend of $0.45 per common share for the quarter ending December 31, 2025.

In November 2025, the Company's board of directors authorized the repurchase of up to $25,000 of the Company's common stock. The authorized share repurchase program has an expiration date of November 5, 2026 and replaces the existing program authorized in May 2025.

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

Executive Overview

We are a self-managed, self-administered, fully integrated REIT that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, outlet centers, lifestyle centers, open-air centers and other properties. See Note 1 to the condensed consolidated financial statements for information on our property interests as of September 30, 2025. We have elected to be taxed as a REIT for federal income tax purposes.

The following summarizes our net income and net income attributable to common shareholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$75,060	$15,753	$85,605	$19,570
Net income attributable to common shareholders	$74,267	$15,865	$85,631	$20,140

Significant items that affected comparability between the three-month periods include:

•
Items increasing net income for the three months ended September 30, 2025 compared to the prior-year period:
•
Rental revenues were $14.8 million higher;
•
Gain on deconsolidation was $33.9 million higher; and
•
Gain on sales of real estate assets was $38.4 million higher.
•
Items decreasing net income for the three months ended September 30, 2025 compared to the prior-year period:
•
Depreciation and amortization expense was $7.6 million higher;
•
Interest expense was $5.9 million higher;
•
Property operating expense was $4.0 million higher;
•
Equity in earnings of unconsolidated affiliates was $5.4 million lower;
•
General and administrative expense was $2.4 million higher; and
•
Loss on impairment was $1.7 million higher.

Significant items that affected comparability between the nine-month periods include:

•
Items increasing net income for the nine months ended September 30, 2025 compared to the prior-year period:
•
Rental revenues were $40.5 million higher;
•
Gain on deconsolidation was $33.9 million higher; and
•
Gain on sales of real estate assets was $57.6 million higher.
•
Items decreasing net income for the nine months ended September 30, 2025 compared to the prior-year period:
•
Depreciation and amortization expense was $16.1 million higher;
•
Real estate taxes were $8.2 million higher;
•
Interest expense was $14.9 million higher;
•
Maintenance and repairs expense was $5.4 million higher;
•
Property operating expense was $8.9 million higher;
•
Equity in earnings of unconsolidated affiliates was $3.8 million lower;
•
General and administrative expense was $3.0 million higher;
•
Loss on impairment was $2.4 million higher; and
•
Interest and other income was $2.2 million lower.

Our focus is on continuing to execute our strategy to improve occupancy, drive rent growth and transform the offerings available at our properties to include a targeted mix of retail, service, dining, entertainment and other non-retail uses, primarily through the re-tenanting of former anchor locations as well as diversification of in-line tenancy. This operational strategy is also supported by our balance sheet strategy of reducing overall debt, extending our debt maturity schedule and lowering our overall cost of borrowings to limit maturity risk, as well as improving net cash flow and enhancing enterprise value. In July 2025, we closed on the acquisition of four enclosed malls: Ashland Town Center in Ashland, KY, Mesa Mall in Grand Junction, CO, Paddock Mall in Ocala, FL, and Southgate Mall in Missoula, MT. The acquisition represents significant progress in the execution of our portfolio optimization strategy as we utilize proceeds from sales of non-core assets and open-air centers, such as the sales of two open-air centers, The Promenade and Fremaux Town Center, to invest in higher cash flow yielding opportunities.

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

Results of Operations

Properties that were in operation for the entire year during 2024 and the nine months ended September 30, 2025 are referred to as the "Comparable Properties." Since January 2024, we have opened, consolidated, acquired, deconsolidated and disposed of the following properties:

Properties Opened

Property	Location	Date Opened
Friendly Center Medical Office (1)	Greensboro, NC	August 2024
(1)
The property is owned by a joint venture that is accounted for using the equity method of accounting and is included in equity in earnings of unconsolidated affiliates in the accompanying condensed consolidated statements of operations.

Consolidations

Property	Location	Date of Consolidation
CoolSprings Galleria	Nashville, TN	December 2024
Oak Park Mall	Overland Park, KS	December 2024
West County Center	Des Peres, MO	December 2024

Acquisitions

Property	Location	Date of Acquisition
Ashland Town Center	Ashland, KY	July 2025
Mesa Mall	Grand Junction, CO	July 2025
Paddock Mall	Ocala, FL	July 2025
Southgate Mall	Missoula, MT	July 2025

Deconsolidations

Property	Location	Date of Deconsolidation
Southpark Mall	Colonial Heights, VA	July 2025

Dispositions

Property	Location	Date of Disposition
Layton Hills Mall	Layton, UT	August 2024
Layton Hills Convenience Center	Layton, UT	September 2024
Layton Hills Plaza	Layton, UT	September 2024
Monroeville Mall	Monroeville, PA	January 2025
Annex at Monroeville	Monroeville, PA	January 2025
Imperial Valley Mall	El Centro, CA	February 2025
840 Greenbrier Circle	Chesapeake, VA	June 2025

Property	Location	Date of Disposition
The Promenade	D'Iberville, MS	July 2025
Fremaux Town Center (1)	Slidell, LA	October 2025
(1)
This transaction occurred subsequent to September 30, 2025. See Note 15 for more information.

We consider properties undergoing major redevelopment, properties being considered for repositioning, properties where we intend to renegotiate the terms of the debt secured by the related property or return the property to the lender as non-core. As of September 30, 2025, Brookfield Square, Harford Mall, Laurel Park Place and Southpark Mall were designated as non-core. Fremaux Town Center also was considered as non-core because it was in the process of being sold.

Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024

Revenues

	Three Months Ended September 30,
	2025	2024	Change	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	All Other
Rental revenues	$134,786	$119,992	$14,794	$17,904	$(23)	$957	$(3,078)	$(966)
Management, development and leasing fees	1,226	1,990	(764)	—	—	—	—	(764)
Other	3,268	3,107	161	295	(61)	5	30	(108)
Total revenues	$139,280	$125,089	$14,191	$18,199	$(84)	$962	$(3,048)	$(1,838)

Rental revenues increased primarily due to the consolidation of three malls in December 2024, as well as the acquisition of four malls in July 2025, which resulted in an increase of $26.2 million during the current-year period. The increase was partially offset by $10.6 million of rental revenues associated with properties sold since the prior-year period. Rental revenues at the comparable properties were relatively flat compared to the prior-year period.

Operating Expenses

	Three Months Ended September 30,
	2025	2024	Change	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	All Other
Property operating	$(27,383)	$(23,336)	$(4,047)	$(4,899)	$(170)	$82	$(16)	$956
Real estate taxes	(12,970)	(13,271)	301	(306)	18	(126)	494	221
Maintenance and repairs	(9,594)	(8,890)	(704)	(618)	(16)	(123)	46	7
Property operating expenses	(49,947)	(45,497)	(4,450)	(5,823)	(168)	(167)	524	1,184
Depreciation and amortization	(39,900)	(32,326)	(7,574)	(10,516)	78	594	1,810	460
General and administrative	(17,787)	(15,402)	(2,385)	—	—	—	—	(2,385)
Loss on impairment	(1,736)	—	(1,736)	—	—	—	—	(1,736)
Litigation settlement	—	13	(13)	—	—	—	—	(13)
Other	(45)	(15)	(30)	(44)	—	—	—	14
Total operating expenses	$(109,415)	$(93,227)	$(16,188)	$(16,383)	$(90)	$427	$2,334	$(2,476)

Total property operating expenses increased primarily due to the consolidation of three malls in December 2024, as well as the acquisition of four malls in July 2025, which resulted in an increase of $10.7 million during the current-year period. The increase was partially offset by $4.2 million of total property operating expenses associated with properties sold since the prior-year period.

Depreciation and amortization expense increased primarily due to the addition of tangible assets and intangible lease assets recognized upon the consolidation of three malls in December 2024, as well as the acquisition of four malls in July 2025, which resulted in an increase of $15.3 million during the current-year period. The increase was partially offset by tenant improvement and intangible in-place lease assets recognized upon the adoption of fresh start accounting on November 1, 2021 becoming fully depreciated or amortized since the prior-year period. Also, dispositions accounted for a $3.0 million decrease in the current-year period as compared to the prior-year period.

General and administrative expense increased $2.4 million primarily due to fees paid to third parties associated with the modification of the 2032 non-recourse bank loan (previously referred to as the "open-air centers and outparcels loan").

During the three months ended September 30, 2025, we recorded loss on impairment of $1.7 million related to a land parcel we sold for less than its carrying value.

Other Income and Expenses

Interest expense increased $5.9 million during the three months ended September 30, 2025 as compared to the prior-year period. The increase was primarily due to higher accretion of property-level debt discounts and property-level interest expense associated with the consolidation of three malls in December 2024, as well as the modified 2032 non-recourse bank loan (previously referred to as the "open-air centers and outparcels loan"). The increase was partially offset by lower interest expense on the secured term loan due to paydowns that have occurred since the prior-year period, as well as a lower variable interest rate in the current-year period.

For the three months ended September 30, 2025, we recorded a $33.9 million gain on deconsolidation related to Southpark Mall. The property was deconsolidated due to a loss of control when it was placed into receivership in connection with the foreclosure process.

Equity in earnings of unconsolidated affiliates decreased $5.4 million during the three months ended September 30, 2025 as compared to the prior-year period. The decrease was primarily due to an increase in contributions and lower distributions during the current-year period as compared to the prior-year period, as well as the consolidation of three malls in December 2024.

During the three months ended September 30, 2025, we recognized $51.2 million of gain on sales of real estate assets primarily related to the sales of The Promenade and a land parcel. During the three months ended September 30, 2024, we recognized $12.8 million of gain on sales of real estate assets related to the sales of Layton Hills Mall, Layton Hills Convenience Center, Layton Hills Plaza, 10 outparcels, of which 9 outparcels were associated with the Layton Hills properties, and a land parcel.

Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024

Revenues

	Nine Months Ended September 30,
	2025	2024	Change	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	All Other
Rental revenues	$408,599	$368,090	$40,509	$44,192	$(274)	$1,865	$(3,709)	$(1,565)
Management, development and leasing fees	3,900	5,712	(1,812)	—	—	—	—	(1,812)
Other	9,454	10,069	(615)	332	(173)	(156)	(95)	(523)
Total revenues	$421,953	$383,871	$38,082	$44,524	$(447)	$1,709	$(3,804)	$(3,900)

Rental revenues increased primarily due to the consolidation of three malls in December 2024, as well as the acquisition of four malls in July 2025, which resulted in an increase of $68.0 million during the current-year period. The increase was partially offset by $25.5 million of rental revenues associated with properties sold since the prior-year period. Rental revenues at the comparable properties were relatively flat compared to the prior-year period.

Operating Expenses

	Nine Months Ended September 30,
	2025	2024	Change	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	All Other
Property operating	$(76,844)	$(67,903)	$(8,941)	$(10,034)	$(261)	$(190)	$(271)	$1,815
Real estate taxes	(43,728)	(35,568)	(8,160)	(8,005)	(103)	(320)	(171)	439
Maintenance and repairs	(33,432)	(28,007)	(5,425)	(4,681)	(130)	(363)	(194)	(57)
Property operating expenses	(154,004)	(131,478)	(22,526)	(22,720)	(494)	(873)	(636)	2,197
Depreciation and amortization	(125,143)	(109,030)	(16,113)	(24,676)	285	1,141	5,291	1,846
General and administrative	(53,682)	(50,647)	(3,035)	—	—	—	—	(3,035)
Loss on impairment	(3,193)	(836)	(2,357)	—	—	—	—	(2,357)
Litigation settlement	—	153	(153)	—	—	—	—	(153)
Other	(75)	(142)	67	(75)	—	—	—	142
Total operating expenses	$(336,097)	$(291,980)	$(44,117)	$(47,471)	$(209)	$268	$4,655	$(1,360)

Total property operating expenses increased primarily due to the consolidation of three malls in December 2024, as well as the acquisition of four malls in July 2025, which resulted in an increase of $26.5 million during the current-year period. Also, the increase was impacted by state franchise tax rebates received in the prior-year period, as well as higher snow removal expense during the current-year period. The increase was partially offset by $6.4 million of total property operating expenses associated with properties sold since the prior-year period.

Depreciation and amortization expense increased primarily due to the addition of tangible assets and intangible lease assets recognized upon the consolidation of three malls in December 2024, as well as the acquisition of four malls in July 2025, which resulted in an increase of $45.7 million during the current-year period. The increase was partially offset by tenant improvement and intangible in-place lease assets recognized upon the adoption of fresh start accounting on November 1, 2021 becoming fully depreciated or amortized since the prior-year period. Also, dispositions accounted for a $8.8 million decrease in the current-year period as compared to the prior-year period.

General and administrative expense increased $3.0 million primarily due to fees paid to third parties associated with the modification of the 2032 non-recourse bank loan (previously referred to as the "open-air centers and outparcels loan"), as well as higher stock compensation expense in the current-year period due to awards granted since the prior-year period.

During the nine months ended September 30, 2025, we recorded loss on impairment of $3.2 million related to the sales of 840 Greenbrier Circle and a land parcel, which were sold for less than their carrying values. During the nine months ended September 30, 2024, we recorded loss on impairment of $0.8 million related to an outparcel we sold for less than its carrying value.

Other Income and Expenses

Interest and other income decreased $2.2 million during the nine months ended September 30, 2025 as compared to the prior-year period primarily due to holding U.S. Treasury securities that carried lower interest rates in the current-year period.

Interest expense increased $14.9 million during the nine months ended September 30, 2025 as compared to the prior-year period. The increase was primarily due to higher accretion of property-level debt discounts and property-level interest expense associated with the consolidation of three malls in December 2024. The increase was partially offset by lower interest expense on the secured term loan due to paydowns that have occurred since the prior-year period, as well as a lower variable interest rate in the current-year period.

For the nine months ended September 30, 2025, we recorded a $33.9 million gain on deconsolidation related to Southpark Mall. The property was deconsolidated due to a loss of control when it was placed into receivership in connection with the foreclosure process.

Equity in earnings of unconsolidated affiliates decreased $3.8 million during the nine months ended September 30, 2025 as compared to the prior-year period. The decrease was primarily due to an increase in contributions and lower distributions during the current-year period as compared to the prior-year period, as well as the consolidation of three malls in December 2024.

During the nine months ended September 30, 2025, we recognized $74.1 million of gain on sales of real estate assets related to the sales of The Promenade, Imperial Valley Mall, Monroeville Mall, Annex at Monroeville, three outparcels associated with the Monroeville Mall properties, a land parcel associated with Imperial Valley Mall, an outparcel and a land parcel. During the nine months ended September 30, 2024 we recognized a $16.5 million gain on sales of real estate assets related to the sales of Layton Hills Mall, Layton Hills Convenience Center, Layton Hills Plaza, 10 outparcels, of which 9 outparcels were associated with the Layton Hills properties, a land parcel and an anchor parcel.

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

We include a property in our same-center pool when we have owned all or a portion of the property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year and current year-to-date period. New properties are excluded from same-center NOI until they meet these criteria. Properties excluded from the same-center pool that would otherwise meet these criteria are categorized as excluded properties. We exclude properties which are under major redevelopment or are being considered for repositioning, and where we are working or intend to work with the lender on a restructure of the terms of the loan secured by the property or convey the secured property to the lender (“Excluded Properties”). As of September 30, 2025, Brookfield Square, Harford Mall, Laurel Park Place, and Southpark Mall were classified as Excluded Properties. Fremaux Town Center also was considered an Excluded Property because it was in the process of being sold.

Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss).

A reconciliation of our same-center NOI to net income for the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$75,060	$15,753	$85,605	$19,570
Adjustments: (1)
Depreciation and amortization, including our share of unconsolidated affiliates and net of noncontrolling interests' share	42,682	35,422	133,808	119,556
Interest expense, including our share of unconsolidated affiliates and net of noncontrolling interests' share	49,664	54,462	150,427	165,910
Abandoned projects expense	—	15	27	142
Gain on sales of real estate assets	(51,228)	(12,816)	(74,099)	(16,487)
Gain on sales of real estate assets of unconsolidated affiliates	—	—	(1,867)	—
Adjustment for unconsolidated affiliates with negative investment	6,817	(4,099)	10,453	(11,468)
Loss on extinguishment of debt	—	819	217	819
Gain on deconsolidation	(33,851)	—	(33,851)	—
Loss on impairment	1,736	—	3,193	836
Litigation settlement	—	(13)	—	(153)
Income tax provision (benefit)	48	364	(54)	856
Lease termination fees	(387)	(524)	(1,788)	(2,213)
Straight-line rent and above- and below-market lease amortization	4,664	3,831	10,939	10,312
Net loss attributable to noncontrolling interests in other consolidated subsidiaries	368	446	1,379	1,423
General and administrative expenses	17,787	15,402	53,682	50,647
Management fees and non-property level revenues	(4,256)	(6,080)	(15,239)	(19,070)
Operating Partnership's share of property NOI	109,104	102,982	322,832	320,680
Non-comparable NOI	(7,821)	(2,847)	(18,967)	(15,066)
Total same-center NOI	$101,283	$100,135	$303,865	$305,614
(1)
Adjustments are based on our Operating Partnership's pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.

Same-center NOI increased 1.1% for the three months ended September 30, 2025 as compared to the prior-year period. The $1.1 million increase for the three months ended September 30, 2025 compared to the same period in 2024 primarily consisted of a $0.7 million increase in revenues and a $0.4 million decrease in operating expenses. Rental revenues were $0.3 million higher primarily due to higher minimum rents and percentage rents in the current-year period. The increase in rental revenues was partially offset by an unfavorable variance in the estimate for uncollectable revenues during the current-year period as compared to the prior-year period. Property operating expenses decreased in the current-year period primarily due to lower real estate taxes in the current-year period, which was partially offset by higher property operating expenses related to utilities and maintenance.

Same-center NOI decreased 0.6% for the nine months ended September 30, 2025 as compared to the prior-year period. The $1.7 million decrease for the nine months ended September 30, 2025 compared to the same period in 2024 primarily consisted of a $4.7 million increase in revenues offset by a $6.4 million increase in operating expenses. Rental revenues were $4.2 million higher primarily due to higher minimum rents and tenant reimbursements in the current-year period. The increase in rental revenues was partially offset by lower percentage rents and an unfavorable variance in the estimate for uncollectable revenues during the current-year period as compared to the prior-year period. Property operating expenses increased in the current-year period primarily due to higher property operating expenses related to utilities and maintenance, which was partially offset by lower real estate taxes in the current-year period.

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

We derive the majority of our revenues from the malls, lifestyle centers and outlet centers. The sources of our revenues by property type were as follows:

	Nine Months Ended September 30,
	2025	2024
Malls	71.4%	71.5%
Outlet Centers	5.3%	5.1%
Lifestyle Centers	7.8%	7.1%
Open-Air Centers	10.5%	10.8%
All Other Properties	5.0%	5.5%

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

	Sales Per Square Foot for the Trailing Twelve Months Ended September 30,
	2025	2024	% Change
Malls, lifestyle centers and outlet centers same-center sales per square foot	$432	$425	1.6%

Occupancy

Our portfolio occupancy is summarized in the following table (Excluded Properties are not included in occupancy metrics):

	As of September 30,
	2025	2024
Total portfolio	90.2%	89.3%
Malls, lifestyle centers and outlet centers:
Total malls	87.6%	86.4%
Total lifestyle centers	93.3%	91.2%
Total outlet centers	92.0%	91.6%
Total same-center malls, lifestyle centers and outlet centers	88.4%	88.0%
Open-air centers	95.3%	95.4%
All Other Properties	91.0%	88.0%

Leasing

The following is a summary of the total square feet of leases signed in the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating portfolio:
New leases	203,948	143,207	527,553	729,205
Renewal leases	768,882	739,089	2,233,401	2,374,506
Development portfolio:
New leases	—	—	6,058	—
Total leased	972,830	882,296	2,767,012	3,103,711

Average annual base rents per square foot are based on contractual rents in effect as of September 30, 2025 and 2024, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type:

	Nine Months Ended September 30,
	2025	2024
Total portfolio (1)	$26.86	$26.05
Malls, lifestyle centers and outlet centers:
Total same-center malls, lifestyle centers and outlet centers	31.64	31.65
Total malls	31.63	31.29
Total lifestyle centers	32.92	31.57
Total outlet centers	30.40	29.02
Open-air centers	16.11	15.80
All Other Properties	21.96	20.84
(1)
Excluded Properties are not included.

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the nine months ended September 30, 2025 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are set forth below. Rent concessions typically consist of periods of free rent. The impact of such concessions was not material for the period presented below.

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF	% Change Average
Three Months Ended September 30, 2025:
All Property Types (1)	434,508	$41.98	$47.44	13.0%	$49.16	17.1%
Malls, Lifestyle Centers & Outlet Centers (2)	404,811	43.49	48.76	12.1%	50.52	16.2%
New leases (2)	50,007	37.85	58.80	55.4%	64.58	70.6%
Renewal leases (2)	354,804	44.29	47.34	6.9%	48.53	9.6%
Open Air Centers	29,697	21.42	29.52	37.8%	30.65	43.1%

Nine Months Ended September 30, 2025:
All Property Types (1)	1,681,017	$40.58	$41.33	1.8%	$42.71	5.2%
Malls, Lifestyle Centers & Outlet Centers (2)	1,596,379	41.49	42.07	1.4%	43.46	4.7%
New leases (2)	184,800	39.02	50.15	28.5%	55.00	41.0%
Renewal leases (2)	1,411,579	41.81	41.01	(1.9)%	41.95	0.3%
Open Air Centers	69,438	24.16	28.75	19.0%	30.06	24.4%

(1)
Includes malls, lifestyle centers, outlet centers, open-air centers and other.
(2)
The change is primarily driven by malls.

New and renewal leasing activity of comparable small shop space of less than 10,000 square feet based on the lease commencement date is as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2025:
New	79	207,409	7.09	$46.44	$51.42	$35.24	$11.20	31.8%	$16.18	45.9%
Renewal	565	1,755,811	2.83	35.93	36.73	37.25	(1.32)	(3.5)%	(0.52)	(1.4)%
Commencement 2025 Total	644	1,963,220	3.36	37.04	38.28	37.04	—	—	1.24	3.3%

Commencement 2026:
New	22	56,715	7.99	57.05	62.08	39.48	17.57	44.5%	22.60	57.2%
Renewal	141	523,442	3.32	42.91	44.05	40.82	2.09	5.1%	3.23	7.9%
Commencement 2026 Total	163	580,157	3.95	44.30	45.81	40.69	3.61	8.9%	5.12	12.6%

Total 2025/2026	807	2,543,377	3.47	$38.70	$40.00	$37.87	$0.83	2.2%	$2.13	5.6%

Liquidity and Capital Resources

As of September 30, 2025, we had $313.0 million available in unrestricted cash and U.S. Treasury securities. Our total pro rata share of debt, excluding unamortized deferred financing costs and debt discounts, at September 30, 2025 was $2,679.4 million. We had $88.0 million in restricted cash at September 30, 2025 related to cash held in escrow accounts for insurance, real estate taxes, capital expenditures and tenant allowances as required by the terms of certain mortgage notes payable, as well as amounts related to cash management agreements with lenders of certain property-level mortgage indebtedness, which are designated for debt service and operating expense obligations. We also had restricted cash of $21.4 million related to the properties that secure the corporate term loan and the 2032 non-recourse bank loan (previously referred to as the "open-air centers and outparcels loan") of which we may receive a portion via distributions semiannually and quarterly in accordance with the provisions of the term loan and the 2032 non-recourse bank loan, respectively.

During the nine months ended September 30, 2025, we continued to reinvest the cash from maturing U.S. Treasury securities into new U.S. Treasury securities. We designated our U.S. Treasury securities as available-for-sale. As of September 30, 2025, our U.S. Treasury securities have maturities through July 2026. Subsequent to September 30, 2025, we redeemed and purchased additional U.S. Treasury securities. See Note 15 for more information.

In January 2025, we acquired four Macy's stores for $6.2 million, which include land, buildings and improvements, for future redevelopment at the respective properties. In July 2025, we closed on the acquisition of four malls for $179.7 million including transaction costs. The malls include Ashland Town Center in Ashland, KY, Mesa Mall in Grand Junction, CO, Paddock Mall in Ocala, FL, and Southgate Mall in Missoula, MT. See Note 6 for more information.

During the nine months ended September 30, 2025, we sold five properties, six outparcels and three land parcels, which generated gross proceeds of $172.3 million at our share. Net proceeds from those sales were used to pay down the 2032 non-recourse bank loan (previously referred to as the "open-air centers and outparcels loan"), pay down the secured term loan and fund the acquisition of the four malls acquired in July 2025. Subsequent to September 2025, the Company sold its interest in Fremaux Town Center to its joint venture partner. See Note 15 for more information.

During the nine months ended September 30, 2025, we exercised the extension option on the loan secured by Fayette Mall, entered short-term loan extensions for the loans secured by The Outlet Shoppes at Laredo and York Town Center and closed on new loans secured by Cross Creek Mall and The Pavilion at Port Orange. Additionally, we modified the loans secured by Coastal Grand Mall and Coastal Grand Crossing and the 2032 non-recourse bank loan (previously referred to as the "open-air centers and outparcels loan"), which extended the maturity dates, increased the interest rates and increased the principal balance on the 2032 non-recourse bank loan by $110.0 million to fund the acquisition of four malls. In March 2025, the Alamance Crossing East foreclosure process was completed. Alamance Crossing East had an outstanding loan balance of $41.1 million prior to completion of the foreclosure process. In July 2025, Southpark Mall entered default and the property was placed into receivership. As of September 30, 2025, the loan secured by Southpark Mall had an outstanding balance of $48.3 million. Subsequent to September 30, 2025, we were notified by the lender that the loan secured by The Outlet Shoppes at Gettysburg was in maturity default and we are in discussions with the lender regarding a loan modification. See Note 15. Also, subsequent to September 30, 2025, we exercised the extension option on two loans, sold our joint venture interest in an encumbered property and sold an encumbered parcel. See Note 15 for more information.

We paid common stock dividends of $0.40 per share in each of the first and second quarters of 2025 and $0.45 per share in the third quarter of 2025. Additionally, our board of directors declared a special dividend of $0.80 per share of common stock, which was paid in cash during the first quarter of 2025. The special dividend was made to ensure that we meet the minimum requirement to maintain our status as a REIT. Subsequent to September 30, 2025, our board of directors declared a regular cash dividend of $0.45 per share for the quarter ending December 31, 2025 and authorized a new $25.0 million share repurchase program. See Note 15 for more information.

As of September 30, 2025, our total share of consolidated, unconsolidated and other outstanding debt, excluding debt discounts and deferred financing costs, maturing during 2025, assuming all extension options are elected, is $10.6 million.

Cash Flows - Operating, Investing and Financing Activities

There was $162.0 million of cash, cash equivalents and restricted cash as of September 30, 2025, an increase of $20.5 million from September 30, 2024. Of this amount, $52.6 million was unrestricted cash and cash equivalents as of September 30, 2025. Also, at September 30, 2025, we had $260.4 million in U.S. Treasuries with maturities through July 2026.

Our net cash flows are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Net cash provided by operating activities	$169,520	$156,023	$13,497
Net cash (used in) provided by investing activities	(73,754)	57,595	(131,349)
Net cash used in financing activities	(87,608)	(195,226)	107,618
Net cash flows	$8,158	$18,392	$(10,234)

Cash Provided By Operating Activities

Cash provided by operating activities increased primarily due to the consolidation of three malls in December 2024, as well as the acquisition of four malls in July 2025. The increase was partially offset by the sales of The Promenade, 840 Greenbrier Circle, Layton Hills properties, the Monroeville properties and Imperial Valley Mall since the prior-year period.

Cash (Used In) Provided By Investing Activities

Cash used in investing activities increased primarily due to the acquisition of four malls in July 2025, as well as a higher amount of additions of real estate assets and a lower amount of net redemptions of U.S. Treasury securities during the current-year period. The increase was partially offset by net proceeds from the sales of the Layton Hills properties, the Monroeville properties, Imperial Valley Mall, The Promenade and 840 Greenbrier Circle since the prior-year period.

Cash Used In Financing Activities

Cash used in financing activities decreased primarily due to proceeds from new financings in the current-year period and a lower amount of repurchases of common stock as compared to the prior-year period. The decrease was partially offset by an increase in principal payments and the payment of a first quarter 2025 special dividend during the current-year period as compared to the prior-year period.

Debt

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling interests’ share of consolidated properties. Prior to consideration of unamortized deferred financing costs or debt discounts, of our $2,679.4 million outstanding debt at September 30, 2025, $2,676.6 million constituted non-recourse debt obligations and $2.8 million constituted recourse debt obligations. We believe the tables below provide investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

September 30, 2025:	Consolidated	Noncontrolling Interests	Other Debt (1)	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (2)
Fixed-rate debt:
Non-recourse loans on operating properties	$1,144,681	$(23,964)	$48,271	$380,393	$1,549,381	4.94%
2032 non-recourse bank loan	367,956	—	—	—	367,956	7.70%	(3)
Recourse loan on an operating property	—	—	—	2,797	2,797	7.26%
Total fixed-rate debt	1,512,637	(23,964)	48,271	383,190	1,920,134	5.47%
Variable-rate debt:
Non-recourse loans on operating properties	31,580	(11,053)	—	9,212	29,739	7.75%
2032 non-recourse bank loan	75,000	—	—	—	75,000	8.38%	(3)
Non-recourse, secured term loan	654,504	—	—	—	654,504	7.14%
Total variable-rate debt	761,084	(11,053)	—	9,212	759,243	7.29%
Total fixed-rate and variable-rate debt	2,273,721	(35,017)	48,271	392,402	2,679,377	5.99%
Unamortized deferred financing costs	(10,008)	99	—	(3,273)	(13,182)
Debt discounts (4)	(82,852)	405	—	—	(82,447)
Total mortgage and other indebtedness, net	$2,180,861	$(34,513)	$48,271	$389,129	$2,583,748

December 31, 2024:	Consolidated	Noncontrolling Interests	Other Debt (1)	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (2)
Fixed-rate debt:
Non-recourse loans on operating properties	$1,233,767	$(24,392)	$41,122	$368,578	$1,619,075	4.98%
2032 non-recourse bank loan	170,031	—	—	—	170,031	6.95%	(3)
Recourse loan on an operating property	—	—	—	4,361	4,361	7.26%
Total fixed-rate debt	1,403,798	(24,392)	41,122	372,939	1,793,467	5.18%
Variable-rate debt:
Non-recourse loans on operating properties	32,580	(11,403)	—	4,740	25,917	7.99%
Recourse loan on an operating property	—	—	—	22,249	22,249	7.55%
2032 non-recourse bank loan	170,031	—	—	—	170,031	8.65%	(3)
Non-recourse, secured term loan	725,495	—	—	—	725,495	7.42%
Total variable-rate debt	928,106	(11,403)	—	26,989	943,692	7.66%
Total fixed-rate and variable-rate debt	2,331,904	(35,795)	41,122	399,928	2,737,159	6.03%
Unamortized deferred financing costs	(8,688)	168	—	(2,613)	(11,133)
Debt discounts (4)	(110,536)	1,803	—	—	(108,733)
Total mortgage and other indebtedness, net	$2,212,680	$(33,824)	$41,122	$397,315	$2,617,293

(1)
Represents the outstanding loan balance for properties in receivership. Receivership properties are deconsolidated due to a loss of control when the property is placed into receivership in connection with the foreclosure process.
(2)
Weighted-average interest rate excludes amortization of deferred financing costs.
(3)
This loan was previously referred to as the "open-air centers and outparcels loan." The loan was modified in July 2025. The interest rate is now a fixed 7.70% for $367,956 of the outstanding loan balance through July 2030, with the remaining loan balance bearing a variable interest rate based on the 30-day SOFR plus 4.10%. The full principal balance will convert to a variable rate after July 2030. The Operating Partnership has an interest rate swap on a notional amount of $32,000 related to the variable portion of the loan to effectively fix the interest rate at 7.3975%.
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

The weighted-average remaining term of our total share of consolidated and unconsolidated debt, excluding debt discounts and deferred financing costs, was 2.6 years and 2.4 years at September 30, 2025 and December 31, 2024, respectively. The weighted-average remaining term of our pro rata share of fixed-rate debt, excluding debt discounts and deferred financing costs, was 3.3 years and 3.0 years at September 30, 2025 and December 31, 2024, respectively.

As of September 30, 2025 and December 31, 2024, our total share of consolidated and unconsolidated variable-rate debt, excluding debt discounts and deferred financing costs, represented 28.3% and 34.5%, respectively, of our total pro rata share of debt, excluding debt discounts and deferred financing costs.

See Note 8 to the condensed consolidated financial statements for information concerning activity related to unconsolidated affiliates. Subsequent to September 30, 2025, we were notified by the lender that the loan secured by The Outlet Shoppes at Gettysburg was in maturity default and we are in discussions with the lender regarding a loan modification. See Note 15. Also, subsequent to September 30, 2025, we exercised the extension option on one loan, sold our joint venture interest in an encumbered property and sold an encumbered outparcel. See Note 15 for more information.

Equity

We paid common stock dividends of $0.40 per share in each of the first and second quarters of 2025 and $0.45 per share in the third quarter of 2025. Additionally, our board of directors declared a special dividend of $0.80 per share of common stock, which was paid in cash during the first quarter of 2025. The special dividend was made to ensure that we meet the minimum requirement to maintain our status as a REIT. The decision to declare and pay dividends on any outstanding shares of our common stock, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors and will depend on our earnings, taxable income, FFO, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our then-current indebtedness, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, Delaware law and such other factors as our board of directors deems relevant. Any dividends payable will be determined by our board of directors based upon the circumstances at the time of declaration. Our actual results of operations will be affected by a number of factors, including the revenues received from our properties, our operating expenses, interest expense, capital expenditures and the ability of the anchors and tenants at our properties to meet their obligations for payment of rents and tenant reimbursements.

Subsequent to September 30, 2025, our board of directors declared a regular cash dividend of $0.45 per share for the quarter ending December 31, 2025 and authorized a new $25.0 million share repurchase program. See Note 15 for more information.

Capital Expenditures

The following table, which excludes expenditures for developments, redevelopments and expansions, summarizes our capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the three and nine months ended September 30, 2025 compared to the same period in 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Tenant allowances (1)	$5,653	$5,795	$15,523	$11,847

Maintenance capital expenditures:
Parking area and parking area lighting	2,836	2,487	5,892	3,772
Roof replacements	772	2,915	3,652	4,904
Other capital expenditures	7,070	6,106	16,045	14,596
Total maintenance capital expenditures	10,678	11,508	25,589	23,272

Capitalized overhead	199	194	793	675

Capitalized interest	142	155	392	428

Total capital expenditures	$16,672	$17,652	$42,297	$36,222
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

Developments

Properties Opened During the Nine Months Ended September 30, 2025

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2025 Cost	Opening Date	Initial Unleveraged Yield
Outparcel Development:
Mayfaire Town Center - hotel development	Wilmington, NC	49%	83,021	$15,435	$15,943	$4,090	Aug 2025	11.0%

Properties Under Development at September 30, 2025

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2025 Cost	Expected Opening Date	Initial Unleveraged Yield
Redevelopments:
Friendly Center - Cooper's Hawk	Greensboro, NC	50%	10,600	$2,551	$1,077	$1,054	Fall '25	10.2%
Friendly Center - North Italia	Greensboro, NC	50%	6,000	2,550	1,097	1,097	Fall '25	8.1%
Total Properties Under Development			16,600	$5,101	$2,174	$2,151

(1)
Total Cost is presented net of reimbursements to be received.
(2)
Cost to Date does not reflect reimbursements until they are received.

Off-Balance Sheet Arrangements

Unconsolidated Affiliates

We have ownership interests in 24 unconsolidated affiliates as of September 30, 2025 that are described in Note 8 to the condensed consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the condensed consolidated balance sheets as investments in unconsolidated affiliates.

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

See Note 12 to the condensed consolidated financial statements for information related to our guarantees of unconsolidated affiliates' debt as of September 30, 2025 and December 31, 2024.

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

Our Annual Report on Form 10-K for the year ended December 31, 2024 contains a discussion of our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these policies and estimates during the nine months ended September 30, 2025. Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The reconciliation of net income attributable to common shareholders to FFO allocable to Operating Partnership common unitholders for the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income attributable to common shareholders	$74,267	$15,865	$85,631	$20,140
Noncontrolling interest in income of Operating Partnership	—	1	8	1
Earnings allocable to unvested restricted stock	318	333	(984)	852
Depreciation and amortization expense of:
Consolidated properties	39,900	32,326	125,143	109,030
Unconsolidated affiliates	3,167	3,534	9,855	11,996
Non-real estate assets	(248)	(256)	(742)	(769)
Noncontrolling interests' share of depreciation and amortization in other consolidated subsidiaries	(385)	(438)	(1,190)	(1,470)
Loss on impairment, net of taxes	1,736	—	3,496	619
Gain on depreciable property, net of taxes	(50,936)	(11,930)	(72,642)	(15,651)
FFO allocable to Operating Partnership common unitholders	67,819	39,435	148,575	124,748
Debt discount accretion, including our share of unconsolidated affiliates and net of noncontrolling interests' share (1)	9,180	11,085	27,584	34,602
Adjustment for unconsolidated affiliates with negative investment (2)	6,817	(4,099)	10,453	(11,468)
Litigation settlement (3)	—	(13)	—	(153)
Non-cash default interest expense (4)	(1,326)	232	(446)	232
Gain on deconsolidation (5)	(33,851)	—	(33,851)	—
Loss on extinguishment of debt (6)	—	819	217	819
FFO allocable to Operating Partnership common unitholders, as adjusted	$48,639	$47,459	$152,532	$148,780
(1)
In conjunction with the acquisition of our partners' 50% joint venture interests in CoolSprings Galleria, Oak Park Mall and West County Center and the implementation of fresh start accounting upon emergence from bankruptcy, we recognized debt discounts equal to the difference between the outstanding balance of mortgage notes payable and the estimated fair value of such mortgage notes payable. The debt discounts are accreted as additional interest expense over the terms of the respective mortgage notes payable using the effective interest method. We began recognizing the debt discount accretion associated with the consolidation of CoolSprings Galleria, Oak Park Mall and West County Center during the nine months ended September 30, 2025.
(2)
Represents our share of the earnings (losses) before depreciation and amortization expense of unconsolidated affiliates where we are recognizing equity in earnings (losses) on a cash basis because our investment in the unconsolidated affiliate is below zero.
(3)
Represents a credit to litigation settlement expense related to claim amounts that were released pursuant to the terms of the settlement agreement related to the settlement of a class action lawsuit.
(4)
The three and nine months ended September 30, 2025 include default interest on a loan past its maturity date and the reversal of previously accrued default interest. The three and nine months ended September 30, 2024 include default interest on loans past their maturity dates.
(5)
For the three and nine months ended September 30, 2025, the Company deconsolidated Southpark Mall due to a loss of control when the property was placed into receivership in connection with the foreclosure process.
(6)
During the nine months ended September 30, 2025, the Company made a partial paydown on the 2032 non-recourse bank loan (previously referred to as the "open-air centers and outparcels loan") and recognized loss on extinguishment of debt related to a prepayment fee. During the three and nine months ended September 30, 2024, the Company made a partial paydown on the 2032 non-recourse bank loan and recognized loss on extinguishment of debt related to a prepayment fee.

The increase in FFO, as adjusted, for the three and nine months ended September 30, 2025 was primarily driven by the consolidation of three malls in December 2024, as well as the acquisition of four malls in July 2025. The increase was partially offset by the sales of The Promenade, 840 Greenbrier Circle, Imperial Valley Mall, the Layton Hills properties, Annex at Monroeville and Monroeville Mall.

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

Interest Rate Risk

As discussed in greater detail in Note 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, the Company uses interest rate swaps to manage its interest rate risk. Based on our proportionate share of consolidated and unconsolidated variable-rate debt at September 30, 2025, a 0.5% increase or decrease in interest rates on variable-rate debt would increase or decrease annual interest expense by approximately $3.8 million.

Based on our proportionate share of total consolidated, unconsolidated and other debt at September 30, 2025, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $22.9 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $23.8 million.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
July 1–31, 2025	—		$—		—	$—
August 1–31, 2025	90,582		29.47		90,582	22,331
September 1–30, 2025	58,476	(2)	29.98	(3)	56,508	20,640
Total	149,058				147,090
(1)
In May 2025, our board of directors authorized the repurchase of up to $25.0 million of our outstanding common stock. This share repurchase program has an expiration date of May 1, 2026. Subsequent to September 30, 2025, our board of directors authorized a new $25.0 million share repurchase program. See Note 15 for more information.
(2)
Includes 1,968 shares surrendered to us by an employee to satisfy federal and state income tax requirements related to vesting of shares of restricted stock.
(3)
For the 1,968 shares surrendered to satisfy federal and state income tax requirements, $31.825 represented the average market value per share of the common stock on the vesting date, which was used to determine the number of shares required to be surrendered to satisfy income tax withholding requirements.

ITEM 3: Defaults Upon Senior Securities

Not applicable.

ITEM 4: Mine Safety Disclosures

Not applicable.

ITEM 5: Other Information

During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Act).

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

CBL & ASSOCIATES PROPERTIES, INC.

Date: November 7, 2025	/s/ Benjamin W. Jaenicke
Benjamin W. Jaenicke
Executive Vice President -
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)