Form 10-K
period 2025-12-31
CBL & ASSOCIATES PROPERTIES INC
filed 2026-03-03
CIK 910612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

The aggregate market value of the 18,420,363 shares of CBL & Associates Properties, Inc.'s common stock, $0.001 par value, held by non-affiliates of the registrant as of June 30, 2025 was $467,693,017, based on the closing price of $25.39 per share on the New York Stock Exchange on June 30, 2025. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.)

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒	No ☐

As of February 26, 2026, 30,975,888 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of CBL & Associates Properties, Inc.’s Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

The Company’s Business

We are a self-managed, self-administered, fully integrated real estate investment trust ("REIT"). We own, develop, acquire, lease, manage, and operate regional shopping malls, outlet centers, lifestyle centers, open-air centers and other properties. At December 31, 2025, our properties are located in 22 states, but are primarily in the southeastern and midwestern United States. We have elected to be taxed as a REIT for federal income tax purposes.

We conduct substantially all our business through CBL & Associates Limited Partnership (the "Operating Partnership"), which is a variable interest entity ("VIE"). We are the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. CBL Holdings I, Inc. is the sole general partner of the Operating Partnership. At December 31, 2025, CBL Holdings I, Inc. owned a 1.0% general partner interest and CBL Holdings II, Inc. owned a 98.98% limited partner interest in the Operating Partnership, for a combined interest held by us of 99.98%. As of December 31, 2025, third parties owned a 0.02% limited partner interest in the Operating Partnership.

See Note 1 to the consolidated financial statements for information on our properties as of December 31, 2025. Our malls, lifestyle centers, outlet centers, open-air centers and other property types are collectively referred to as the “properties” and individually as a “property.” The other property type (the "All Other" or "All Other Properties") is made up of office buildings, outparcels and hotels.

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

Significant Markets and Tenants

Top Five Markets

Our top five markets, based on the percentage of our share of total revenues attributable to each such market, were as follows for the year ended December 31, 2025:

Market	Percentage of Total Revenues (1)
Chattanooga, TN	6.7%
St. Louis, MO	6.5%
Nashville, TN	5.0%
Lexington, KY	4.3%
Kansas City, KS	4.2%
(1)
Includes the Company’s proportionate share of total revenues from consolidated and unconsolidated affiliates based on the ownership percentage in the respective joint venture and any other applicable terms.

Top 25 Tenants

Our top 25 tenants based on percentage of total revenues were as follows for the year ended December 31, 2025:

	Tenant	Number of Stores	Square Feet	Percentage of Total Revenues (1)
1	Victoria's Secret & Co.	46	379,689	2.67%
2	Signet Group, PLC (2)	107	156,889	2.60%
3	American Eagle Outfitters, Inc.	59	361,167	2.45%
4	Pentland Group (3)	62	362,211	2.25%
5	Dick's Sporting Goods, Inc. (4)	22	1,432,702	2.16%
6	Foot Locker, Inc.	59	295,067	2.08%
7	Bath & Body Works, Inc.	54	230,521	1.82%
8	Genesco Inc. (5)	70	139,832	1.50%
9	Knitwell Group	80	356,897	1.46%
10	Catalyst Brands	72	3,302,484	1.29%
11	The Buckle, Inc.	35	183,384	1.24%
12	Luxottica Group S.P.A. (6)	70	150,562	1.17%
13	The Gap Inc.	40	479,672	1.16%
14	Sycamore Partners	94	321,416	1.04%
15	Ames Watson, LLC (7)	94	120,105	0.98%
16	Abercrombie & Fitch, Co.	28	190,727	0.97%
17	Barnes & Noble, Inc.	18	473,262	0.94%
18	Cinemark Corp.	7	354,786	0.88%
19	H & M Hennes & Mauritz AB	34	720,910	0.88%
20	The TJX Companies, Inc. (8)	18	518,467	0.88%
21	Spencer Spirit Holdings, Inc.	44	103,126	0.85%
22	Shoe Show, Inc.	26	333,408	0.76%
23	Ulta Salon, Cosmetics & Fragrance, Inc.	22	226,665	0.75%
24	GoTo Foods (9)	60	41,240	0.74%
25	Darden Restaurants, Inc.	32	218,701	0.63%
		1,253	11,453,890	34.15%
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
(3)
Pentland Group is formerly known as Finish Line, Inc. and operates Finish Line, City Gear, Hibbett Sports, JD Sports and Shoe Palace.
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
(7)
Ames Watson, LLC operates Lid's, Lid's Locker Room and Claire's.
(8)
The TJX Companies, Inc. operates T.J. Maxx, Marshalls, HomeGoods and Sierra Trading Post.
(9)
GoTo Foods operates Cinnabon, Auntie Anne's, Moe's Southwest Grill, McAlister's Deli and Jamba.

Operating Strategy

We operate a diverse portfolio of dynamic properties including enclosed regional malls, outlet centers, lifestyle centers and open-air centers. Our assets are located in strong mid-tier markets with a focus in the growing southeast and midwest. Approximately 30% of our 2025 same-center net operating income ("NOI") was generated by non-enclosed mall assets. Our primary objective is to operate our portfolio to maximize the long-term value of our company by generating increasing levels of NOI and improving free cash flow through a variety of methods as further discussed below.

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

See Developments and Redevelopments in Item 7 of this Annual Report for information on the projects completed during 2025 and under construction at December 31, 2025.

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

Corporate Responsibility/Green Building Practices

CBL’s Corporate Responsibility ("CR") efforts are led by the CR Steering Committee, a dedicated leadership committee that focuses on factors including Sustainability, Social Governance and Corporate Governance as well as reporting to CBL’s board of directors, on our website and in public filings. The members that make up this committee represent various departments within CBL, such as Management, Investor Relations, People & Culture, Legal, Technology Solutions, Corporate & Public Relations and Operations Services with day-to-day efforts for sustainability led by our Vice President - Sustainability. The Nominating/Corporate Governance Committee of CBL's board of directors is responsible for oversight of the Company’s CR efforts. Part of our efforts includes regularly reviewing existing policies and procedures to incorporate current best practices and working to ensure compliance with new regulations including related reporting and disclosures. More information on this program and others, including social responsibility and community involvement initiatives, is available in the Human Capital section below and on dedicated web pages at cblproperties.com/corporate-responsibility/overview. The information on our web site is not, and should not be considered, a part of this Form 10-K.

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

Equity

Common Stock

Our authorized common stock consists of 200,000,000 shares at $0.001 par value per share. We had 30,322,052 shares of common stock issued and outstanding as of December 31, 2025, excluding 34 treasury shares.

Preferred Stock

Our authorized preferred stock consists of 15,000,000 shares at $0.001 par value per share. No shares of preferred stock were issued and outstanding as of December 31, 2025.

Financial Information about Segments

See Note 11 to the consolidated financial statements for information about our reportable segments.

Human Capital

We believe our people are critical to the success of our company. We are committed to providing a work environment that attracts, develops, and retains high-performing team members and to promoting a culture that allows each team member to feel respected, included and empowered. We engage with our employees regularly and in 2025 completed an employee engagement assessment. The survey netted a 77% response rate and secured CBL Great Place to Work Certification™, with 93% of employees saying it is a great place to work.

CBL does not have any employees other than its statutory officers. As of December 31, 2025, our Management Company had 408 full-time and 92 part-time employees that represented the following voluntarily provided demographics:

•
21% racially diverse and 53% female.
•
We are proud that 4% of our workforce served in the military.
•
Within the team, 3% self-identify as disabled.

•
Our workforce spans multiple generations, including Gen X (247), Gen Y (147), and Baby Boomers (69), with a growing Gen Z presence (36) and representation from Traditionalists (1).

CBL continues to benefit from low voluntary employee turnover, which was approximately 7% in 2025 (6% in 2024), reflecting the stability, engagement, and continuity of its workforce. While CBL supports employees’ freedom of association, it maintains direct relationships with its employees, and none of its workforce is currently represented by a labor union. Management considers its employee relations to be positive and believes that maintaining open communication and responsiveness to employee feedback contributes to a productive and stable work environment

To attract, retain and develop our high-performing team members, we offer compensation programs that include a mix of salaries, variable incentive bonuses and equity-based awards. To help ensure pay for performance alignment, CBL team members and their direct managers participate in an annual performance evaluation process. The evaluation process includes interactive goal setting and feedback designed to enhance performance, engagement, and professional development. Annually, we conduct a compensation analysis to ensure any pay gaps are reviewed and addressed. Our compensation programs are supplemented by comprehensive employment benefits as well as training and educational programs. Certain benefits are also available to part-time CBL team members.

We provide our team with learning and development opportunities including conferences, leadership programs, and other ad hoc training programs. Programs cover a variety of topics such as career development and skills training; health, well-being, and safety; inclusion and belonging; and more. We also mandate cybersecurity training and ethics training for all full-time employees. In 2025, CBL team members completed 3,571 hours of training. In 2025, CBL launched the CBL Employee Learning Reimbursement Program which helps support a culture of continuous learning by reimbursing employees for personal and professional development opportunities. Employees can seek reimbursement for courses, certifications, books and other learning resources.

We also continued our outreach efforts in recruiting through partnership with Transition Overwatch, which targets Veterans.

We have long maintained several employee-led programs, including CBL Community, CBL Cares, CBL Fit and CBL Social.

CBL Community is focused on initiatives that emphasize the importance and focus we place on people, the driving force behind CBL. CBL Community pursues internal and external endeavors to improve organizational impacts that help foster an inclusive environment for our team members and our customers through education, engagement initiatives, and the creation of opportunities and partnerships with a broad array of groups, including underrepresented groups. In 2025, CBL Community advanced its focus on employee development and inclusion through ongoing initiatives such as the employee book club and a robust calendar of educational programs. Highlights included a special Veteran’s Day presentation by a noted author, along with new sessions designed to broaden perspectives and foster a more connected and informed team.

CBL Cares partners with and supports local charitable organizations that contribute to the growth and development of the communities we serve. In 2025, our team volunteered 1,109 hours with non-profit organizations across our portfolio through our CBL Cares program. We also continued matching gifts, which allows employees to submit their individual charitable contributions for a 1:1 company match up to $100 per donation. In total, through volunteer hours, corporate donations, matching gifts, CBL Cares grants, and our annual United Way workplace campaign we provided support valued at nearly $177,000 to organizations across our portfolio that work to meet the needs of our communities.

CBL Fit provides advocacy of wellness for the whole person at work and CBL Social provides engagement opportunities and interconnectivity through team-based events.

Corporate Offices

Our principal executive offices are located at CBL Center, 2030 Hamilton Place Boulevard, Suite 500, Chattanooga, Tennessee, 37421 and our telephone number is (423) 855-0001.

Available Information

There is additional information about us on our web site at cblproperties.com. Electronic copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge by visiting the “Investor Relations” section of our web site. These reports are posted as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. The information on our web site is not, and should not be considered, a part of this Form 10-K. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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
•
We use artificial intelligence ("AI") in our business and its use involves technological and legal risk.
•
We face possible risks associated with climate change, which may increase our future expenses.
•
An increasingly complex and shifting landscape related to reporting sustainability factors and metrics may impose additional costs and expose us to new risks.
•
Possible terrorist activity or other acts of violence could adversely affect our financial condition and results of operations.
•
Social unrest and acts of vandalism or violence could adversely affect our business operations.
•
Our properties may be subject to impairment charges which could adversely affect our financial results.
•
While cybersecurity attacks, to date, have not materially impacted our financial results, future cyberattacks, cyberintrusions or other disruptions of our information technology networks - including any loss of access to cloud computing services or other critical vendors - could disrupt our operations, compromise confidential information and adversely impact our financial condition, and the cost of preventative measures - which may not be effective in all cases - continues to increase.
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

Substantially all our consolidated assets consist of investments in real estate properties. Because real estate investments are relatively illiquid, our ability to quickly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand for space, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. In addition, prevailing economic and capital market conditions might make it more difficult for us to sell properties or might adversely affect the price we receive for properties that we do sell, as prospective buyers might experience increased costs of debt financing or other difficulties in obtaining debt financing.

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

We own partial interests in 4 malls, 5 outlet centers, 1 lifestyle center, 11 open-air centers, 2 office buildings and 2 hotels. Of those interests, 2 malls, 3 outlet centers, 2 open-air centers and 2 hotels are all owned by unconsolidated joint ventures and are managed by a property manager that is affiliated with the third-party partner, which receives a fee for its services. The third-party partner of each of these properties controls the cash flow distributions, although our approval is required for certain major decisions. We have interests in two outlet centers that are owned by consolidated joint ventures and managed by a property manager that is affiliated with the third-party partner, which receives a fee for its services.

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

Energy costs, repairs, maintenance and capital improvements to common areas of our properties, janitorial services, administrative, property and liability insurance costs and security costs are typically allocable to our properties’ tenants. Our lease agreements typically provide that the tenant is responsible for a portion of the common area maintenance ("CAM") and other operating expenses. The majority of our current leases require an equal periodic tenant reimbursement amount for our cost recoveries, which serves to fix our tenants’ CAM contributions to us. In these cases, a tenant will pay a fixed amount, or a set expense reimbursement amount, subject to annual increases, regardless of the actual amount of operating expenses. The tenant’s payment remains the same regardless of whether operating expenses increase or decrease, causing us to be responsible for any excess amounts or to benefit from any declines. As a result, the CAM and tenant reimbursements that we receive may or may not allow us to recover a substantial portion of these operating costs.

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

We use AI in our business and its use involves technological and legal risk.

We currently use AI in certain internal business processes. Technological advances in AI are rapidly evolving, and along with this rapid evolution comes risks and challenges that could negatively impact our business. AI may create incomplete, inaccurate, or misleading outputs or other discriminatory or unexpected results or behaviors, such as hallucinatory behavior that can generate irrelevant, nonsensical, or factually incorrect results. While we take measures designed to ensure the accuracy of such AI-generated content, those measures may not always be successful. Accordingly, reliance on these models could lead us to make impaired decisions that could result in adverse consequences to us, including legal liability, reputational and competitive harm. Additionally, sensitive or otherwise confidential information could be leaked, disclosed, or revealed in connection with the use of AI by our employees, vendors or contractors and, where an AI model processes personal information and makes connections with that data, it may disclose sensitive, proprietary, or confidential information generated by the model. Furthermore, bad actors may utilize AI to obtain sensitive or confidential information concerning our business.

Uncertainty in the regulatory environment relating to AI may hinder our ability to use such technologies in our business or require us to change our business practices, which could decrease any benefits from using AI and negatively impact our business. Additionally, we may need to expend additional resources to modify and maintain our use of AI to comply with applicable law, and failure to do so may lead to regulatory fines or penalties.

We face possible risks associated with climate change.

We may become subject to laws or regulations related to climate change, which could cause our business, results of operations and financial condition to be impacted adversely. Some of the states and localities in which we operate may enact certain climate change laws and regulations or have begun regulating carbon footprints and greenhouse gas emissions. Although these laws and regulations have not had any known material adverse effects on our business to date, they could result in substantial costs, including compliance costs, increased energy costs, retrofit costs and construction costs, including monitoring and reporting costs, and capital expenditures for environmental control facilities and other new equipment. We have implemented strategies to support our continued effort to reduce energy and water consumption, greenhouse gas emissions and waste production across our portfolio. We cannot predict how future laws and regulations, or future interpretations of current laws and regulations, related to climate change will affect our business, results of operations and financial condition. Additionally, the potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These may include changes to global weather patterns, which could include local changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperature averages or extremes. These impacts may adversely affect our properties, our business, financial condition and results of operations.

An increasingly complex and shifting landscape related to reporting sustainability factors and metrics may impose additional costs and expose us to new risks.

Certain investors and other stakeholders have become more focused on understanding how companies address a variety of sustainability factors in their businesses. As they evaluate investment decisions, many investors look not only at company disclosures but also to sustainability rating systems that have been developed by third parties to allow such comparisons among companies. Although we participate in a number of these ratings systems, we do not participate in all such systems. The criteria used in these ratings systems may conflict and change frequently, and we cannot predict how these third parties will score us, nor can we have any assurance that they score us accurately or other companies accurately or that other companies have provided them with accurate data. We supplement our participation in ratings systems with published disclosures of our sustainability initiatives and activities, but some investors may desire other disclosures that we do not provide. Failure to participate in certain of the third-party ratings systems, failure to score well in those ratings systems or failure to provide certain types of sustainability disclosures could result in reputational harm when investors compare us to other companies, and could cause certain investors to be unwilling to invest in our stock which could adversely impact our stock price.

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

We believe that our properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. As of December 31, 2025, we have recorded in our consolidated financial statements a liability of $2.1 million related to potential future asbestos abatement activities at our properties which are not expected to have a material impact on our financial condition or results of operations. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our present or former properties. Therefore, we have not recorded any liability related to hazardous or toxic substances. Nevertheless, it is possible that the environmental assessments available to us do not reveal all potential environmental liabilities. It is also possible that subsequent investigations will identify material adverse environmental conditions that have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of our properties has not been or will not be affected by tenants and occupants of our properties, by the condition of properties in the vicinity of our properties or by third parties unrelated to us, the Operating Partnership or the relevant property’s partnership.

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

Clauses in leases with certain tenants in our properties may include inducements, such as reduced rent and tenant allowance payments or other clauses such as co-tenancy or sales-based kick-out provisions, which can reduce our rents and Funds From Operations (“FFO”), and adversely impact our financial condition and results of operations and the value of our properties. This impact could be exacerbated by the loss of one or more significant tenants, due to lease rejections in bankruptcies or as a result of consolidations in the retail industry.

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

As new technologies emerge, the relationship among customers, retailers, and shopping centers are evolving on a rapid basis and we may not be able to adapt to such new technologies and relationships on a timely basis. Our relative size may limit the capital and resources we are willing to allocate to invest in strategic technology to enhance the mall experience, which may make our properties relatively less desirable to anchors, mall tenants, and consumers. Tenants also more commonly utilize their physical stores as part of an omni-channel strategy (allowing customers to shop seamlessly through various sales channels). As a result, customers may make purchases through other sales channels during or immediately after visiting our properties, with such sales not being captured currently in our tenant sales figures or monetized in our minimum or overage rents.

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

We have experienced adverse security incidents. All incidents experienced to date have been minor in scope and impact, were resolved quickly, had no material impact on the Company’s reputation, financial performance, customer or vendor relationships, and management believes they have posed no material risk of potential litigation or regulatory investigations or actions. We expect unauthorized parties to continue to attempt to gain access to our systems or information, and/or those of our business partners and service providers. These risks may also be intensified by factors such as an increased volume and complexity of cyberattacks during periods of heightened geopolitical tensions and emerging technological innovations, such as the use of AI tools and quantum computing, that may enable malicious actors to develop more advanced social engineering attacks, circumvent security controls, evade detection and remove forensic evidence. Cyberattacks targeting our infrastructure could result in a full or partial disruption of our operations, as well as those of our tenants.

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

All the properties in our portfolio are required to comply with the Americans with Disabilities Act (the “ADA”). Compliance with the ADA requirements could require removal of access barriers, and non-compliance could result in the imposition of fines by the United States government, awards of damages to private litigants, or both. While the tenants to whom our portfolio is leased are obligated to comply with ADA provisions within their leased premises, if required changes within their leased premises involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of tenants to cover costs could be adversely affected. Furthermore, we are required to comply with ADA requirements within the common areas of the properties in our portfolio and we may not be able to pass on to our tenants any costs necessary to remediate any common area ADA issues. In addition, we are required to operate the properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our portfolio. We may be required to make substantial capital expenditures to comply with, and we may be restricted in our ability to renovate or redevelop the properties subject to, those requirements and to comply with the provisions of the ADA. The resulting expenditures and restrictions could have a material adverse effect on our financial condition and operating results.

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

At December 31, 2025, our pro-rata share of consolidated and unconsolidated debt outstanding, excluding debt discounts and deferred financing costs, was approximately $2,622.6 million. At December 31, 2025, our total share of consolidated and unconsolidated debt, excluding debt discounts and deferred financing costs, maturing in 2026, 2027 and 2028 giving effect to all maturity extensions, is approximately $670.2 million, $649.5 million and $289.1 million, respectively. Of the $670.2 million that is maturing in 2026, $48.3 million is related to a loan secured by a property that was placed in receivership in connection with the foreclosure process. Additionally, we have $9.7 million of debt, at our share, which matured prior to December 31, 2025, for which we anticipate returning the property to the lender. See Note 7 and Note 8 to the consolidated financial statements for additional information.

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

As of December 31, 2025, our total share of consolidated and unconsolidated variable-rate debt, excluding debt discounts and deferred financing costs, was $751.4 million. Increases in interest rates will increase our cash interest payments on any variable-rate debt we have outstanding. If we do not have sufficient cash flow from operations, we might not be able to make all required payments of principal and interest on our debt, which could result in a default or have a material adverse effect on our financial condition and results of operations, and which might have further adverse effects on our cash flow and our ability to make distributions to shareholders. These significant debt payment obligations might also require us to use a significant portion of our cash flow from operations to make interest and principal payments on our debt rather than for other purposes such as working capital, capital expenditures or distributions to holders of our equity securities.

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

Our properties are located principally in the southeastern and midwestern United States. Our properties located in the southeastern United States accounted for approximately 51.4% of our total pro-rata share of revenues from all properties for the year ended December 31, 2025 and currently include 20 malls, 3 lifestyle centers, 2 outlet centers, 17 open-air centers, 2 office buildings and 2 hotels. Our properties located in the midwestern United States accounted for approximately 24.7% of our total pro-rata share of revenues from all properties for the year ended December 31, 2025 and currently include 15 malls and 2 open-air centers. Further, our properties located in our five largest metropolitan area markets – Chattanooga, TN; St. Louis, MO; Nashville, TN; Lexington, KY; and Kansas City, KS – accounted for approximately 6.7%, 6.5%, 5.0%, 4.3% and 4.2%, respectively, of our total pro-rata share of revenues for the year ended December 31, 2025. No other market accounted for more than 3.7% of our total pro-rata share of revenues for the year ended December 31, 2025.

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

As a partnership, the Operating Partnership is not subject to federal income tax on its income. Instead, each of its partners, including us, is allocated, and may be required to pay tax with respect to, such partner's share of its income. We cannot assure you that the IRS will not challenge the status of the Operating Partnership or any other subsidiary partnership or limited liability company in which we own an interest as a disregarded entity or partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership or any such other subsidiary as an entity taxable as a corporation for federal income tax purposes, we could fail to meet (and if the Operating Partnership were subject to such treatment, would fail to meet) the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of the Operating Partnership or any subsidiary partnerships or limited liability company to qualify as a disregarded entity or partnership for applicable income tax purposes could cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners or members, including us.

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

Governance

As part of its regular oversight of risk management, our audit committee is responsible for the oversight of cybersecurity risk and threat mitigation related to our information technology and information systems including protection and security of employee and customer data. Our Senior Vice President – Technology Solutions is responsible for the day-to-day management of our cybersecurity program and reports directly to our President. Our Senior Vice President – Technology Solutions has served in this capacity for over four years and has more than 25 years of experience in the aggregate, including more than ten years with the Company, in various information technology roles. Our audit committee is responsible for overseeing cybersecurity risks, and our management team reports to our audit committee on the Company’s cybersecurity program, current cybersecurity projects and industry trends and efforts to mitigate cybersecurity risk on at least a semi-annual basis.

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

We have adopted and require employees to abide by the following relevant policies:

•
Personally Identifiable Information policy - helps protect personal employee, vendor and tenant information.
•
Personal Use of Office Equipment policy – mandates safe use of CBL computers.
•
Password Handling Policy – mandates use of a secure password management platform.
•
AI Policy – mandates responsible use of AI tools.

Employees are required to complete regular cybersecurity training and education annually, which is followed up with quarterly testing and re-training, as necessary. In order to prevent any successful social engineering attacks, all new employees go through a thorough cybersecurity onboarding and existing employees are updated and reminded regularly about new and persisting attack techniques.

By the second quarter of 2026, all employees will have the opportunity to attend AI training that will address responsible usage of AI platforms. Additionally, we monitor the use of all AI platforms and have technology in place to block risky AI sites.

We contract with an independent cybersecurity provider to perform an annual cybersecurity risk and vulnerability assessment. We regularly test areas of potential vulnerability, utilizing penetration testing, ransomware-focused disaster recovery tests as well as testing exercises for other higher risk areas. We contract with an AI-enabled 24/7 extended detection and remediation partner to monitor all network and endpoint traffic and take appropriate action on our behalf.

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

Malls

We owned a controlling interest in 43 malls and a non-controlling interest in 4 malls as of December 31, 2025. Our malls generally have strong competitive positions because they are the only, or the dominant, regional property in their respective trade areas. The malls consist of enclosed large regional shopping centers, generally anchored by two or more anchors or junior anchors, a wide variety of in-line stores and brand name discount or off-price stores. Anchor and junior anchor tenants own or lease their stores and non-anchor stores lease their locations.

We own the land underlying each property in fee simple interest, except for Brookfield Square, Dakota Square Mall, Meridian Mall, St. Clair Square and Stroud Mall. We lease all or a portion of the land at each of these properties subject to long-term ground leases.

The following table sets forth certain information for each of the malls as of December 31, 2025 (dollars in thousands, except for sales per square foot amounts):

Property / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total Center Square Feet (1)	Total In-Line GLA (2)	In-Line Sales per Square Foot (3)	Percentage In-Line GLA Leased (4)	Anchors & Junior Anchors (5)
Malls:
Arbor Place Atlanta (Douglasville), GA	1999	N/A	100%	1,164,324	327,087	351	90%	Belk, former Conn's Home Plus (6), Dillard's, H&M, JC Penney, Macy's, Planet Fitness, Q, Regal Cinemas, former Sears (6)
Ashland Town Center Ashland, KY	2025	N/A	100%	342,194	182,248	440	89%	Belk, Belk Men & Home, Cinemark, JC Penny, T.J. Maxx
CherryVale Mall Rockford, IL	1973/2001	2007	100%	870,541	348,125	301	84%	Barnes & Noble, Home Trends, JC Penney, Macy's, Tilt Studio
Coastal Grand Mall (7) Myrtle Beach, SC	2004	2007	50%	1,117,260	341,664	428	100%	Belk, Cinemark, Crunch Fitness, Dick's Sporting Goods, Dillard's, H&M, JC Penney, former Sears, Stars & Strikes
CoolSprings Galleria Nashville, TN	1991	2015	100%	1,171,181	435,589	677	89%	Belk, Dillard's, H&M, JC Penney, King's Dining & Entertainment, Macy's, Primark
Cross Creek Mall Fayetteville, NC	1975/2003	2013	100%	917,543	292,786	473	96%	Belk, H&M, JC Penney, Macy's, Main Event, Rooms to Go
Dakota Square Mall Minot, ND	1980/2012	2016	100%	740,844	222,552	312	81%	AMC Theatres, Barnes & Noble, JC Penney, Scheels, Sleep Inn & Suites, Target, Tilt Studio
East Towne Mall Madison, WI	1971/2001	2004	100%	801,292	212,003	317	87%	Barnes & Noble, former Boston Store (6), Dick's Sporting Goods, Flix Brewhouse, H&M, JC Penney, former Sears, Thrill Factory
Eastland Mall Bloomington, IL	1967/2005	N/A	100%	732,649	247,507	336	48%	Former Bergner's, Kohl's, former Macy's, Planet Fitness, former Sears
Fayette Mall Lexington, KY	1971/2001	2014	100%	1,161,394	463,117	511	95%	Dick's Sporting Goods, Dillard's, H&M, JC Penney, Macy's
Frontier Mall Cheyenne, WY	1981	1997	100%	524,711	204,591	339	90%	Former AMC Theatres, Appliance Factory Mattress Kingdom, Dillard's, Bomgaars (6), JC Penney (6)
Governor's Square (7)(8) Clarksville, TN	1986	1999	47.5%	684,519	237,754	409	94%	Belk, Best Buy, Dick's Sporting Goods, Dillard's, JC Penney, Phoenix Theatres, Ross Dress for Less, partial former Sears
Hamilton Place Chattanooga, TN	1987	2016	90%	1,138,622	349,750	490	94%	Barnes & Noble, Belk for Men, Kids & Home, Belk for Women, Crunch Fitness, Dave & Buster's, Dick's Sporting Goods, Dillard's for Men, Kids & Home, Dillard's for Women, H&M, JC Penney
Hanes Mall Winston-Salem, NC	1975/2001	1990	100%	1,435,142	468,440	408	88%	Belk, Dave & Buster's, Dillard's, Encore, H&M, JC Penney, future Novant Health (6)(9), Truliant Federal Credit Union (6)
Jefferson Mall Louisville, KY	1978/2001	1999	100%	723,705	225,199	338	86%	BJ's Wholesale Club, Dillard's, H&M, JC Penney, Ross Dress for Less, Tilted 10
Kentucky Oaks Mall (7)(8) Paducah, KY	1982/2001	1995	50%	774,760	286,501	295	80%	Best Buy, Burlington (6), Dick's Sporting Goods, former Dillard's, former Dillard's Home Store, HomeGoods, JC Penney, Ross Dress for Less (6), Vertical Jump Park
Kirkwood Mall Bismarck, ND	1970/2012	2017	100%	835,159	231,295	364	96%	H&M, I. Keating Furniture, JC Penney, Scheels, Target, Tilt
Mall del Norte Laredo, TX	1977/2004	1993	100%	1,219,711	408,718	425	90%	Former Beall's, Cinemark, Dillard's, Foot Locker, H&M, JC Penney, Macy's, Macy's Home Store, Main Event, Mega Furniture, partial former Sears, TruFit Athletic Club
Meridian Mall (10) Lansing, MI	1969/1998	2001	100%	947,815	281,394	285	77%	Ashley HomeStore, former Bed Bath & Beyond, Dick's Sporting Goods, H&M, High Caliber Karting, JC Penney, Launch Trampoline Park, Macy's, Planet Fitness, Schuler Books & Music

Property / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total Center Square Feet (1)	Total In-Line GLA (2)	In-Line Sales per Square Foot (3)	Percentage In-Line GLA Leased (4)	Anchors & Junior Anchors (5)
Malls:
Mesa Mall Grand Junction, CO	2025	N/A	100%	336,239	247,920	386	92%	Cabela's, Dick's Sporting Goods, Dillard's, Homegoods, Encore, JC Penney, Target
Mid Rivers Mall St. Peters, MO	1987/2007	2015	100%	1,035,843	286,726	305	94%	Dick's Sporting Goods, Dillard's, H&M, JC Penney, Macy's, Marcus Theatres, former Sears, V-Stock
Northgate Mall Chattanooga, TN	1972/2011	2014	100%	643,021	177,741	357	74%	Belk, future BJ's Wholesale Club (6)(11), former Burlington, future Sound Force (6)
Northpark Mall Joplin, MO	1972/2004	1996	100%	892,580	274,856	382	74%	Dunham's Sports, H&M, JC Penney, former Jo-Ann Fabrics & Crafts, Joplin Expo Center, former Macy's Children's & Home, former Sears, T.J. Maxx, Tilt, Vintage Stock
Northwoods Mall North Charleston, SC	1972/2001	1995	100%	748,094	255,846	367	97%	Belk, Books-A-Million, Burlington (6), Dillard's, JC Penney, Planet Fitness
Oak Park Mall Overland Park, KS	1974/2005	1998	100%	1,515,503	428,333	557	95%	Barnes & Noble, Dillard's for Women, Dillard's for Men, Children & Home, Giselle's, H&M, JC Penney, Macy's, Nordstrom
Old Hickory Mall Jackson, TN	1967/2001	1994	100%	538,668	161,573	312	53%	Belk, JC Penney, former Macy's, former Sears
Paddock Mall Ocala, FL	2025	N/A	100%	318,902	171,019	543	94%	Belk, JC Penney, Macy's, future Paddock Market (6)(12)
Parkdale Mall Beaumont, TX	1972/2001	2018	100%	1,087,996	294,007	338	86%	Former Ashley HomeStore, former Beall's, Crunch Fitness, Dick's Sporting Goods, Dillard's, former Forever 21, H&M, HomeGoods, JC Penney, former Macy's, former Sears, Tilt, 2nd & Charles
Parkway Place Huntsville, AL	1957/1998	2002	100%	639,063	269,885	400	90%	Belk, Dillard's
Post Oak Mall College Station, TX	1982	1985	100%	788,531	301,006	344	83%	Former Bealls, City of College Station, former Conn's Home Plus (6), Dillard's Men & Home, Dillard's Women & Children, Encore, JC Penney, Murdoch's Farm & Ranch (6)
Richland Mall Waco, TX	1980/2002	1996	100%	693,777	192,199	409	98%	Dick's Sporting Goods, Dillard's for Men, Kids & Home, Dillard's for Women (6), former Dillard's for Women, JC Penney, Tilt Studio
South County Center St. Louis, MO	1963/2007	2001	100%	932,986	220,763	303	77%	Dick's Sporting Goods, Dillard's, JC Penney, former Macy's, former Sears
Southgate Mall Missoula, MT	2025	N/A	100%	545,780	212,955	357	89%	AMC Theatres, Dillard's for Men & Kids, Dillard's for Women, Hobby Lobby, Scheels
St. Clair Square (13) Fairview Heights, IL	1974/1996	1993	100%	1,068,416	291,161	362	95%	Dillard's, JC Penney, Macy's, former Sears
Stroud Mall (14) Stroudsburg, PA	1977/1998	2005	100%	414,427	136,100	223	91%	Cinemark, EFO Furniture Outlet, JC Penney, Reaching Out For Jesus Christian Center, ShopRite
Sunrise Mall Brownsville, TX	1979/2003	2015	100%	911,500	242,175	454	97%	Barnes & Noble, Cinemark, Dick's Sporting Goods, Dillard's, JC Penney, Main Event (6), TruFit (6), Z Cages Hitters' Hangout
Turtle Creek Mall Hattiesburg, MS	1994	1995	100%	845,004	191,617	344	90%	At Home, Belk, Dillard's, JC Penney, former Sears, Southwest Theaters, Urban Planet
Valley View Mall Roanoke, VA	1985/2003	2007	100%	864,137	337,377	375	97%	Barnes & Noble, Belk, future Dave & Buster's, JC Penney, Macy's, former Sears
Volusia Mall Daytona Beach, FL	1974/2004	2013	100%	1,060,340	253,564	290	82%	Dillard's for Men & Home, Dillard's for Women, Dillard's for Juniors & Children, H&M, JC Penney, former Macy's, former Sears (6)

Property / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total Center Square Feet (1)	Total In-Line GLA (2)	In-Line Sales per Square Foot (3)	Percentage In-Line GLA Leased (4)	Anchors & Junior Anchors (5)
Malls:
West County Center Des Peres, MO	1969/2007	2002	100%	1,199,373	385,423	872	92%	Barnes & Noble, Dick's Sporting Goods, former Forever 21, H&M, JC Penney, Macy's, Nordstrom
West Towne Mall Madison, WI	1970/2001	2013	100%	773,422	282,300	390	92%	Dave & Buster's (6), Dick's Sporting Goods, Hobby Lobby (6), JC Penney, Planet Fitness, Total Wine & More (6), Von Maur (6)
Westmoreland Mall Greensburg, PA	1977/2002	1994	100%	976,667	286,936	366	97%	Dick's Sporting Goods, H&M, JC Penney, Live! Casino Pittsburgh, Macy's, Macy's Home Store, Old Navy
York Galleria York, PA	1989/1999	N/A	100%	756,715	225,866	292	66%	Boscov's (6), H&M, Hollywood Casino, Life Storage (6), Marshalls, PA Fitness
Total Malls				36,890,350	11,893,668	$425	88%

Excluded Properties (15)
Brookfield Square (16) Brookfield, WI	1967/2001	2008	100%	865,299	307,266	N/A	N/A	Barnes & Noble, H&M, JC Penney, Movie Tavern by Marcus, Whirlyball
Harford Mall Bel Air, MD	1973/2003	2007	100%	367,019	179,602	N/A	N/A	Encore, Macy's, Macy's Furniture Gallery, future grocer
Laurel Park Place Livonia, MI	1989/2005	1994	100%	491,263	198,119	N/A	N/A	Dunham Sports, Von Maur
Southpark Mall Colonial Heights, VA	1989/2003	2007	100%	676,590	213,183	N/A	N/A	Dick's Sporting Goods, Dick's Sporting Goods Fulfillment Center, H&M, JC Penney, Macy's, Regal Cinemas

(1)
Total center square footage includes square footage of attached shops, immediately adjacent Anchor and Junior Anchor locations and leased freestanding locations of the property.
(2)
Excludes tenants 20,000 square feet and over.
(3)
Totals represent weighted averages for reporting tenants of 10,000 square feet or less.
(4)
Includes tenants under 20,000 square feet with leases in effect as of December 31, 2025.
(5)
Anchors and Junior Anchors listed are immediately adjacent to the property or are in freestanding locations immediately adjacent to the property.
(6)
Owned by a third party.
(7)
This property is owned in an unconsolidated joint venture.
(8)
The property is managed by a property manager that is affiliated with the third-party partner, which receives a fee for its services. The third-party partner controls the cash flow distributions, although our approval is required for certain major decisions.
(9)
Hanes Mall – The former Sears was purchased by Novant Health, which has indicated plans to redevelop this space for future medical offices with the construction start and opening to be determined.
(10)
Meridian Mall - We are the lessee under several ground leases in effect through March 2067, with extension options. Fixed rent is $19 per year plus 3% to 4% of all rent.
(11)
Northgate Mall - BJ's Wholesale Club opened in January 2026.
(12)
Paddock Mall - Paddock Market opened in January 2026 in the former Sears space.
(13)
St. Clair Square - We are the lessee under a ground lease for 20 acres. Assuming the exercise of available renewal options, at our election, the ground lease expires January 31, 2073. The rental amount is $41 per year. In addition to base rent, the landlord receives 0.25% of Dillard's sales in excess of $16,200.
(14)
Stroud Mall - We are the lessee under a ground lease, which extends through July 2089. The current rental amount is $72 per year, increasing by $10 every ten years through 2045. An additional $100 is paid every ten years.
(15)
We exclude properties undergoing major redevelopment or being considered for repositioning, or properties for which we are working or intend to work with the lender on a restructure of the terms of the loan secured by the property or convey the secured property to the lender (“Excluded Properties”). Operational metrics are not reported for Excluded Properties.
(16)
Brookfield Square - The annual ground rent for 2025 was $110.

Inline and Adjacent Freestanding Stores

The malls have approximately 3,269 inline and adjacent freestanding stores. The malls received 85.8% of their total revenues from inline and adjacent freestanding stores for the year ended December 31, 2025.

Mall Lease Expirations

The following table summarizes the scheduled lease expirations for inline and adjacent freestanding stores as of December 31, 2025:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as a % of Total Leased GLA (3)
2026	468	$43,364,167	1,226,685	$35.35	14.1%	15.0%
2027	669	79,675,902	2,303,155	34.59	25.9%	28.1%
2028	497	64,095,158	1,607,195	39.88	20.8%	19.6%
2029	380	39,609,560	1,157,350	34.22	12.9%	14.1%
2030	194	27,267,332	689,676	39.54	8.9%	8.4%
2031	105	15,976,696	402,433	39.70	5.2%	4.9%
2032	62	9,979,325	213,323	46.78	3.2%	2.6%
2033	48	8,056,362	178,514	45.13	2.6%	2.2%
2034	60	9,606,298	215,569	44.56	3.1%	2.6%
2035	51	10,031,762	208,048	48.22	3.3%	2.5%

(1)
Total annualized gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2025 for expiring leases that were executed as of December 31, 2025. Based on 100% of the applicable amounts and has not been adjusted for our ownership share.
(2)
Total annualized gross rent, including recoverable CAM expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2025.
(3)
Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2025.

See page 52 for a comparison between rents on leases that expired in the current reporting period compared to rents on new and renewal leases executed in 2025.

Debt on Malls

Please see the table entitled “Mortgage Loans Outstanding at December 31, 2025” included herein for information regarding any liens or encumbrances related to the malls.

Outlet Centers

We owned a controlling interest in two outlet centers and a non-controlling interest in three outlet centers as of December 31, 2025. Our outlet centers generally have strong competitive positions because they are the only, or the dominant, regional property in their respective trade areas. The outlet centers are generally anchored by one or more discount or off-price junior anchors and a wide variety of off-price or discount in-line stores. Anchor and junior anchor tenants own or lease their stores and non-anchor stores lease their locations. Each outlet center is managed by a property manager that is affiliated with our third-party partner, which receives a fee for its services. The third-party partner controls the cash flow distributions, although our approval is required for certain major decisions.

The following table sets forth certain information for each of the outlet centers as of December 31, 2025 (dollars in thousands, except for sales per square foot amounts):

Property / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total Center Square Feet (1)	Total In-Line GLA (2)	In-Line Sales per Square Foot (3)	Percentage In-Line GLA Leased (4)	Anchors & Junior Anchors (5)
Outlet Centers:
The Outlet Shoppes at Atlanta (6) Woodstock, GA	2013	2015	50%	405,146	380,339	494	94%	Saks Fifth Ave OFF 5TH
The Outlet Shoppes at El Paso (6) El Paso, TX	2007/2012	2014	50%	433,246	411,207	558	96%	H&M
The Outlet Shoppes at Gettysburg Gettysburg, PA	2000/2012	N/A	50%	249,937	249,937	217	80%	None

Property / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total Center Square Feet (1)	Total In-Line GLA (2)	In-Line Sales per Square Foot (3)	Percentage In-Line GLA Leased (4)	Anchors & Junior Anchors (5)
Outlet Centers:
The Outlet Shoppes at Laredo Laredo, TX	2017	N/A	65%	358,135	315,388	341	88%	former H&M, Nike Factory Store
The Outlet Shoppes of the Bluegrass (6) Simpsonville, KY	2014	2015	65%	423,672	401,530	384	91%	H&M
Total Outlet Centers				1,870,136	1,758,401	$434	91%
(1)
Total center square footage includes square footage of attached shops, immediately adjacent Anchor and Junior Anchor locations and leased freestanding locations of the property.
(2)
Excludes tenants 20,000 square feet and over.
(3)
Totals represent weighted averages for reporting tenants of 10,000 square feet or less.
(4)
Includes tenants under 20,000 square feet with leases in effect as of December 31, 2025.
(5)
Anchors and Junior Anchors listed are immediately adjacent to the property or are in freestanding locations immediately adjacent to the property.
(6)
This property is owned in an unconsolidated joint venture.

Inline and Adjacent Freestanding Stores

The outlet centers have approximately 401 inline and adjacent freestanding stores. The outlet centers received more than 90% of their total revenues from inline and adjacent freestanding stores for the year ended December 31, 2025.

Outlet Center Lease Expirations

The following table summarizes the scheduled lease expirations for inline and adjacent freestanding stores as of December 31, 2025:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as a % of Total Leased GLA (3)
2026	35	$3,641,970	130,366	$27.94	7.6%	9.2%
2027	91	10,331,451	383,575	26.93	21.4%	27.0%
2028	83	12,754,664	350,748	36.36	26.4%	24.7%
2029	68	10,050,122	292,260	34.39	20.8%	20.6%
2030	29	4,231,009	104,234	40.59	8.8%	7.4%
2031	12	2,040,315	46,602	43.78	4.2%	3.3%
2032	2	605,430	14,709	41.16	1.3%	1.0%
2033	7	970,211	21,724	44.66	2.0%	1.5%
2034	9	1,488,675	27,725	53.69	3.1%	2.0%
2035	8	2,135,603	46,922	45.51	4.4%	3.3%
(1)
Total annualized gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2025 for expiring leases that were executed as of December 31, 2025. Based on 100% of the applicable amounts and has not been adjusted for our ownership share.
(2)
Total annualized gross rent, including recoverable CAM expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2025.
(3)
Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2025.

See page 52 for a comparison between rents on leases that expired in the current reporting period compared to rents on new and renewal leases executed in 2025.

Debt on Outlet Centers

Please see the table entitled “Mortgage Loans Outstanding at December 31, 2025” included herein for information regarding any liens or encumbrances related to the outlet centers.

Lifestyle Centers

We owned a controlling interest in three lifestyle centers and a non-controlling interest in one lifestyle center as of December 31, 2025. Our lifestyle centers generally have strong competitive positions because they are the only, or the dominant, regional property in their respective trade areas. The lifestyle centers consist of large open-air centers, generally anchored by one or more anchors, which can include traditional department store anchors, grocers, or other non-traditional anchors and/or junior anchors, a wide variety of in-line and brand name stores, restaurants, and/or other non-retail tenants. Anchor and junior anchor tenants own or lease their stores and non-anchor stores lease their locations.

The following table sets forth certain information for each of the lifestyle centers as of December 31, 2025 (dollars in thousands, except for sales per square foot amounts):

Property / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total Center Square Feet (1)	Total In-Line GLA (2)	In-Line Sales per Square Foot (3)	Percentage In-Line GLA Leased (4)	Anchors & Junior Anchors (5)
Lifestyle Centers:
Friendly Center and The Shops at Friendly (6) Greensboro, NC	1957/ 2006/ 2007	2016	50%	1,180,216	598,161	650	96%	Barnes & Noble, Belk, Belk Home Store, Harris Teeter, Macy's, O2 Fitness, Regal Cinemas, REI, Truist, Whole Foods (7)
Mayfaire Town Center Wilmington, NC	2004/2015	2017	100%	670,379	328,998	513	96%	Barnes & Noble, Belk, Dave & Busters, Flip N Fly, The Fresh Market, H&M, Michaels, Regal Cinemas
Pearland Town Center (8) Pearland, TX	2008	N/A	100%	714,458	308,871	405	92%	Barnes & Noble, Dick's Sporting Goods, Dillard's, Hospital Corporation of America, Macy's
Southaven Towne Center Southaven, MS	2005	2013	100%	607,635	184,539	270	75%	Dillard's, Havertys Furniture, JC Penney, former Overstock Furniture and Mattress, Sportsman's Warehouse (7), Urban Air Adventure Park
Total Lifestyle Centers				3,172,688	1,420,569	$526	93%
(1)
Total center square footage includes square footage of attached shops, immediately adjacent Anchor and Junior Anchor locations and leased freestanding locations of the property.
(2)
Excludes tenants 20,000 square feet and over.
(3)
Totals represent weighted averages for reporting tenants of 10,000 square feet or less.
(4)
Includes tenants under 20,000 square feet with leases in effect as of December 31, 2025.
(5)
Anchors and Junior Anchors listed are immediately adjacent to the property or are in freestanding locations immediately adjacent to the property.
(6)
This property is owned in an unconsolidated joint venture.
(7)
Owned by a third party.
(8)
Pearland Town Center is a mixed-use center which combines retail, office and residential components. For segment reporting purposes, the retail portion of the center is classified in lifestyle centers and the office portion is classified as All Other.

Inline and Adjacent Freestanding Stores

The lifestyle centers have approximately 306 inline and adjacent freestanding stores. The lifestyle centers received 78.4% of their total revenues from inline and adjacent freestanding stores for the year ended December 31, 2025.

Lifestyle Center Lease Expirations

The following table summarizes the scheduled lease expirations for inline and adjacent freestanding stores as of December 31, 2025:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as a % of Total Leased GLA (3)
2026	38	$4,363,716	118,666	$36.77	10.2%	10.3%
2027	50	6,189,887	202,221	30.61	14.4%	17.5%
2028	44	6,137,451	158,856	38.64	14.3%	13.8%
2029	41	6,467,407	175,129	36.93	15.1%	15.2%
2030	38	7,414,648	170,722	43.43	17.3%	14.8%
2031	23	4,224,557	121,109	34.88	9.8%	10.5%
2032	14	2,421,010	47,414	51.06	5.6%	4.1%
2033	8	1,571,605	51,075	30.77	3.6%	4.4%
2034	10	1,585,551	56,337	28.14	3.7%	5.0%
2035	16	2,589,390	51,159	50.61	6.0%	4.4%
(1)
Total annualized gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2025 for expiring leases that were executed as of December 31, 2025. Based on 100% of the applicable amounts and has not been adjusted for our ownership share.
(2)
Total annualized gross rent, including recoverable CAM expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2025.
(3)
Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2025.

See page 52 for a comparison between rents on leases that expired in the current reporting period compared to rents on new and renewal leases executed in 2025.

Debt on Lifestyle Centers

Please see the table entitled “Mortgage Loans Outstanding at December 31, 2025” included herein for information regarding any liens or encumbrances related to the lifestyle centers.

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

The following table sets forth certain information for each of our open-air centers at December 31, 2025 (dollars in thousands, except for sales per square foot amounts):

Property / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total Center Square Feet (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors & Junior Anchors
Open-Air Centers:
Alamance Crossing West Burlington, NC	2011	100%	224,554	160,554	100%	BJ's Wholesale Club, Dick's Sporting Goods, Kohl's
Ambassador Town Center (4)(5) Lafayette, LA	2016	65%	419,904	265,931	97%	Costco (6), Dick's Sporting Goods, Marshalls, Nordstrom Rack
Coastal Grand Crossing (4) Myrtle Beach, SC	2005	50%	37,235	37,235	100%	PetSmart
CoolSprings Crossing Nashville, TN	1992	100%	366,451	78,810	98%	American Signature Furniture (6), Electronic Express (6), Gabe's (7), Target (6), Urban Air Adventure Park (7)
Courtyard at Hickory Hollow Nashville, TN	1979	100%	68,468	68,468	96%	AMC Theatres
Frontier Square Cheyenne, WY	1985	100%	186,547	16,522	91%	Ross Dress for Less (7), Target (6), T.J. Maxx (7)
Governor's Square Plaza (4)(5) Clarksville, TN	1985/1988	50%	169,918	73,349	64%	Aldi, former Jo-Ann Fabrics & Crafts, Target (6)
Gunbarrel Pointe Chattanooga, TN	2000	100%	273,913	147,913	99%	Kohl's, Target (6), Whole Foods

Property / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total Center Square Feet (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors & Junior Anchors
Open-Air Centers:
Hamilton Corner Chattanooga, TN	1990/2005	90%	67,310	67,310	98%	None
Hamilton Crossing Chattanooga, TN	1987/2005	92%	192,074	98,961	98%	Electronic Express (7), HomeGoods (7), Michaels (7), T.J. Maxx
Hammock Landing (4) West Melbourne, FL	2009/2015	50%	569,535	345,568	100%	Academy Sports + Outdoors, AMC Theatres, HomeGoods, Kohl's (6), Marshalls, Michaels, Ross Dress for Less, Target (6)
Harford Annex Bel Air, MD	1973/2003	100%	107,656	107,656	100%	Best Buy, Office Depot, PetSmart
The Landing at Arbor Place Atlanta (Douglasville), GA	1999	100%	162,967	113,726	60%	Former Ben's Furniture and Antiques, Ollie's Bargain Outlet, One Life Fitness (7)
Parkdale Crossing Beaumont, TX	2002	100%	88,064	88,064	100%	Barnes & Noble
The Pavilion at Port Orange (4) Port Orange, FL	2010	50%	396,825	396,825	93%	Belk, HomeGoods, Marshalls, Michaels, Regal Cinemas
The Plaza at Fayette Lexington, KY	2006	100%	209,596	209,596	94%	Cinemark, Sports Center
The Shoppes at Eagle Point (4) Cookeville, TN	2018	50%	243,805	243,805	100%	Academy Sports + Outdoors, Publix, Ross Dress for Less
The Shoppes at Hamilton Place Chattanooga, TN	2003	92%	132,856	132,856	100%	Marshalls, Ross Dress for Less, Shoe Station
The Shoppes at St. Clair Square Fairview Heights, IL	2007	100%	84,383	84,383	88%	Barnes & Noble
Sunrise Commons Brownsville, TX	2001	100%	205,656	104,211	100%	Hobby Lobby (7), Marshalls, Ross Dress for Less
The Terrace Chattanooga, TN	1997	92%	158,109	158,109	87%	Academy Sports + Outdoors, Nordstrom Rack, former Party City
West Towne Crossing Madison, WI	1980	100%	461,183	169,286	100%	Barnes & Noble, Best Buy, Crunch Fitness (6), Kohl's (6), Madison School & Community Recreation (6), Metcalf's Markets (7), Nordstrom Rack, Office Max (7), Spare Time Entertainment (7)
WestGate Crossing Spartanburg, SC	1985/1999	100%	158,262	158,262	84%	Big Air Trampoline Park, Hamricks, former Jo-Ann Fabrics & Crafts
Westmoreland Crossing Greensburg, PA	2002	100%	279,073	279,073	99%	AMC Theatres, Dick's Sporting Goods, Levin Furniture, Michaels (7), T.J. Maxx (7)
York Town Center (4) York, PA	2007	50%	296,646	246,646	100%	Barnes & Noble, Best Buy, Bob's Discount Furniture, Burlington, Dick's Sporting Goods (6), Ross Dress for Less
Total Open-Air Centers			5,560,990	3,853,119	95%

(1)
Total center square footage includes square footage of attached shops, attached and immediately adjacent Anchors and Junior Anchors and leased freestanding locations.
(2)
All leasable square footage, including Anchors and Junior Anchors.
(3)
Includes all leased Anchors, Junior Anchors and tenants with leases in effect as of December 31, 2025.
(4)
This property is owned in an unconsolidated joint venture.
(5)
The property is managed by a property manager that is affiliated with the third-party partner, which receives a fee for its services. The third-party partner controls the cash flow distributions, although our approval is required for certain major decisions.
(6)
Owned by the tenant.
(7)
Owned by a third party.

Open-Air Centers Lease Expirations

The following table summarizes the scheduled lease expirations for tenants in occupancy at our open-air centers as of December 31, 2025:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as a % of Total Leased GLA (3)
2026	44	$4,728,884	126,640	$37.34	7.8%	5.7%
2027	58	9,030,859	428,427	21.08	14.9%	19.5%
2028	52	8,301,295	272,888	30.42	13.7%	12.4%
2029	48	8,143,677	278,758	29.21	13.4%	12.7%
2030	48	10,306,568	304,815	33.81	17.0%	13.8%
2031	31	8,447,031	314,512	26.86	13.9%	14.3%
2032	18	4,368,103	254,147	17.19	7.2%	11.5%
2033	11	2,259,198	81,414	27.75	3.7%	3.7%
2034	13	1,994,524	70,529	28.28	3.3%	3.2%
2035	21	3,110,007	69,358	44.84	5.1%	3.2%

(1)
Total annualized gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2025 for expiring leases that were executed as of December 31, 2025. Based on 100% of the applicable amounts and has not been adjusted for our ownership share.
(2)
Total annualized gross rent, including recoverable CAM expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2025.
(3)
Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2025.

Debt on Open-Air Centers

Please see the table entitled “Mortgage Loans Outstanding at December 31, 2025” included herein for information regarding any liens or encumbrances related to our open-air centers.

All Other Properties

The all other properties include office buildings and hotels. The following table sets forth certain information for each of our office buildings and hotels at December 31, 2025 (dollars in thousands, except for sales per square foot amounts):

Property / Location	Year of Opening	Company's Ownership	Total Center Square Feet	Total Leasable GLA	Percentage GLA Occupied	Anchors & Junior Anchors
Other:
Aloft Hotel (1)(2) Chattanooga, TN	2021	50%	89,674	N/A	N/A	None
CBL Center (3) Chattanooga, TN	2001	92%	131,895	131,895	99%	None
CBL Center II (3) Chattanooga, TN	2008	92%	71,007	71,007	76%	None
Element by Westin (1)(2) Wilmington, NC	2025	49%	15,797	N/A	N/A	None
Pearland Office Pearland, TX	2009	100%	64,923	64,923	91%	None
Total Other			373,296	267,825	91%
(1)
This property is owned in an unconsolidated joint venture.
(2)
The property is managed by a property manager that is affiliated with the third-party partner, which receives a fee for its services. The third-party partner controls the cash flow distributions, although our approval is required for certain major decisions.
(3)
We own a 92% interest in the CBL Center office buildings, with an aggregate square footage of approximately 202,000 square feet, where our corporate headquarters is located. As of December 31, 2025, we occupied approximately 38% of the total square footage of the buildings.

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

Anchors and Junior Anchors may own their stores and the land underneath, as well as the adjacent parking areas, or may enter into long-term leases with respect to their stores. Rental rates per square foot for Anchor tenants are significantly lower than the rents charged to non-anchor tenants. Total revenues from Anchors and Junior Anchors accounted for 16.7% of the total revenues from our properties in 2025. Each Anchor and Junior Anchor that owns its store has entered into an operating and reciprocal easement agreement with us covering items such as operating covenants, reciprocal easements, property operations, initial construction and future expansion.

During 2025, the following Anchors and Junior Anchors were added to our properties:

Name	Property	Location
Ashley Furniture Home Store	Meridian Mall	Lansing, MI
Barnes & Noble	Sunrise Mall	Brownsville, TX
Barnes & Noble	York Town Center	York, PA
Dave & Buster's	Mayfaire Town Center	Wilmington, NC
Giselle's	Oak Park Mall	Overland Park, KS
Joplin Expo Center	Northpark Mall	Joplin, MO
Phoenix Theatres	Governor's Square	Clarksville, TN
Planet Fitness	Arbor Place	Douglasville, GA
Primark	CoolSprings Galleria	Nashville, TN
Q	Arbor Place	Douglasville, GA
Z Cages Hitter's Hangout	Sunrise Mall	Brownsville, TX

As of December 31, 2025, our properties had a total of 415 Anchors and Junior Anchors, including 44 vacant Anchor and Junior Anchor locations, and excluding Anchors and Junior Anchors at Excluded Properties. The Anchors and Junior Anchors and the amount of GLA leased or owned by each as of December 31, 2025 is as follows:

	Number of Stores				Gross Leasable Area
		Anchor Owned				Anchor Owned
Anchor/Junior Anchor	Leased (Owned by CBL)	Owned by Others	Ground Leased (Owned by CBL)	Total	Leased (Owned by CBL)	Owned by Others	Ground Leased (Owned by CBL)	Total Gross Leased Area
JC Penney	15	19	5	39	1,514,978	2,445,415	689,420	4,649,813
Dillard's	1	29	3	33	27,115	3,971,617	559,612	4,558,344
Macy's	7	9	2	18	764,864	1,538,132	417,862	2,720,858
Belk	7	11	3	21	554,638	1,552,713	300,995	2,408,346
Academy Sports + Outdoors	3	—	—	3	199,091	—	—	199,091
Aldi	1	—	—	1	23,708	—	—	23,708
AMC Theatres	4	—	1	5	165,694	—	56,255	221,949
American Signature Furniture	—	1	—	1	—	61,620	—	61,620
Appliance Factory Mattress Kingdom	—	1	—	1	—	59,314	—	59,314
Ashley HomeStore	1	—	—	1	95,340	—	—	95,340
At Home	—	1	—	1	—	124,700	—	124,700
Barnes & Noble	15	—	—	15	449,983	—	—	449,983
Best Buy	4	—	1	5	156,602	—	45,070	201,672
Big Air Trampoline Park	1	—	—	1	33,938	—	—	33,938
BJ's Wholesale Club	1	1	—	2	85,188	104,137	—	189,325
Bob's Discount Furniture	1	—	—	1	20,308	—	—	20,308
Bomgaars	—	1	—	1	—	83,055	—	83,055
Books-A-Million, Inc.:
Books-A-Million	1	—	—	1	20,642	—	—	20,642
2nd & Charles	1	—	—	1	23,538	—	—	23,538
Books-A-Million, Inc. Subtotal	2	—	—	2	44,180	—	—	44,180
Boscov's	—	1	—	1	—	150,000	—	150,000
Burlington	1	2	—	3	28,000	94,049	—	122,049
Cabela's	—	1	—	1	—	75,330	—	75,330
Cinemark	6	—	—	6	306,348	—	—	306,348
City of College Station	—	1	—	1	—	103,888	—	103,888
Costco	—	1	—	1	—	153,973	—	153,973
Crunch Fitness	2	2	—	4	70,425	88,958	—	159,383
Dave & Buster's	3	1	—	4	83,316	26,509	—	109,825

	Number of Stores				Gross Leasable Area
		Anchor Owned				Anchor Owned
Anchor/Junior Anchor	Leased (Owned by CBL)	Owned by Others	Ground Leased (Owned by CBL)	Total	Leased (Owned by CBL)	Owned by Others	Ground Leased (Owned by CBL)	Total Gross Leased Area
Dick's Sporting Goods	19	1	2	22	1,102,116	50,000	280,586	1,432,702
Dunham's Sports	1	—	—	1	80,551	—	—	80,551
EFO Furniture & Mattress Outlet	1	—	—	1	43,171	—	—	43,171
Electronic Express	—	2	—	2	—	87,573	—	87,573
Encore	3	—	—	3	74,583	—	—	74,583
Flip N Fly	1	—	—	1	27,972	—	—	27,972
Flix Brewhouse	1	—	—	1	39,150	—	—	39,150
Foot Locker	1	—	—	1	22,847	—	—	22,847
The Fresh Market	1	—	—	1	21,442	—	—	21,442
Gabe's	—	1	—	1	—	29,596	—	29,596
Giselle's	1	—	—	1	21,301	—	—	21,301
H&M	23	—	—	23	511,417	—	—	511,417
Hamrick's	1	—	—	1	40,000	—	—	40,000
Harris Teeter	—	—	1	1	—	—	72,757	72,757
Havertys Furniture	1	—	—	1	25,080	—	—	25,080
High Caliber Karting	1	—	—	1	100,683	—	—	100,683
Hobby Lobby	1	2	—	3	51,668	163,104	—	214,772
Hollywood Casino	1	—	—	1	79,500	—	—	79,500
Home Trends	1	—	—	1	128,330	—	—	128,330
Hospital Corporation of America	1	—	—	1	48,000	—	—	48,000
I. Keating Furniture	1	—	—	1	103,994	—	—	103,994
Joplin Expo Center	—	1	—	1	—	85,000	—	85,000
Kings Dining & Entertainment	1	—	—	1	22,678	—	—	22,678
Kohl's	1	3	1	5	86,584	225,771	83,000	395,355
Launch Trampoline Park	1	—	—	1	31,989	—	—	31,989
Levin Furniture	1	—	—	1	55,314	—	—	55,314
Life Storage	—	1	—	1	—	131,915	—	131,915
Live! Casino Pittsburgh	1	—	—	1	129,552	—	—	129,552
LIVE Ventures, Inc.:
V-Stock	1	—	—	1	23,058	—	—	23,058
Vintage Stock	1	—	—	1	46,108	—	—	46,108
LIVE Ventures, Inc. Subtotal	2	—	—	2	69,166	—	—	69,166
Madison School & Community Recreation	—	1	—	1	—	21,200	—	21,200
Main Event	1	2	—	3	61,844	101,603	—	163,447
Marcus Theatres	1	—	—	1	57,500	—	—	57,500
Mega Furniture	—	1	—	1	—	75,000	—	75,000
Metcalfe's Market	—	1	—	1	—	67,365	—	67,365
Michaels	4	1	—	5	89,745	23,645	—	113,390
Murdoch's Farm & Ranch	—	1	—	1	—	60,241	—	60,241
Nickels and Dimes, Inc.:
Tilt	1	—	—	1	22,484	—	—	22,484
Tilt Studio	5	—	—	5	347,046	—	—	347,046
Tilted 10	1	—	—	1	50,000	—	—	50,000
Nickels and Dimes, Inc. Subtotal	7	—	—	7	419,530	—	—	419,530
Nike Factory Store	1	—	—	1	22,479	—	—	22,479
Nordstrom	—	—	2	2	—	—	385,000	385,000
Nordstrom Rack	3	—	—	3	80,131	—	—	80,131
O2 Fitness	1	—	—	1	27,048	—	—	27,048
Office Depot	1	—	—	1	23,425	—	—	23,425
OfficeMax	—	1	—	1	—	24,606	—	24,606
Old Navy	1	—	—	1	20,257	—	—	20,257
Ollie's Bargain Outlet	1	—	—	1	28,446	—	—	28,446
One Life Fitness	—	1	—	1	—	49,241	—	49,241
PA Fitness	1	—	—	1	30,664	—	—	30,664

	Number of Stores				Gross Leasable Area
		Anchor Owned				Anchor Owned
Anchor/Junior Anchor	Leased (Owned by CBL)	Owned by Others	Ground Leased (Owned by CBL)	Total	Leased (Owned by CBL)	Owned by Others	Ground Leased (Owned by CBL)	Total Gross Leased Area
PetSmart	2	—	—	2	46,248	—	—	46,248
Phoenix Theatres	1	—	—	1	42,312	—	—	42,312
Planet Fitness	5	—	—	5	120,630	—	—	120,630
Primark	1	—	—	1	50,704	—	—	50,704
Publix	1	—	—	1	45,600	—	—	45,600
Q	1	—	—	1	25,841	—	—	25,841
Reaching Out For Jesus Christian Center	1	—	—	1	43,632	—	—	43,632
Regal Cinemas	2	1	1	4	119,407	57,854	60,400	237,661
REI	1	—	—	1	24,427	—	—	24,427
Rooms To Go	—	1	—	1	—	45,000	—	45,000
Ross Dress for Less	7	2	—	9	190,751	70,981	—	261,732
Saks Fifth Avenue OFF 5TH	1	—	—	1	24,807	—	—	24,807
Scheel's	1	1	1	3	141,840	107,386	81,296	330,522
Schuler Books & Music	1	—	—	1	30,432	—	—	30,432
Shoe Station	1	—	—	1	28,777	—	—	28,777
ShopRite	1	—	—	1	87,381	—	—	87,381
Sleep Inn & Suites	—	—	1	1	—	—	123,506	123,506
Southwest Theaters	1	—	—	1	29,830	—	—	29,830
Spare Time Entertainment	—	1	—	1	—	39,109	—	39,109
Sports Center	1	—	—	1	60,000	—	—	60,000
Sportsman's Warehouse	—	1	—	1	—	48,171	—	48,171
Stars and Strikes	1	—	—	1	52,727	—	—	52,727
Target	—	8	—	8	—	935,680	—	935,680
Thrill Factory	1	—	—	1	47,943	—	—	47,943
The TJX Companies, Inc.:
HomeGoods	5	1	—	6	121,369	26,355	—	147,724
Marshalls	6	—	—	6	179,050	—	—	179,050
T.J. Maxx	4	1	—	5	110,931	28,081	—	139,012
The TJX Companies, Inc. Subtotal	15	2	—	17	411,350	54,436	—	465,786
Total Wine and More	—	1	—	1	—	28,350	—	28,350
TruFit	1	1	—	2	45,179	43,145	—	88,324
Truist	—	—	1	1	—	—	60,000	60,000
Truliant Federal Credit Union	—	1	—	1	—	150,447	—	150,447
Urban Air Adventure Park	1	1	—	2	33,860	30,404	—	64,264
Urban Planet	1	—	—	1	30,463	—	—	30,463
Vertical Trampoline Park	1	—	—	1	24,972	—	—	24,972
Von Maur	—	1	—	1	—	82,377	—	82,377
Whole Foods	1	—	1	2	26,841	—	34,320	61,161
Z Cages Hitters' Hangout	1	—	—	1	42,000	—	—	42,000

Vacant Anchor/Junior Anchor:
Vacant - former AMC Theaters	1	—	—	1	31,119	—	—	31,119
Vacant - former Ashley HomeStore	1	—	—	1	20,487	—	—	20,487
Vacant - former Bealls	3	—	—	3	109,209	—	—	109,209
Vacant - former Ben's Furniture and Antiques	1	—	—	1	23,895	—	—	23,895
Vacant - former Bergner's	1	—	—	1	131,616	—	—	131,616
Vacant - former Boston Store	—	1	—	1	—	138,755	—	138,755
Vacant - former Burlington	1	—	—	1	63,013	—	—	63,013
Vacant - former Conn's Home Plus	—	2	—	2	—	88,312	—	88,312
Vacant - former Dillard's	2	1	—	3	116,376	99,828	—	216,204
Vacant - former Forever 21	2	—	—	2	43,999	—	—	43,999
Vacant - former H&M	1	—	—	1	20,268	—	—	20,268
Vacant - former Jo-Ann Fabrics and Crafts	3	—	—	3	73,738	—	—	73,738

	Number of Stores				Gross Leasable Area
		Anchor Owned				Anchor Owned
Anchor/Junior Anchor	Leased (Owned by CBL)	Owned by Others	Ground Leased (Owned by CBL)	Total	Leased (Owned by CBL)	Owned by Others	Ground Leased (Owned by CBL)	Total Gross Leased Area
Vacant - former Macy's	4	2	—	6	361,246	362,122	—	723,368
Vacant - former Overstock Furniture and Mattress	1	—	—	1	59,360	—	—	59,360
Vacant - former Party City	1	—	—	1	20,841	—	—	20,841
Vacant - former Schuler Books & Music (1)	1	—	—	1	24,116	—	—	24,116
Vacant - former Sears	4	9	2	15	468,989	1,078,057	275,988	1,823,034

Current Developments:
BJ's Wholesale Club	—	1	—	1	—	99,804	—	99,804
Dave & Buster's	1	—	—	1	48,270	—	—	48,270
Novant Health (2)	—	1	—	1	—	174,643	—	174,643
Paddock Market (3)	—	1	—	1	—	145,209	—	145,209
Sound Force (4)	—	1	—	1	—	158,771	—	158,771

Total Anchors/Junior Anchors	244	143	28	415	11,846,369	15,868,111	3,526,067	31,240,547

(1)
In February 2025, Schuler Books & Music relocated to the former Bed Bath & Beyond at Meridian Mall.
(2)
The former Sears space at Hanes Mall will be redeveloped for future office and retail space (owned by others).
(3)
Paddock Market at Paddock Mall opened in January 2026.
(4)
Sound Force is expected to open in the former JC Penney space at Northgate Mall in 2026.

Mortgage Loans Outstanding at December 31, 2025 (in thousands):

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/25 (1)	2026 Debt Service (1)(2)	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity (1)	Footnote
Consolidated Debt
Malls:
Arbor Place	100%	5.10%	$85,515	$3,008	May-26	—	$84,323
CoolSprings Galleria	100%	4.84%	133,958	9,803	May-28	—	125,774
Cross Creek Mall	100%	6.86%	77,603	6,530	Aug-30	—	71,112
Fayette Mall	100%	4.25%	101,683	4,858	May-26	—	98,598
Hamilton Place	90%	4.36%	86,636	2,978	Jun-26	—	85,535
Jefferson Mall	100%	4.75%	48,990	2,054	Jun-26	—	48,102	(3)
Northwoods Mall	100%	5.08%	47,615	1,391	Apr-26	—	47,031
Oak Park Mall	100%	3.97%	245,665	17,560	Oct-30	—	220,015
Parkdale Mall & Crossing	100%	5.85%	49,075	1,435	Mar-26	—	48,345
Volusia Mall	100%	4.56%	33,165	875	May-26	—	32,918
West County Center	100%	3.40%	140,024	9,232	Dec-26	—	135,542
			1,049,929	59,724			997,295
Outlet Centers:
The Outlet Shoppes at Gettysburg	50%	4.80%	19,438	934	Oct-25	—	19,438	(4)
The Outlet Shoppes at Laredo	65%	7.62%	31,380	2,038	Jun-26	—	30,680
			50,818	2,972			50,118

Open-Air Centers, Outparcels and Other:
Hamilton Place open-air centers loan	90% - 92%	5.85%	64,595	4,602	Jun-32	—	58,208
2032 non-recourse bank loan	100%	7.75%	442,956	33,998	Oct-30	Oct-32	442,956	(5)
			507,551	38,600			501,164
Corporate Debt:
Secured term loan	100%	6.74%	646,722	38,124	Nov-26	Nov-27	646,722

Total Consolidated Debt			$2,255,020	$139,420			$2,195,299

Unconsolidated Debt
Malls:
Coastal Grand Mall	50%	5.09%	$79,529	$7,023	Aug-28	—	$73,583	(6)
Coastal Grand Mall - Dick's Sporting Goods	50%	8.05%	6,575	253	May-26	—	6,544
			86,104	7,276			80,127
Outlet Centers:
The Outlet Shoppes at Atlanta	50%	7.85%	79,330	6,314	Oct-33	—	79,330
The Outlet Shoppes at El Paso	50%	5.10%	65,843	4,888	Oct-28	—	61,342
The Outlet Shoppes of the Bluegrass	65%	6.84%	65,313	5,183	Nov-34	—	57,387
			210,486	16,385			198,059

Lifestyle Centers:
Friendly Center	50%	6.44%	142,529	12,542	May-28	—	136,837

Open-Air Centers:
Ambassador Town Center	65%	4.35%	38,967	2,809	Jun-29	—	34,953
Coastal Grand Crossing	50%	5.09%	3,838	336	Aug-28	—	3,557	(6)
Hammock Landing - Phase I	50%	5.86%	34,364	2,670	Dec-34	—	26,699
Hammock Landing - Phase II	50%	5.86%	9,818	763	Dec-34	—	7,628
The Pavilion at Port Orange	50%	5.93%	43,000	2,587	Oct-30	—	43,000
The Shoppes at Eagle Point	50%	5.40%	37,889	2,695	May-32	—	32,998
York Town Center	50%	6.00%	28,420	1,086	Jun-26	—	28,193
			196,296	12,946			177,028

Outparcels and Other:
Ambassador Town Center Infrastructure Improvements	65%	7.26%	2,797	1,764	Mar-27	—	36	(7)
Friendly Center Medical Office	25%	6.11%	6,745	418	Jun-30	—	6,745

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/25 (1)	2026 Debt Service (1)(2)	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity (1)	Footnote
Hamilton Place Aloft Hotel	50%	7.20%	14,091	1,298	Jun-29	—	13,054
Mayfaire Town Center - hotel development	49%	7.09%	18,900	1,578	Jan-28		18,255
			42,533	5,058			38,090

Excluded Properties:
Southpark Mall	100%	4.85%	48,271	—	Jun-26	—	48,271	(8)

Total Unconsolidated Debt			$726,219	$54,207			$678,412
Total Consolidated and Unconsolidated Debt			$2,981,239	$193,627			$2,873,711
Company's Pro-Rata Share of Total Debt			$2,622,566	$165,997				(9)

(1)
The amount listed includes 100% of the loan or payment amount even though the Operating Partnership may have less than a 100% ownership interest in the property.
(2)
Amounts are based on interest rates in effect at December 31, 2025 and do not reflect any future principal paydowns in excess of scheduled principal amortization.
(3)
Subsequent to December 31, 2025, we were notified by the lender that the loan was in default and the property was placed into receivership. See Note 18.
(4)
The loan is in maturity default. The 2026 debt service and the balloon payment due on maturity assume interest payments throughout 2026, with a final payment in December 2026.
(5)
This loan was previously referred to as the "open-air centers and outparcels loan". The interest rate is a fixed 7.70% for $367,956 of the outstanding loan balance through July 2030, with the remaining loan balance bearing a variable interest rate based on the 30-day secured overnight financing rate ("SOFR") plus 4.10%. The full principal balance will convert to a variable rate after July 2030. The Operating Partnership has an interest rate swap on a notional amount of $32,000 related to the variable portion of the loan to effectively fix the interest rate at 7.3975%.
(6)
In September 2025, the Company entered into a forbearance agreement that waived the previous default interest and extended the maturity date through August 2028. The forbearance agreement provides for default interest on the outstanding loan balance of 1%, 2% and 3% for each successive year of the forbearance agreement.
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

The following is a reconciliation of consolidated debt to our pro rata share of total debt, including debt discounts and unamortized deferred financing costs (in thousands):

Total consolidated debt	$2,255,020
Noncontrolling interests' share of consolidated debt	(34,864)
Company's share of unconsolidated debt	354,139
Other debt (1)	48,271
Unamortized deferred financing costs	(12,199)
Unamortized debt discounts	(74,708)
Company's pro rata share of total debt	$2,535,659
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

Holders

There were approximately 506 shareholders of record for our common stock as of February 26, 2026. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.

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

Issuances Under Equity Compensation Plans

See Part III, Item 12 contained herein for information regarding securities authorized for issuance under equity compensation plans.

Issuer Purchases of Equity Securities

The table below presents information with respect to repurchases of common stock made by us during the three months ended December 31, 2025.

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
October 1–31, 2025	101,500		$29.25		101,500	$17,671
November 1–30, 2025	267,582		32.68		267,582	16,257
December 1–31, 2025	113,060	(2)	35.62	(3)	57,826	14,293
Total	482,142				426,908

(1)
In May 2025, our board of directors authorized the repurchase of up to $25.0 million of our outstanding common stock. The May 2025 share repurchase program was replaced by a new $25.0 million share repurchase program authorized by our board of directors in November 2025 to run through November 5, 2026. Subsequent to October 2025, all share repurchases were made under the new share repurchase program.
(2)
Includes 55,234 shares surrendered to us by employees to satisfy federal and state income tax requirements related to vesting of shares of restricted stock.
(3)
For the 55,234 shares surrendered to satisfy federal and state income tax requirements, $37.37 represented the average market value per share of the common stock on the vesting date, which was used to determine the number of shares required to be surrendered to satisfy income tax withholding requirements.

Performance Graph

The graph that follows compares the cumulative total stockholder return on the Company’s common stock with the cumulative total return on the Russell 3000 Index and the FTSE NAREIT All Equity REITs Index. The results are based on an assumed $100 invested on November 2, 2021 (the first day of trading on the NYSE following the Company’s emergence from bankruptcy and the NYSE listing), at the market close, through December 31, 2025, with all dividends reinvested. Share price performance presented below is not necessarily indicative of future results.

Total Return Performance
CBL & Associates Properties, Inc.
Russell 3000 Index
FTSE NAREIT All Equity REITs Index
Index Value
200
150
100
50
11/02/21
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25

		Period Ending
Index	11/02/21	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
CBL & Associates Properties, Inc.	100.00	104.00	85.32	96.38	123.87	169.96
Russell 3000 Index	100.00	101.61	82.09	103.40	128.02	149.97
FTSE NAREIT All Equity REITs Index	100.00	107.05	80.34	89.47	93.87	96.00

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

This section of this annual report on Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2024 for a similar discussion and year-to-year comparisons between 2024 and 2023.

Executive Overview

We are a self-managed, self-administered, fully integrated REIT that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, outlet centers, lifestyle centers, open-air centers and other properties. As of December 31, 2025, we own interests in 86 properties, consisting of 47 malls, 25 open-air centers, five outlet centers, four lifestyle centers and five other properties, including single-tenant and multi-tenant outparcels. As of December 31, 2025, our shopping centers are located in 22 states, and are primarily in the southeastern and midwestern United States. We have elected to be taxed as a REIT for federal income tax purposes.

We conduct substantially all our business through the Operating Partnership. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a VIE. See Item 2 for a description of our properties owned and under development as of December 31, 2025.

The following summarizes our net income (loss) and net income (loss) attributable to common shareholders (in thousands):

	Year Ended December 31,
	2025	2024
Net income	$134,526	$57,117
Net income attributable to common shareholders	$133,878	$57,764

Significant items that affected comparability between the years include:

•
Items increasing net income for the year ended December 31, 2025 compared to the year ended December 31, 2024 include:
o
Rental revenues were $65.1 million higher;
o
Gain on deconsolidation was $33.9 million higher;
o
Equity in earnings was $30.3 million higher; and
o
Gain on sales of real estate assets was $57.6 million higher.
•
Items decreasing net income for the year ended December 31, 2025 compared to the year ended December 31, 2024 include:
o
Depreciation and amortization was $24.6 million higher;
o
Interest expense was $21.5 million higher;
o
Total property operating expense was $29.2 million higher;
o
Gain on consolidation was $26.7 million lower;
o
General and administrative expense was $1.8 million higher;
o
Loss on impairment was $1.7 million higher; and
o
Interest and other income was $2.5 million lower.

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

Results of Operations

Properties that were in operation for the entire year during both 2025 and 2024 are referred to as the “2025 Comparable Properties.” Since January 2024, we have opened, consolidated, deconsolidated, acquired and disposed of the following properties:

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

We consider properties undergoing major redevelopment, properties being considered for repositioning, properties where we intend to renegotiate the terms of the debt secured by the related property or return the property to the lender as non-core. As of December 31, 2025, Brookfield Square, Harford Mall, Laurel Park Place and Southpark Mall were designated as non-core.

Comparison of the Results of Operations for the Years Ended December 31, 2025 and 2024

Revenues

(in thousands)

	Year Ended December 31,
	2025	2024	Change	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	All Other
Rental revenues	$558,985	$493,876	$65,109	$71,454	$(270)	$2,518	$(6,012)	$(2,581)
Management, development and leasing fees	5,114	7,609	(2,495)	—	—	—	—	(2,495)
Other	14,274	14,076	198	950	(100)	(128)	(174)	(350)
Total revenues	$578,373	$515,561	$62,812	$72,404	$(370)	$2,390	$(6,186)	$(5,426)

Rental revenues increased primarily due to the consolidation of three malls in December 2024, as well as the acquisition of four malls in July 2025, which resulted in an increase of $100.0 million during the current year. The increase was partially offset by $35.5 million of rental revenues associated with properties sold since the prior year. Rental revenues at the comparable properties were relatively flat compared to the prior year.

Operating Expenses

(in thousands)

	Year Ended December 31,
	2025	2024	Change	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	All Other
Property operating	$(101,941)	$(90,052)	$(11,889)	$(13,848)	$(280)	$7	$(151)	$2,383
Real estate taxes	(57,458)	(47,365)	(10,093)	(10,597)	(242)	35	(1)	712
Maintenance and repairs	(44,954)	(37,732)	(7,222)	(6,623)	(87)	(355)	(186)	29
Property operating expenses	(204,353)	(175,149)	(29,204)	(31,068)	(609)	(313)	(338)	3,124
Depreciation and amortization	(165,156)	(140,591)	(24,565)	(35,734)	384	1,411	6,974	2,400
General and administrative	(69,040)	(67,254)	(1,786)	—	—	—	—	(1,786)
Loss on impairment	(3,193)	(1,461)	(1,732)	—	—	—	—	(1,732)
Litigation settlement	—	553	(553)	—	—	—	—	(553)
Other	(57)	(230)	173	(57)	—	—	—	230
Total operating expenses	$(441,799)	$(384,132)	$(57,667)	$(66,859)	$(225)	$1,098	$6,636	$1,683

Total property operating expenses increased primarily due to the consolidation of three malls in December 2024, as well as the acquisition of four malls in July 2025, which resulted in an increase of $37.2 million during the current year. The increase was partially offset by $10.4 million of total property operating expenses associated with properties sold since the prior year. Also, the increase was impacted by state franchise tax rebates received in the prior year, as well as higher snow removal expense during the current year.

Depreciation and amortization expense increased primarily due to the addition of tangible assets and intangible lease assets recognized upon the consolidation of three malls in December 2024, as well as the acquisition of four malls in July 2025, which resulted in an increase of $61.7 million during the current year. The increase was partially offset by tenant improvement and intangible in-place lease assets recognized upon the adoption of fresh start accounting on November 1, 2021 becoming fully depreciated or amortized since the prior year. Also, dispositions accounted for an $11.5 million decrease in the current year as compared to the prior year.

General and administrative expense increased $1.8 million primarily due to fees paid to third parties associated with the modification of the 2032 non-recourse bank loan (previously referred to as the "open-air centers and outparcels loan"), as well as higher stock compensation expense in the current year due to awards granted since the prior year.

During the year ended December 31, 2025, we recorded loss on impairment of $3.2 million related to the sales of 840 Greenbrier Circle and a land parcel, which were sold for less than their carrying values. During the year ended December 31, 2024, we recorded loss on impairment of $1.5 million related to two outparcels we sold for less than each asset's carrying value.

Other Income and Expenses

Interest and other income decreased $2.5 million during the year ended December 31, 2025 as compared to the prior year primarily due to holding U.S. Treasury securities that carried lower interest rates in the current year.

Interest expense increased $21.5 million during the year ended December 31, 2025 as compared to the prior year. The increase was primarily due to higher accretion of property-level debt discounts and property-level interest expense associated with the consolidation of three malls in December 2024. The increase was partially offset by lower interest expense on the secured term loan due to paydowns and principal amortization that has occurred since the prior year, as well as a lower variable interest rate in the current year.

For the year ended December 31, 2025, we recorded a $33.9 million gain on deconsolidation related to Southpark Mall. The property was deconsolidated due to a loss of control when it was placed into receivership in connection with the foreclosure process.

For the year ended December 31, 2024, we recognized a $26.7 million gain on consolidation related to the acquisition of our partner's 50% joint venture interests in CoolSprings Galleria, Oak Park Mall and West County Center.

Equity in earnings of unconsolidated affiliates increased $30.3 million during the year ended December 31, 2025 as compared to the prior year. The increase was primarily due to a gain on the sale of Fremaux Town Center.

During the year ended December 31, 2025, we recognized $74.2 million of gain on sales of real estate assets related to the sales of The Promenade, Imperial Valley Mall, Monroeville Mall, Annex at Monroeville, three outparcels associated with the Monroeville Mall properties, a land parcel associated with Imperial Valley Mall, an outparcel and two land parcels. During the year ended December 31, 2024, we recognized a $16.7 million gain on sales of real estate assets related to the sales of Layton Hills Mall, Layton Hills Convenience Center, Layton Hills Plaza, 10 outparcels, of which 9 outparcels were associated with the Layton Hills properties, two land parcels and an anchor parcel.

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

We include a property in our same-center pool when we have owned all or a portion of the property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year ended December 31, 2024 and the current year ended December 31, 2025. New properties are excluded from same-center NOI until they meet these criteria. Properties excluded from the same-center pool, which would otherwise meet these criteria, are properties undergoing major redevelopment or being considered for repositioning, or where we intend to renegotiate the terms of the debt secured by the related property or return the property to the lender ("Excluded Properties"). As of December 31, 2025, Brookfield Square, Harford Mall, Laurel Park Place and Southpark Mall were classified as Excluded Properties.

Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss). A reconciliation of our same-center NOI to net income for the years ended December 31, 2025 and 2024 is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Net income	$134,526	$57,117
Adjustments: (1)
Depreciation and amortization, including our share of unconsolidated affiliates and net of noncontrolling interests' share	176,597	154,812
Interest expense, including our share of unconsolidated affiliates and net of noncontrolling interests' share	199,735	217,354
Abandoned projects expense	27	230
Gain on sales of real estate assets	(74,229)	(16,676)
Gain on sales of real estate assets of unconsolidated affiliates	(33,567)	(68)
Adjustment for unconsolidated affiliates with negative investment	12,811	(9,974)
Loss on extinguishment of debt	217	819
Gain on deconsolidation	(33,851)	—
Gain on consolidation	—	(26,727)
Loss on impairment, including our share of unconsolidated affiliates	3,875	1,461
Litigation settlement	—	(553)
Income tax provision	475	1,055
Lease termination fees	(2,088)	(2,357)
Straight-line rent and above- and below-market lease amortization	14,389	14,642
Net loss attributable to noncontrolling interests in other consolidated subsidiaries	1,462	1,857
General and administrative expenses	69,040	67,254
Management fees and non-property level revenues	(22,121)	(25,049)
Operating Partnership's share of property NOI	447,298	435,197
Non-comparable NOI	(26,827)	(16,732)
Total same-center NOI (2)	$420,471	$418,465

(1)
Adjustments are based on our Operating Partnership's pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.
(2)
Due to the purchase of the Company's joint venture partner's 50% interest in CoolSprings Galleria, Oak Park Mall and West County Center during December 2024, same-center NOI is reflected at 100% for those properties for all periods.

Same-center NOI increased 0.5% for the year ended December 31, 2025 as compared to the prior year. The $2.0 million increase for the year ended December 31, 2025 compared to the same period in 2024 primarily consisted of an $8.0 million increase in revenues offset by a $6.0 million increase in operating expenses. Rental revenues were $7.1 million higher primarily due to higher minimum rents and tenant reimbursements in the current year. The increase in rental revenues was partially offset by lower percentage rents during the current year as compared to the prior year. Property operating expenses increased in the current year primarily due to one-time real estate and franchise tax refunds received in the prior year as well as higher utility and maintenance expense.

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

We derive the majority of our revenues from our malls. The sources of our revenues by property type were as follows:

	Year Ended December 31,
	2025	2024
Malls	72.2%	70.0%
Outlet Centers	5.4%	5.5%
Lifestyle Centers	7.7%	7.8%
Open-Air Centers	9.9%	11.0%
All Other Properties	4.8%	5.7%

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

	Sales Per Square Foot for the Trailing Twelve Months Ended December 31,
	2025	2024	% Change
Malls, lifestyle centers and outlet centers same-center sales per square foot	$437	$426	2.8%

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

The following table summarizes tenant occupancy costs as a percentage of total inline and adjacent freestanding store sales for reporting tenants less than 10,000 square feet, excluding license agreements, for each of the past three years:

	Year Ended December 31, (1)
	2025	2024	2023
Mall in-line store sales (in millions)	$4,068	$3,691	$3,750
Mall in-line tenant occupancy costs	10.6%	11.0%	10.9%
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

	As of December 31,
	2025	2024
Total portfolio	90.0%	90.3%
Malls, lifestyle centers and outlet centers:
Total malls	87.9%	87.8%
Total lifestyle centers	92.5%	92.2%
Total outlet centers	90.9%	92.3%
Total same-center malls, lifestyle centers and outlet centers	88.6%	88.6%
Open-air centers	95.0%	95.6%
All Other Properties	90.9%	89.5%

Leasing

The following is a summary of the total square feet of leases signed in the year ended December 31, 2025 as compared to the prior year:

	Year Ended December 31,
	2025	2024
Operating portfolio:
New leases	854,120	980,105
Renewal leases	3,165,981	3,500,440
Development portfolio:
New leases	6,058	—
Total leased	4,026,159	4,480,545

Average annual base rents per square foot are computed based on contractual rents in effect as of December 31, 2025 and 2024, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type (1):

	Year Ended December 31,
	2025	2024
Total portfolio (1)	$27.13	$26.07
Malls, lifestyle centers and outlet centers:
Total same-center malls, lifestyle centers and outlet centers	31.41	31.59
Total malls	31.31	31.14
Total lifestyle centers	32.83	31.96
Total outlet centers	30.37	29.32
Open-air centers	16.25	15.84
All Other Properties	22.01	20.94
(1)
Excluded Properties are not included in base rent. Average base rents for open-air centers and other include all leased space, regardless of size.

Results from new and renewal leasing of comparable in-line space of less than 10,000 square feet during the year ended December 31, 2025 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, which were not material, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF	% Change Average
All Property Types (1)	2,439,969	$41.45	$41.30	(0.4)%	$42.52	2.6%
Malls, lifestyle centers and outlet centers (2)	2,304,160	42.35	41.97	(0.9)%	43.17	1.9%
New leases (2)	236,953	39.09	48.25	23.4%	52.84	35.2%
Renewal leases (2)	2,067,207	42.72	41.25	(3.4)%	42.07	(1.5)%
Open-air Centers	105,296	26.53	31.43	18.5%	33.24	25.3%

(1)
Includes malls, lifestyle centers, outlet centers, open-air centers and other.
(2)
The change is primarily driven by malls.

New and renewal leasing activity of comparable in-line space of less than 10,000 square feet for the year ended December 31, 2025, based on commencement date inclusive of the impact of any rent concessions, are as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2025:
New	89	227,157	6.58	$44.45	$49.05	$35.02	$9.43	26.9%	$14.03	40.1%
Renewal	596	1,857,922	2.82	36.01	36.72	37.68	(1.67)	(4.4)%	(0.96)	(2.5)%
Commencement 2025 Total	685	2,085,079	3.31	36.93	38.06	37.39	(0.46)	(1.2)%	0.67	1.8%

Commencement 2026:
New	42	96,722	7.42	51.80	56.78	38.85	12.95	33.3%	17.93	46.2%
Renewal	345	1,034,282	3.00	43.06	43.89	43.28	(0.22)	(0.5)%	0.61	1.4%
Commencement 2026 Total	387	1,131,004	3.48	43.81	45.00	42.90	0.91	2.1%	2.10	4.9%

Total 2025/2026	1,072	3,216,083	3.37	$39.35	$40.50	$39.33	$0.02	0.1%	$1.17	3.0%

Liquidity and Capital Resources

As of December 31, 2025, we had $335.4 million available in unrestricted cash and U.S. Treasury securities. Our total pro rata share of debt, excluding unamortized deferred financing costs and debt discounts, at December 31, 2025 was $2,622.6 million. We had $75.9 million in restricted cash at December 31, 2025 related to cash held in escrow accounts for insurance, real estate taxes, capital expenditures and tenant allowances as required by the terms of certain mortgage notes payable, as well as amounts related to cash management agreements with lenders of certain property-level mortgage indebtedness, which are designated for debt service and operating expense obligations. We also had restricted cash of $34.8 million related to the properties that secure the corporate term loan and the 2032 non-recourse bank loan (previously referred to as the "open-air centers and outparcels loan") of which we may receive a portion via distributions semiannually and quarterly in accordance with the provisions of the term loan and the 2032 non-recourse bank loan, respectively.

During the year ended December 31, 2025, we continued to reinvest the cash from maturing U.S. Treasury securities into new U.S. Treasury securities. We designated our U.S. Treasury securities as available-for-sale. As of December 31, 2025, our U.S. Treasury securities have maturities through October 2026. Subsequent to December 31, 2025, we redeemed and purchased additional U.S. Treasury securities. See Note 18 for more information.

In January 2025, we acquired four Macy's stores for $6.2 million, which include land, buildings and improvements, for future redevelopment at the respective properties. In July 2025, we closed on the acquisition of four malls for $179.7 million including transaction costs. The malls include Ashland Town Center in Ashland, KY, Mesa Mall in Grand Junction, CO, Paddock Mall in Ocala, FL, and Southgate Mall in Missoula, MT. See Note 5 for more information.

During the year ended December 31, 2025, we sold six properties, six outparcels, three land parcels and two anchor parcels, which generated gross proceeds of $240.7 million at our share. Net proceeds from those sales were used to pay down the 2032 non-recourse bank loan (previously referred to as the "open-air centers and outparcels loan"), pay down the secured term loan and fund the acquisition of the four malls acquired in July 2025.

During the year ended December 31, 2025, we exercised the extension options on the loans secured by Fayette Mall, Coastal Grand Mall - Dick's Sporting Goods and the secured term loan and entered short-term loan extensions for the loans secured by The Outlet Shoppes at Laredo and York Town Center. We closed on new loans secured by Cross Creek Mall and The Pavilion at Port Orange and paid off the loans secured by Fremaux Town Center and the Northgate Mall Development with proceeds from the sale of each property.

Additionally, we modified the loans secured by Coastal Grand Mall and Coastal Grand Crossing and the 2032 non-recourse bank loan (previously referred to as the "open-air centers and outparcels loan"), which extended the maturity dates, increased the interest rates and increased the principal balance on the 2032 non-recourse bank loan by $110.0 million to fund the acquisition of the four malls described above. See Note 7 and Note 8.

In March 2025, the Alamance Crossing East foreclosure process was completed. Alamance Crossing East had an outstanding loan balance of $41.1 million prior to completion of the foreclosure process. In July 2025, Southpark Mall entered default and the property was placed into receivership. As of December 31, 2025, the loan secured by Southpark Mall had an outstanding balance of $48.3 million. During the year ended December 31, 2025, we were notified by the lender that the loan secured by The Outlet Shoppes at Gettysburg was in maturity default and we anticipate returning the property to the lender. Subsequent to December 31, 2025, we were notified by the lender that the loan secured by Jefferson Mall was in default and the property was placed into receivership. See Note 18.

We paid common stock dividends of $0.40 per share in each of the first and second quarters of 2025 and $0.45 per share in each of the third and fourth quarters of 2025. Additionally, our board of directors declared a special dividend of $0.80 per share, which was paid in cash during the first quarter of 2025. The special dividend was made to ensure that we meet the minimum requirement to maintain our status as a REIT. In November 2025, our board of directors authorized the repurchase of up to $25.0 million of the Company's common stock. The authorized share repurchase program has an expiration date of November 5, 2026 and replaces the existing program authorized in May 2025. Subsequent to December 31, 2025, our board of directors declared a regular cash dividend of $0.45 per share for the quarter ending March 31, 2026. See Note 18 for more information.

As of December 31, 2025, our total share of consolidated, unconsolidated and other outstanding debt, excluding debt discounts and deferred financing costs, maturing during 2026, assuming all extension options are elected, is $670.2 million. The $9.7 million loan, at our share, secured by The Outlet Shoppes at Gettysburg, which matured during 2025, remains outstanding.

Unconsolidated Affiliates

We have ownership interests in 23 unconsolidated affiliates as of December 31, 2025. See Note 7 to the consolidated financial statements for more information. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the accompanying consolidated balance sheets as investments in unconsolidated affiliates.

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
•
We also pursue opportunities to contribute available land at our properties into joint venture partnerships for development of primarily non-retail uses such as hotels, offices, self-storage and multifamily. We typically partner with developers who have expertise in the non-retail property types.

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

See Note 14 to the consolidated financial statements for information related to our guarantees of unconsolidated affiliates' debt as of December 31, 2025 and 2024.

Material Cash Requirements

The following table summarizes our material cash requirements as of December 31, 2025 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt:
Consolidated debt service (1)	$2,587,416	$1,416,652	$263,692	$842,061	$65,011
Noncontrolling interests' share in other consolidated subsidiaries (2)	(37,982)	(30,880)	(784)	(784)	(5,534)
Other debt (3)	48,271	48,271	—	—	—
Our share of unconsolidated affiliates debt service (4)	456,684	46,434	193,559	75,296	141,395
Our share of total debt service obligations	3,054,389	1,480,477	456,467	916,573	200,872

Operating leases: (5)
Ground leases on properties	12,870	258	519	619	11,474

Purchase obligations: (6)
Construction contracts on consolidated properties	3,460	3,460	—	—	—
Our share of construction contracts on unconsolidated properties	160	160	—	—	—
Our share of total purchase obligations	3,620	3,620	—	—	—

Other contractual obligations: (7)	18,267	17,433	834	—	—

Total material cash requirements	$3,089,146	$1,501,788	$457,820	$917,192	$212,346
(1)
Represents principal (including balloon payments) and interest payments due under the terms of mortgage and other indebtedness, net, and includes $684,846 of variable-rate debt service related to the secured term loan, $102,676 of variable-rate debt service related to the 2032 non-recourse bank loan and $32,718 of variable-rate debt service on The Outlet Shoppes at Laredo loan. The future interest payments on variable-rate loans are projected based on the interest rates that were in effect at December 31, 2025. The secured term loan matures in November 2026 and contains a one-year extension option, subject to certain conditions. See Note 8 to the consolidated financial statements for additional information regarding the terms of long-term debt.
(2)
Includes $(11,451) of noncontrolling interests' share of variable-rate debt service on The Outlet Shoppes at Laredo loan. Future contractual obligations have been projected using the same assumptions as used in (1) above.
(3)
Represents the outstanding loan balance for Southpark Mall which was deconsolidated due to a loss of control when the property was placed into receivership in connection with the foreclosure process.
(4)
Includes $21,471 of variable-rate debt service. Future contractual obligations have been projected using the same assumptions as used in (1) above.
(5)
Obligations where we own the buildings and improvements, but lease the underlying land under long-term ground leases. The maturities of these leases range from 2046 to 2089 and generally provide for renewal options.
(6)
Represents our share of the remaining balance to be incurred under construction contracts that had been entered into as of December 31, 2025, but were not complete. The contracts are primarily for redevelopment of our properties.
(7)
Represents agreements for maintenance, security, and janitorial services at our properties that expire between June 2026 to September 2028.

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

Cash Flows - Operating, Investing and Financing Activities

There was $153.0 million of cash, cash equivalents and restricted cash as of December 31, 2025, a decrease of $0.9 million from December 31, 2024. Of this amount, $42.3 million was unrestricted cash as of December 31, 2025. Also, at December 31, 2025, we had $293.1 million in U.S. Treasuries with maturities through October 2026. Our net cash flows are summarized as follows (in thousands):

	Year Ended December 31,
	2025	2024	Change
Net cash provided by operating activities	$249,680	$202,223	$47,457
Net cash (used in) provided by investing activities	(115,114)	65,006	(180,120)
Net cash used in financing activities	(135,418)	(236,501)	101,083
Net cash flows	$(852)	$30,728	$(31,580)

Cash Provided by Operating Activities

Cash provided by operating activities increased primarily due to the consolidation of three malls in December 2024, as well as the acquisition of four malls in July 2025. The increase was partially offset by the sales of The Promenade, 840 Greenbrier Circle, Layton Hills properties, the Monroeville properties and Imperial Valley Mall since the prior year.

Cash (Used In) Provided by Investing Activities

Cash used in investing activities increased primarily due to the acquisition of four malls in July 2025, as well as a higher amount of additions of real estate assets and a lower amount of net redemptions of U.S. Treasury securities during the current year. The increase was partially offset by net proceeds from the sales of the Layton Hills properties, the Monroeville properties, Imperial Valley Mall, The Promenade and 840 Greenbrier Circle since the prior year.

Cash Used in Financing Activities

Cash used in financing activities decreased primarily due to proceeds from new financings in the current year and a lower amount of repurchases of common stock as compared to the prior year. The decrease was partially offset by an increase in principal payments and the payment of a first quarter 2025 special dividend during the current year as compared to the prior year.

Debt

CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries that it has a direct or indirect ownership interest in is the borrower on all our debt, substantially all of which is secured by real estate assets.

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties. Prior to consideration of unamortized deferred financing costs or debt discounts, of our $2,622.6 million in outstanding debt at December 31, 2025, $2,619.8 million constituted non-recourse debt obligations and $2.8 million constituted recourse debt obligations. We believe the tables below provide investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

December 31, 2025:	Consolidated	Noncontrolling Interests	Other Debt (1)	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (2)
Fixed-rate debt:
Non-recourse loans on operating properties	$1,133,962	$(23,881)	$48,271	$342,081	$1,500,433	4.97%
2032 non-recourse bank loan	367,956	—	—	—	367,956	7.70%	(3)
Recourse loan on an operating property	—	—	—	2,797	2,797	7.26%
Total fixed-rate debt	1,501,918	(23,881)	48,271	344,878	1,871,186	5.51%
Variable-rate debt:
Non-recourse loans on operating properties	31,380	(10,983)	—	9,261	29,658	7.46%
2032 non-recourse bank loan	75,000	—	—	—	75,000	7.97%	(3)
Non-recourse, secured term loan	646,722	—	—	—	646,722	6.74%
Total variable-rate debt	753,102	(10,983)	—	9,261	751,380	6.89%
Total fixed-rate and variable-rate debt	2,255,020	(34,864)	48,271	354,139	2,622,566	5.91%
Unamortized deferred financing costs	(9,276)	83	—	(3,006)	(12,199)
Debt discounts (4)	(74,959)	251	—	—	(74,708)
Total mortgage and other indebtedness, net	$2,170,785	$(34,530)	$48,271	$351,133	$2,535,659

December 31, 2024:	Consolidated	Noncontrolling Interests	Other Debt (1)	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (2)
Fixed-rate debt:
Non-recourse loans on operating properties	$1,233,767	$(24,392)	$41,122	$368,578	$1,619,075	4.98%
2032 non-recourse bank loan	170,031	—	—	—	170,031	6.95%	(3)
Recourse loan on an operating property	—	—	—	4,361	4,361	7.26%
Total fixed-rate debt	1,403,798	(24,392)	41,122	372,939	1,793,467	5.18%
Variable-rate debt:
Non-recourse loans on operating properties	32,580	(11,403)	—	4,740	25,917	7.99%
Recourse loan on an operating property	—	—	—	22,249	22,249	7.55%
2032 non-recourse bank loan	170,031	—	—	—	170,031	8.65%	(3)
Non-recourse, secured term loan	725,495	—	—	—	725,495	7.42%
Total variable-rate debt	928,106	(11,403)	—	26,989	943,692	7.66%
Total fixed-rate and variable-rate debt	2,331,904	(35,795)	41,122	399,928	2,737,159	6.03%
Unamortized deferred financing costs	(8,688)	168	—	(2,613)	(11,133)
Debt discounts (4)	(110,536)	1,803	—	—	(108,733)
Total mortgage and other indebtedness, net	$2,212,680	$(33,824)	$41,122	$397,315	$2,617,293
(1)
As of December 31, 2025, represents the outstanding loan balance for Southpark Mall. As of December 31, 2024, represents the outstanding loan balance for Alamance Crossing East. These properties were deconsolidated due to a loss of control when the properties were placed into receivership in connection with the foreclosure process.
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
(4)
Represents the difference between the estimated fair value and the outstanding principal balance of applicable loans at the time of fresh start accounting and dates of acquisitions. These discounts are accreted as additional interest expense over the terms of the respective debt using the effective interest method.

The following table presents our pro rata share of consolidated and unconsolidated debt as of December 31, 2025, excluding unamortized deferred financing costs and debt discounts, that is scheduled to mature in 2026 based on the original maturity date (in thousands):

	Balance
Consolidated Debt:
Parkdale Mall & Crossing	$49,075
Northwoods Mall	47,615
Arbor Place	85,515
Fayette Mall	101,683
Volusia Mall	33,165
Hamilton Place	77,972
Jefferson Mall	48,990	(1)
The Outlet Shoppes at Laredo	20,397
West County Center	140,024
Secured term loan	646,722	(2)
	1,251,158
Unconsolidated Debt:
Coastal Grand Mall - Dick's Sporting Goods	3,287
York Town Center	14,210
	17,497
Other Debt:
Southpark Mall	48,271	(3)
Total 2026 maturities at our pro rata share	$1,316,926
(1)
Subsequent to December 31, 2025, we were notified by the lender that the loan was in default and the property was placed into receivership. See Note 18.
(2)
The loan has a one-year extension option, subject to certain conditions, for a fully extended maturity date of November 2027.
(3)
In July 2025, the loan entered default and the property was placed into receivership. The Company anticipates returning the property to the lender.

Additionally, we have a loan with a principal balance of $9.7 million, at our share, as of December 31, 2025, secured by The Outlet Shoppes at Gettysburg that is past its maturity date. We anticipate returning the property to the lender.

The weighted-average remaining term of our total share of consolidated and unconsolidated debt, excluding debt discounts and deferred financing costs, was 2.6 years and 2.4 years at December 31, 2025 and December 31, 2024, respectively. The weighted-average remaining term of our pro rata share of fixed-rate debt, excluding debt discounts and deferred financing costs, was 3.2 years and 3.0 years at December 31, 2025 and December 31, 2024, respectively.

As of December 31, 2025, our pro rata share of consolidated and unconsolidated variable-rate debt, excluding debt discounts and deferred financing costs, represented 28.7% of our total pro rata share of debt, excluding debt discounts and deferred financing costs. As of December 31, 2024, our pro rata share of consolidated and unconsolidated variable-rate debt, excluding debt discounts and deferred financing costs, represented 34.5% of our total pro rata share of debt, excluding debt discounts and deferred financing costs.

See Note 7 and Note 8 to the consolidated financial statements for additional information concerning the amount and terms of our outstanding indebtedness as of December 31, 2025.

Equity

We paid common stock dividends of $0.40 per share in each of the first and second quarters of 2025 and $0.45 per share in each of the third and fourth quarters of 2025. Additionally, our board of directors declared a special dividend of $0.80 per share, which was paid in cash during the first quarter of 2025. The special dividend was made to ensure that we meet the minimum requirement to maintain our status as a REIT. The decision to declare and pay dividends on any outstanding shares of our common stock, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors and will depend on our earnings, taxable income, FFO, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our then-current indebtedness, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, Delaware law and such other factors as our board of directors deems relevant. Any dividends payable will be determined by our board of directors based upon the circumstances at the time of declaration. For additional information, see discussion presented under the subheading “Dividends” in Note 9 of this report. Our actual results of operations will be affected by a number of factors, including the revenues received from our properties, our operating expenses, interest expense, capital expenditures and the ability of the anchors and tenants at our properties to meet their obligations for payment of rents and tenant reimbursements. Subsequent to December 31, 2025, our board of directors declared a $0.45 per share regular quarterly dividend for the first quarter of

2026. The regular quarterly dividend is payable in cash on March 31, 2026, to shareholders of record as of March 17, 2026. See Note 18.

Upon our emergence from bankruptcy on November 1, 2021, we experienced an “ownership change” under Sections 382 and 383 of the Internal Revenue Code, which can limit our ability to use certain tax attributes—including net operating loss (“NOL”) carryforwards and other deductions—to offset future taxable income. In addition, because we had built-in losses in our assets at that time, certain taxable income deductions realized during the five-year recognition period following the ownership change (the “2021 Recognition Period”) were subject to limitation.

The 2021 Recognition Period expires on November 1, 2026; as of that date, our ability to recognize certain deductions will no longer be limited because of the 2021 ownership change.

The recognition of additional tax deductions may cause a greater portion of distributions paid to shareholders after December 31, 2026 to be treated, for U.S. federal income tax purposes, as a non-taxable return of capital and a reduction in the basis of shareholder stock. Notwithstanding the expiration of the 2021 Recognition Period, our pre‑November 1, 2021 NOLs and other tax attributes generally remain subject to the Section 382 annual limitation, and any built-in losses disallowed during the recognition period may carry forward and remain subject to applicable limitations.

We remain subject to Sections 382 and 383 and could experience another ownership change in the future. If we experience an ownership change, our ability to use future tax deductions, net operating loss carryforwards and other tax attributes to offset future taxable income may be subject to limitations.

In November 2025, our board of directors authorized the repurchase of up to $25.0 million of the Company's common stock. The authorized share repurchase program has an expiration date of November 5, 2026 and replaces the existing program authorized in May 2025. In August 2023, our board of directors authorized the repurchase of up to $25.0 million of our outstanding common stock. See Part II, Item 5 for additional information regarding our repurchases of common stock during 2025.

Capital Expenditures

The following table, which excludes expenditures for developments and expansions, summarizes capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the years ended December 31, 2025 and 2024, (in thousands):

	Year Ended December 31,
	2025	2024
Tenant allowances (1)	$20,942	$19,863

Maintenance capital expenditures:
Parking area and parking area lighting	8,584	5,047
Roof replacements	4,360	6,801
Other capital expenditures	22,741	19,497
Total maintenance capital expenditures	35,685	31,345

Capitalized overhead	1,020	859

Capitalized interest	518	562

Total capital expenditures	$58,165	$52,629
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

Developments and Redevelopments

Developments Completed at December 31, 2025

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2025 Cost	Opening Date	Initial Unleveraged Yield
Outparcel Development:
Mayfaire Town Center - hotel development	Wilmington, NC	49%	83,021	$16,285	$16,285	$4,432	Aug 2025	11.0%

(1)
Total Cost is presented net of reimbursements to be received.
(2)
Cost to Date does not reflect reimbursements until they are received.

Properties Under Development at December 31, 2025

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2025 Cost	Opening Date	Initial Unleveraged Yield
Redevelopments:
Friendly Center - Cooper's Hawk	Greensboro, NC	50%	10,600	$2,551	$2,314	$2,291	Nov 2025	10.2%
Friendly Center - North Italia	Greensboro, NC	50%	6,000	2,550	1,869	1,869	Dec 2025	8.1%
Total Redevelopment Properties Completed			16,600	$5,101	$4,183	$4,160
(1)
Total Cost is presented net of reimbursements to be received.
(2)
Cost to Date does not reflect reimbursements until they are received.

We are continually pursuing new redevelopment opportunities and have projects in various stages of pre-development. Except for the projects presented above, we did not have any other material capital commitments as of December 31, 2025.

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

The reconciliation of net income attributable to common shareholders to FFO allocable to Operating Partnership common unitholders is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Net income attributable to common shareholders	$133,878	$57,764
Noncontrolling interest in income of Operating Partnership	21	4
Earnings allocable to unvested restricted stock	26	1,206
Depreciation and amortization expense of:
Consolidated properties	165,156	140,591
Unconsolidated affiliates	12,992	16,137
Non-real estate assets	(1,005)	(1,187)
Noncontrolling interests' share of depreciation and amortization in other consolidated subsidiaries	(1,551)	(1,916)
Loss on impairment, including our share of unconsolidated affiliates, net of taxes	3,496	1,244
Gain on depreciable property, net of taxes	(104,046)	(15,651)
FFO allocable to Operating Partnership common unitholders	208,967	198,192
Debt discount accretion, including our share of unconsolidated affiliates and net of noncontrolling interests' share (1)	35,750	44,929
Adjustment for unconsolidated affiliates with negative investment (2)	12,811	(9,974)
Litigation settlement (3)	—	(553)
Non-cash default interest expense (4)	(328)	606
Gain on deconsolidation (5)	(33,851)	—
Gain on consolidation (6)	—	(26,727)
Loss on extinguishment of debt (7)	217	819
FFO allocable to Operating Partnership common unitholders, as adjusted	$223,566	$207,292

(1)
Represents the difference between the estimated fair value and the outstanding principal balance of applicable loans at the time of fresh start accounting and dates of acquisitions. These discounts are accreted as additional interest expense over the terms of the respective mortgage notes payable using the effective interest method. We began recognizing the debt discount accretion associated with the consolidation of CoolSprings Galleria, Oak Park Mall and West County Center during the year ended December 31, 2025.
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
(4)
The year ended December 31, 2025 includes default interest on a loan past its maturity date and the reversal of previously accrued default interest. The year ended December 31, 2024 includes default interest on loans past their maturity dates.
(5)
For the year ended December 31, 2025, the Company deconsolidated Southpark Mall due to a loss of control when the property was placed into receivership in connection with the foreclosure process.
(6)
For the year ended December 31, 2024, we recognized gain on consolidation related to the acquisition of our partner's 50% joint venture interests in CoolSprings Galleria, Oak Park Mall and West County Center and recognized gain on consolidation.
(7)
During the years ended December 31, 2025 and 2024, we made a partial paydown on the 2032 non-recourse bank loan (previously referred to as the "open-air centers and outparcels loan") and recognized loss on extinguishment of debt related to prepayment fees.

The increase in FFO, as adjusted, for the year ended December 31, 2025 was primarily driven by the consolidation of three malls in December 2024, as well as the acquisition of four malls in July 2025. The increase was partially offset by the sales of The Promenade, 840 Greenbrier Circle, Imperial Valley Mall, the Layton Hills properties, Annex at Monroeville and Monroeville Mall.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risk exposures, including interest rate risk with respect to our variable-rate debt instruments. We also may use derivative financial instruments, including interest rate swaps, caps, options, floor and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with our variable rate debt. See Note 8 to the consolidated financial statements for additional detail concerning our current interest rate hedging instruments. The following discussion regarding our risk management activities includes forward-looking statements that involve risk and uncertainties. Estimates of future performance and economic conditions are reflected assuming certain changes in interest rates. Caution should be used in evaluating our overall market risk from the information presented below, as actual results may differ.

Interest Rate Risk

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at December 31, 2025, a 0.5% increase or decrease in interest rates on variable-rate debt would increase or decrease annual interest expense by approximately $3.7 million.

Based on our proportionate share of total consolidated and unconsolidated debt at December 31, 2025, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $21.5 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $22.1 million.

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

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company assessed the effectiveness of its internal control over financial reporting, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that, as of December 31, 2025, the Company maintained effective internal control over financial reporting, as stated in its report which is included herein.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that, as of December 31, 2025, the Company maintained effective internal control over financial reporting.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the Company's internal control over financial reporting as of December 31, 2025, as stated in their report which is included below.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of CBL & Associates Properties, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of CBL & Associates Properties, Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 3, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

March 3, 2026

ITEM 9B. OTHER INFORMATION

During the quarterly period ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Act).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference to the sections entitled “ELECTION OF DIRECTORS–General,” “ELECTION OF DIRECTORS–Director Nominees," "ELECTION OF DIRECTORS–Additional Executive Officers,” “CORPORATE GOVERNANCE MATTERS–Code of Business Conduct and Ethics,” “CORPORATE GOVERNANCE MATTERS–Board of Directors’ Meetings and Committees – The Audit Committee,” and “Delinquent Section 16(a) Reports” in our definitive proxy statement which will be filed with the SEC within 120 days of December 31, 2025, with respect to our Annual Meeting of Shareholders to be held on May 21, 2026.

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

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to the sections entitled “DIRECTOR COMPENSATION,” “EXECUTIVE COMPENSATION,” “REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement which will be filed with the SEC within 120 days of December 31, 2025, with respect to our Annual Meeting of Shareholders to be held on May 21, 2026.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to the sections entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “Equity Compensation Plan Information as of December 31, 2025”, in our definitive proxy statement which will be filed with the SEC within 120 days of December 31, 2025, with respect to our Annual Meeting of Shareholders to be held on May 21, 2026.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to the sections entitled “CORPORATE GOVERNANCE MATTERS–Director Independence” and “CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS”, in our definitive proxy statement which will be filed with the SEC within 120 days of December 31, 2025, with respect to our Annual Meeting of Shareholders to be held on May 21, 2026.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to the section entitled “Independent Registered Public Accountants’ Fees and Services” under “RATIFICATION OF THE SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS” in our definitive proxy statement which will be filed with the SEC within 120 days of December 31, 2025, with respect to our Annual Meeting of Shareholders to be held on May 21, 2026.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

ITEM 16. FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of CBL & Associates Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CBL & Associates Properties, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the financial statement schedules listed in the Index at Item 15 (collectively referred to as the "financial statements").

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America .

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Real Estate Assets – Change in Management’s Intent — Refer to Note 2 to the financial statements

Critical Audit Matter Description

As of December 31, 2025, the Company owned controlling interests in 43 Malls, 2 Outlet Centers, 3 Lifestyle Centers, 18 Open-Air Centers, and 3 other properties and had a total net investment in real estate assets of $1.89 billion. The Company performs an impairment analysis on these long-lived assets if events or changes in circumstances indicate that the carrying value of any of its long-lived assets may not be recoverable. The Company uses significant judgement in assessing events or circumstances which might indicate impairment, including but not limited to, changes in management’s intent to hold a long-lived asset over its previously estimated useful life. Changes in management’s intent to hold a long-lived asset has a significant impact on the estimated undiscounted cash flows expected to result from the use and eventual disposition of a long-lived asset and whether a potential impairment loss shall be measured.

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

March 3, 2026

We have served as the Company's auditor since 2002.

CBL & Associates Properties, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	December 31,
ASSETS (1)	2025	2024
Real estate assets:
Land	$601,553	$588,153
Buildings and improvements	1,619,988	1,505,232
	2,221,541	2,093,385
Accumulated depreciation	(355,900)	(283,785)
	1,865,641	1,809,600
Held-for-sale	—	56,075
Developments in progress	10,533	5,817
Net investment in real estate assets	1,876,174	1,871,492
Cash and cash equivalents	42,287	40,791
Restricted cash	110,665	112,938
Available-for-sale securities - at fair value (amortized cost of $292,646 and $242,881 as of December 31, 2025 and December 31, 2024, respectively)	293,087	243,148
Receivables:
Tenant	46,489	45,594
Other	1,562	2,356
Investments in unconsolidated affiliates	85,941	83,465
In-place leases, net	144,046	186,561
Intangible lease assets and other assets	128,848	160,846
	$2,729,099	$2,747,191
LIABILITIES AND EQUITY
Mortgage and other indebtedness, net	$2,170,785	$2,212,680
Accounts payable and accrued liabilities	193,640	221,647
Total liabilities (1)	2,364,425	2,434,327
Shareholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized, 30,322,052 and 30,711,227 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively (in each case, excluding 34 treasury shares)	30	31
Additional paid-in capital	687,424	694,566
Accumulated other comprehensive income	443	782
Accumulated deficit	(312,961)	(371,833)
Total shareholders' equity	374,936	323,546
Noncontrolling interests	(10,262)	(10,682)
Total equity	364,674	312,864
	$2,729,099	$2,747,191
(1)
As of December 31, 2025, includes $166,314 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $213,442 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. See Note 10.

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
REVENUES:
Rental revenues	$558,985	$493,876	$513,957
Management, development and leasing fees	5,114	7,609	7,917
Other	14,274	14,076	13,412
Total revenues	578,373	515,561	535,286
EXPENSES:
Property operating	(101,941)	(90,052)	(90,996)
Depreciation and amortization	(165,156)	(140,591)	(190,505)
Real estate taxes	(57,458)	(47,365)	(54,807)
Maintenance and repairs	(44,954)	(37,732)	(41,336)
General and administrative	(69,040)	(67,254)	(64,066)
Loss on impairment	(3,193)	(1,461)	—
Litigation settlement	—	553	2,310
Other	(57)	(230)	(221)
Total expenses	(441,799)	(384,132)	(439,621)
OTHER INCOME (EXPENSES):
Interest and other income	13,250	15,713	13,199
Interest expense	(175,962)	(154,486)	(172,905)
(Loss) gain on extinguishment of debt	(217)	(819)	3,270
Gain on deconsolidation	33,851	—	47,879
Gain on consolidation	—	26,727	—
Gain on sales of real estate assets	74,229	16,676	5,125
Income tax provision	(475)	(1,055)	(894)
Equity in earnings of unconsolidated affiliates	53,276	22,932	11,865
Total other income (expenses), net	(2,048)	(74,312)	(92,461)
Net income	134,526	57,117	3,204
Net (income) loss attributable to noncontrolling interests in:
Operating Partnership	(21)	(4)	(2)
Other consolidated subsidiaries	1,462	1,857	3,344
Net income attributable to the Company	135,967	58,970	6,546
Dividends allocable to unvested restricted stock	(2,089)	(1,206)	(1,113)
Net income attributable to common shareholders	$133,878	$57,764	$5,433
Basic and diluted per share data attributable to common shareholders:
Basic earnings per share	$4.41	$1.87	$0.17
Diluted earnings per share	4.34	1.87	0.17
Weighted-average basic shares	30,343	30,905	31,303
Weighted-average diluted shares	30,841	30,962	31,303

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.

Consolidated Statements of Comprehensive Income

(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Net income	$134,526	$57,117	$3,204

Other comprehensive gain (loss):
Unrealized (loss) gain on interest rate swap	(512)	177	338
Unrealized gain (loss) on available-for-sale securities	173	(5)	1,326
Comprehensive income	134,187	57,289	4,868
Comprehensive (income) loss attributable to noncontrolling interests in:
Operating Partnership	(21)	(4)	(2)
Other consolidated subsidiaries	1,462	1,857	3,344
Comprehensive income attributable to the Company	135,628	59,142	8,210
Earnings allocable to unvested restricted stock	(2,089)	(1,206)	(1,113)
Comprehensive income attributable to common shareholders	$133,539	$57,936	$7,097

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.

Consolidated Statements of Equity

(in thousands, except share data)

	Equity
	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2022	$32	$710,497	$(1,054)	$(338,934)	$370,541	$(3,412)	$367,129
Net income (loss)	—	—	—	6,546	6,546	(3,342)	3,204
Other comprehensive income	—	—	1,664	—	1,664	—	1,664
Dividends declared - common stock	—	—	—	(48,058)	(48,058)	—	(48,058)
Issuance of 185,195 shares of restricted common stock	—	—	—	—	—	—	—
Issuance of 133,221 shares of common stock associated with performance stock units, net of shares withheld for tax	—	(1,793)	—	—	(1,793)	—	(1,793)
Distributions to noncontrolling interests	—	—	—	—	—	(2,018)	(2,018)
Amortization of deferred compensation	—	7,343	—	—	7,343	—	7,343
Compensation expense related to performance stock units	—	5,639	—	—	5,639	—	5,639
Cancellation of 58,100 shares of restricted common stock	—	(1,391)	—	—	(1,391)	—	(1,391)
Repurchase of 51,966 shares of common stock	—	(1,109)	—	—	(1,109)	—	(1,109)
Adjustment for noncontrolling interests	—	(61)	—	—	(61)	61	—
Contributions from noncontrolling interests	—	—	—	—	—	117	117
Redemption of 4,985 Operating Partnership common units	—	—	—	—	—	(110)	(110)
Balance, December 31, 2023	32	719,125	610	(380,446)	339,321	(8,704)	330,617
Net income (loss)	—	—	—	58,970	58,970	(1,853)	57,117
Other comprehensive income	—	—	172	—	172	—	172
Dividends declared - common stock	—	—	—	(50,357)	(50,357)	—	(50,357)
Issuance of 169,454 shares of restricted common stock	—	—	—	—	—	—	—
Issuance of 164,837 shares of common stock associated with performance stock units, net of shares withheld for tax	—	(769)	—	—	(769)	—	(769)
Distributions to noncontrolling interests	—	—	—	—	—	(140)	(140)
Amortization of deferred compensation	—	8,438	—	—	8,438	—	8,438
Compensation expense related to performance stock units	—	6,490	—	—	6,490	—	6,490
Cancellation of 75,849 shares of restricted common stock	—	(2,259)	—	—	(2,259)	—	(2,259)
Repurchase of 1,522,860 shares of common stock	(1)	(36,457)	—	—	(36,458)	—	(36,458)
Adjustment for noncontrolling interests	—	(2)	—	—	(2)	2	—
Contributions from noncontrolling interests	—	—	—	—	—	13	13
Balance, December 31, 2024	31	694,566	782	(371,833)	323,546	(10,682)	312,864
Net income (loss)	—	—	—	135,967	135,967	(1,441)	134,526
Other comprehensive loss	—	—	(339)	—	(339)	—	(339)
Issuance of 152,542 shares of restricted common stock	—	—	—	—	—	—	—
Issuance of 128,368 shares of common stock associated with performance stock units, net of shares withheld for tax	—	(2,548)	—	—	(2,548)	—	(2,548)
Amortization of deferred compensation	—	8,950	—	—	8,950	—	8,950
Compensation expense related to performance stock units	—	7,799	—	—	7,799	—	7,799
Cancellation of 96,087 shares of restricted common stock	—	(3,275)	—	—	(3,275)	—	(3,275)
Repurchases of 573,998 shares of common stock	(1)	(18,058)	—	—	(18,059)	—	(18,059)
Dividends declared - common stock	—	—	—	(77,095)	(77,095)	—	(77,095)
Distributions to noncontrolling interests	—	—	—	—	—	(191)	(191)
Contributions from noncontrolling interests	—	—	—	—	—	2,042	2,042
Adjustment for noncontrolling interests	—	(10)	—	—	(10)	10	—
Balance, December 31, 2025	$30	$687,424	$443	$(312,961)	$374,936	$(10,262)	$364,674

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$134,526	$57,117	$3,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165,156	140,591	190,505
Net amortization of deferred financing costs, discounts on available-for-sale securities and debt discounts	29,474	10,479	23,824
Net amortization of intangible lease assets and liabilities	14,638	15,666	21,425
Gain on sales of real estate assets	(74,229)	(16,676)	(5,125)
Loss on insurance proceeds	79	—	176
Write-off of development projects	27	230	39
Share-based compensation expense	16,749	14,928	12,982
Loss on impairment	3,193	1,461	—
Gain on deconsolidation	(33,851)	—	(47,879)
Gain on consolidation	—	(26,727)	—
Loss (gain) on extinguishment of debt	217	819	(3,270)
Equity in earnings of unconsolidated affiliates	(53,276)	(22,932)	(11,865)
Distributions of earnings from unconsolidated affiliates	44,348	20,665	18,433
Change in estimate of uncollectable revenues	3,031	4,155	1,646
Deferred income tax provision (benefit)	11	(1,650)	(1,283)
Changes in:
Tenant and other receivables	(1,889)	(2,377)	(3,752)
Other assets	7,777	14,982	1,247
Accounts payable and accrued liabilities	(6,301)	(8,508)	(16,791)
Net cash provided by operating activities	249,680	202,223	183,516
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(51,775)	(36,192)	(42,859)
Acquisitions of real estate assets	(185,988)	—	—
Increase in cash and restricted cash from acquisition of interest in unconsolidated affiliate, net of cash paid	—	9,840	—
Net proceeds from sales of real estate assets	168,862	79,446	9,810
Purchases of available-for-sale securities	(416,196)	(360,824)	(312,782)
Redemptions of available-for-sale securities	365,277	379,613	355,543
Proceeds from insurance	372	—	281
Additional investments in and advances to unconsolidated affiliates	(4,441)	(9,491)	(10,926)
Distributions in excess of equity in earnings of unconsolidated affiliates	11,079	5,075	5,297
Changes in other assets	(2,304)	(2,461)	(2,663)
Net cash (used in) provided by investing activities	(115,114)	65,006	1,701
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	188,000	—	—
Principal payments on mortgage and other indebtedness	(219,299)	(146,258)	(79,000)
Additions to debt issuance costs	(4,992)	(273)	(693)
Repurchases of common stock	(18,059)	(36,458)	(1,109)
Contributions from noncontrolling interests	2,042	13	117
Payment of tax withholdings for restricted stock awards and performance stock units	(5,824)	(3,028)	(3,184)
Distributions to noncontrolling interests	(191)	(140)	(2,128)
Dividends paid to common shareholders	(77,095)	(50,357)	(118,093)
Net cash used in financing activities	(135,418)	(236,501)	(204,090)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(852)	30,728	(18,873)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	153,804	123,076	141,949
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$152,952	$153,804	$123,076
Reconciliation from consolidated statements of cash flows to consolidated balance sheets:
Cash and cash equivalents	$42,287	$40,791	$34,188
Cash held-for-sale	—	75	—
Restricted cash:
Restricted cash	54,133	47,482	53,180
Mortgage escrows	56,532	65,456	35,708
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$152,952	$153,804	$123,076

SUPPLEMENTAL INFORMATION
Cash paid for interest, net of amounts capitalized	$136,109	$131,328	$136,146

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and unit data)

NOTE 1. ORGANIZATION

CBL & Associates Properties, Inc. ("CBL"), a Delaware corporation, is a self-managed, self-administered, fully integrated real estate investment trust ("REIT") that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, lifestyle centers, open-air centers, outlet centers, office buildings and other properties, including single-tenant and multi-tenant outparcels. As of December 31, 2025, its properties are located in 22 states but are primarily in the southeastern and midwestern United States.

CBL conducts substantially all its business through CBL & Associates Limited Partnership (the "Operating Partnership"), which is a variable interest entity ("VIE"). The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a VIE. As of December 31, 2025, the Operating Partnership owned interests in the following properties:

	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	Other (1)(2)	Total
Consolidated Properties	43	2	3	18	3	69
Unconsolidated Properties (3)	4	3	1	7	2	17
Total	47	5	4	25	5	86

.

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

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At December 31, 2025, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 98.98% limited partner interest for a combined interest held by CBL of 99.98%. As of December 31, 2025, third parties owned a 0.02% limited partner interest in the Operating Partnership.

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

Accounting Guidance Adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 updates income tax disclosures related to the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The ASU also makes several other changes to income tax disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2024. The guidance should be applied prospectively; however, retrospective application is permitted. The Company adopted this ASU with no significant impact on our consolidated financial statements and related disclosures as a result of our REIT status.

Accounting Guidance Not Yet Adopted

In November 2024, the FASB issued ASU, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures," to improve the disclosures about a public business entity's expenses by providing more detailed information about the types of expenses in commonly presented expense captions. The standard will be effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning December 15, 2027. The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial statements.

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

The Company’s intangibles and their balance sheet classifications as of December 31, 2025 and 2024, respectively, are summarized as follows:

	December 31, 2025		December 31, 2024
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
In-place leases	$415,390	$(271,344)	$418,458	$(231,897)
Intangible lease assets and other assets:
Above-market leases	254,436	(168,523)	260,512	(138,474)
Tenant relationships	2,578	(167)	2,578	(115)
Accounts payable and accrued liabilities:
Below-market leases	166,051	(86,416)	166,909	(69,303)

These intangibles are related to specific tenant leases. Should a termination occur earlier than the date indicated in the lease, the related unamortized intangible assets or liabilities, if any, related to the lease are recorded as expense or income, as applicable. The total net amortization expense of the above intangibles for the Company for the years ended December 31, 2025, 2024 and 2023, was $81,857, $67,031 and $105,964, respectively. The estimated total net amortization expense for the next five succeeding years is $56,285 in 2026, $32,451 in 2027, $20,886 in 2028, $12,229 in 2029 and $8,100 in 2030.

The Company capitalized interest expense of $518, $562 and $453 for the years ended December 31, 2025, 2024 and 2023, respectively.

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

For the year ended December 31, 2025, the Company recorded $3,031 related to uncollectable revenues, which includes the write-off of $57 for straight-line rent receivables. For the year ended December 31, 2024, the Company recorded $4,155 related to uncollectable revenues, which includes the write-off of $1,257 for straight-line rent receivables. For the year ended December 31, 2023, the Company recorded $1,646 related to uncollectable revenues, which includes the write-off of $346 for straight-line rent receivables.

Carrying Value of Long-Lived Assets

The Company monitors events or changes in circumstances that could indicate the carrying value of a long-lived asset may not be recoverable. The Company uses significant judgement in assessing events or circumstances which might indicate impairment, including but not limited to, changes in management’s intent to hold a long-lived asset over its previously estimated useful life. Changes in management’s intent to hold a long-lived asset have a significant impact on the estimated undiscounted cash flows expected to result from the use and eventual disposition of a long-lived asset and whether a potential impairment loss shall be measured. When indicators of potential impairment are present that suggest that the carrying amounts of a long-lived asset may not be recoverable, the Company assesses the recoverability of the asset by determining whether the asset’s carrying value will be recovered through the estimated undiscounted future cash flows expected from the Company’s use and its eventual disposition. In the event that such undiscounted future cash flows do not exceed the carrying value, the Company adjusts the carrying value of the long-lived asset to its estimated fair value and recognizes an impairment loss. The estimated fair value is calculated based on the following information, in order of preference, depending upon availability: (Level 1) recently quoted market prices, (Level 2) market prices for comparable properties, or (Level 3) the present value of future cash flows, including estimated salvage value. Certain of the Company’s long-lived assets may be carried at more than an amount that could be realized in a current disposition transaction. The Company estimates future operating cash flows, the terminal capitalization rate and the discount rate, among other factors. As these assumptions are subject to economic and market uncertainties, they are difficult to predict and are subject to future events that may alter the assumptions used or management’s estimates of future possible outcomes. Therefore, the future cash flows estimated in the Company’s impairment analyses may not be achieved. See Note 15 for information related to the impairment of long-lived assets in 2025, 2024 and 2023.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents.

Restricted Cash

As of December 31, 2025 and 2024, restricted cash was related to cash held in escrow accounts for insurance, real estate taxes, capital expenditures and tenant allowances as required by the terms of certain mortgage notes payable, as well as amounts related to cash management agreements with the Company’s lenders that are designated for debt service and operating expense obligations. As of December 31, 2025 and 2024, restricted cash was also related to properties that secure the term loan and the 2032 non-recourse bank loan (previously referred to as the "open-air centers and outparcels loan") of which we may receive a portion via distributions semiannually and quarterly in accordance with the provisions of the term loan and the 2032 non-recourse bank loan, respectively.

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

On a periodic basis, the Company assesses whether there are any indicators that the fair value of the Company's investments in unconsolidated affiliates may be impaired. An investment is impaired only if the Company’s estimate of the fair value of the investment is less than the carrying value of the investment and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. The Company's estimates of fair value for each investment are based on a number of assumptions that are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates, and operating costs. As these factors are difficult to predict and are subject to future events that may alter the Company’s assumptions, the fair values estimated in the impairment analyses may not be realized. No impairment charges were recorded for the years ended December 31, 2025, 2024 and 2023.

Deferred Financing Costs

Unamortized financing costs of $9,276 and $8,688 were included in mortgage and other indebtedness, net, at December 31, 2025 and 2024, respectively. Deferred financing costs include fees and costs incurred to obtain financing and are amortized on a straight-line basis to interest expense over the terms of the related indebtedness. Amortization expense related to deferred financing costs for the Company for the years ended December 31, 2025, 2024 and 2023 was $4,124, $4,554 and $4,572, respectively. Accumulated amortization of deferred financing costs was $7,779 and $11,541 as of December 31, 2025 and 2024, respectively.

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

As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. For the years ended December 31, 2025, 2024 and 2023, the Company had state tax expense of $20, $630, and $823, respectively.

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

The Company recorded an income tax provision as follows:

	Year Ended December 31,
	2025	2024	2023
Current tax provision	$(464)	$(2,705)	$(2,177)
Deferred tax (provision) benefit	(11)	1,650	1,283
Income tax provision	$(475)	$(1,055)	$(894)

The Company had a net deferred tax asset of $14,465 and $12,608 at December 31, 2025 and 2024, respectively, which is included in intangible lease assets and other assets. As of December 31, 2025, tax years that generally remain subject to examination by the Company’s major tax jurisdictions include 2025, 2024, 2023 and 2022.

The Company reports any income tax penalties attributable to its properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its consolidated statements of operations. In addition, any interest incurred on tax assessments is reported as interest expense. The Company incurred nominal interest and penalty amounts during the years ended December 31, 2025, 2024 and 2023.

Concentration of Credit Risk

The Company’s tenants include national, regional and local retailers. Financial instruments that subject the Company to concentrations of credit risk consist primarily of tenant receivables. The Company generally does not obtain collateral or other security to support financial instruments subject to credit risk, but it monitors the credit standing of tenants. The Company derives a substantial portion of its rental income from various national and regional retail companies; however, no single tenant collectively accounted for more than 5.0% of the Company’s revenues for the year ended December 31, 2025.

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

The following table presents the calculation of basic and diluted EPS (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Basic earnings per share
Net income attributable to the Company	$135,967	$58,970	$6,546
Less: Dividends allocable to unvested restricted stock	(2,089)	(1,206)	(1,113)
Net income attributable to common shareholders	$133,878	$57,764	$5,433
Weighted-average basic shares outstanding	30,343	30,905	31,303
Net income per share attributable to common shareholders	$4.41	$1.87	$0.17

Diluted earnings per share (1)
Net income attributable to common shareholders	$133,878	$57,764	$5,433
Weighted-average basic shares outstanding	30,841	30,962	31,303
Net income per share attributable to common shareholders	$4.34	$1.87	$0.17
(1)
For the year ended December 31, 2025, the computation of diluted EPS includes contingently issuable shares related to PSUs calculated under the treasury stock method. For the year ended December 31, 2025, the computation of diluted EPS does not include contingently issuable shares related to unvested restricted stock awards due to their anti-dilutive nature. For the year ended December 31, 2025, had the contingently issuable shares been dilutive, the denominator for diluted EPS would have been 31,019,219, including 178,035 contingently issuable shares related to unvested restricted stock awards. For the year ended December 31, 2024, the computation of diluted EPS includes contingently issuable shares related to PSUs calculated under the treasury stock method. For the year ended December 31, 2024, the computation of diluted EPS does not include contingently issuable shares related to unvested restricted stock awards due to their anti-dilutive nature. For the year ended December 31, 2024, had the contingently issuable shares been dilutive, the denominator for diluted EPS would have been 31,092,693, including 130,527 contingently issuable shares related to unvested restricted stock awards. For the year ended December 31, 2023, the computation of diluted EPS does not include contingently issuable shares due to their anti-dilutive nature. Had the contingently issuable shares been dilutive, the denominator for diluted EPS would have been 31,330,597, including 27,434 contingently issuable shares related to unvested restricted stock awards.

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

NOTE 3. REVENUES

Revenues

The following table presents the Company's revenues disaggregated by revenue source:

	Year Ended December 31,
	2025	2024	2023
Rental revenues	$558,985	$493,876	$513,957
Revenues from contracts with customers:
Operating expense reimbursements (see table below)	7,736	7,964	7,395
Management, development and leasing fees (1)	5,114	7,609	7,917
Marketing revenues (see table below)	3,393	3,000	3,567
	16,243	18,573	18,879

Other revenues	3,145	3,112	2,450
Total revenues (2)	$578,373	$515,561	$535,286
(1)
Included in All Other segment.
(2)
Sales taxes are excluded from revenues.

	Year Ended December 31,
Operating expense reimbursements detail:	2025	2024	2023
Malls	$6,743	$6,585	$5,889
Lifestyle Centers	681	684	700
Open-Air Centers	333	427	463
All Other	(21)	268	343
	$7,736	$7,964	$7,395

	Year Ended December 31,
Marketing revenues detail:	2025	2024	2023
Malls	$3,124	$2,679	$3,294
Lifestyle Centers	261	305	262
Outlet Centers	8	16	11
	$3,393	$3,000	$3,567

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

Performance obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. If the contract does not specify the revenue by performance obligation, the Company allocates the transaction price to each performance obligation based on its relative standalone selling price. Such prices are generally determined using prices charged to customers or using the Company’s expected cost plus margin. Revenue is recognized as the Company’s performance obligations are satisfied over time, as services are provided, or at a point in time, such as leasing a space to earn a commission. Open performance obligations are those in which the Company has not fully or has partially provided the applicable goods or services to the customer as specified in the contract. If consideration is received in advance of the Company’s performance, including amounts which are refundable, recognition of revenue is deferred until the performance obligation is satisfied or amounts are no longer refundable.

Outstanding Performance Obligations

The Company has outstanding performance obligations related to certain noncancellable contracts with customers for which it will receive fixed operating expense reimbursements for providing certain maintenance and other services as described above. As of December 31, 2025, the Company expects to recognize these amounts as revenue over the following periods:

Performance obligation	Less than 5 years	5-20 years	Over 20 years	Total
Fixed operating expense reimbursements	$21,666	$47,987	$44,170	$113,823

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

The components of rental revenues are as follows:

	Year Ended December 31,
	2025	2024	2023
Fixed lease payments	$449,842	$385,110	$397,047
Variable lease payments	109,143	108,766	116,910
Total rental revenues	$558,985	$493,876	$513,957

The undiscounted future fixed lease payments to be received under the Company's operating leases as of December 31, 2025, are as follows:

Years Ending December 31,
2026	$430,282
2027	343,856
2028	265,144
2029	194,251
2030	140,969
Thereafter	392,974
Total undiscounted lease payments	$1,767,476

NOTE 5. ACQUISITIONS

The Company's acquisitions of shopping centers and other properties are accounted for as acquisitions of assets. The Company includes the results of operations of real estate assets acquired in the consolidated statements of operations from the date of the related acquisition.

2025 Acquisitions

In January 2025, the Company acquired four Macy's stores for $6,156, which included land, buildings and improvements, for future redevelopment at the respective properties.

In July 2025, the Company acquired four enclosed malls. The purchase price was approximately $179,742 including acquisition costs. Additionally, the Company received a credit at closing related to a net working capital deficit of $2,727 assumed by the Company. The acquired malls include Ashland Town Center in Ashland, KY, Mesa Mall in Grand Junction, CO, Paddock Mall in Ocala, FL, and Southgate Mall in Missoula, MT. The Company funded the transaction using cash from sales of real estate assets and funds from the modification of an existing loan (see Note 8 for more information).

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

(1)
At the acquisition date, the weighted average amortization period of the acquired intangible assets and liabilities was 8.1 years for in-place leases, 4.5 years for above-market leases, 12.3 years for deferred lease costs and 16.2 years for below-market leases.

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

2023 Acquisitions

There were no acquisitions during 2023.

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

2025 Dispositions

For the year ended December 31, 2025, the Company realized a gain of $74,229 primarily related to the sales of Monroeville Mall, Annex at Monroeville and three related outparcels (January 2025), Imperial Valley Mall and an associated land parcel (February 2025), The Promenade (July 2025), an outparcel (April 2025) and two land parcels (September 2025 and December 2025). For the year ended December 31, 2025, gross proceeds from sales of real estate assets were $170,513, which were primarily used to partially paydown the secured term loan by $41,116 and the 2032 non-recourse bank loan (previously referred to as the "open-air centers and outparcels loan") by $7,107, and to fund approximately $83,100 towards the acquisition of the four malls in July 2025. See Note 8 for more information. The Company recorded loss on impairment related to the sales of 840 Greenbrier Circle and a land parcel. See Note 15 for more information.

2024 Dispositions

For the year ended December 31, 2024, the Company realized a gain of $16,676 primarily related to the sales of Layton Hills Mall, Layton Hills Convenience Center, Layton Hills Plaza, 10 outparcels, of which 9 outparcels were associated with the Layton Hills properties, two land parcels and an anchor parcel. In addition, the Company recorded a loss on impairment related to two outparcels that were sold at less than carrying value. See Note 15 for more information. For the year ended December 31, 2024, gross proceeds from sales of real estate assets were $81,733. The proceeds were primarily used to paydown the secured term loan and the 2032 non-recourse bank loan (previously referred to as the "open-air centers and outparcels loan"). See Note 8 for more information.

2023 Dispositions

For the year ended December 31, 2023, the Company realized a gain of $5,125 primarily related to the sale of eight land parcels. Gross proceeds from sales of real estate assets were $10,325.

Held-for-Sale

As of December 31, 2025, there were no properties that met the criteria to be considered held-for-sale.

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

NOTE 7. UNCONSOLIDATED AFFILIATES

At December 31, 2025, the Company had investments in 23 entities, which are accounted for using the equity method of accounting. All investments in unconsolidated affiliates were similar in nature and the entities all were developing or held and operated real estate assets.

The Company had three unconsolidated affiliates with its ownership interest ranging from 33% to 49%, 16 unconsolidated affiliates owned in 50/50 joint ventures and three unconsolidated affiliates with ownership interests of 65%.

Although the Company had majority ownership of certain joint ventures during 2025, 2024 and 2023, it evaluated the investments and concluded that the other partners or owners in these joint ventures had substantive participating rights or the ability to direct the activities that most significantly affect the economic performance of VIEs, such as approvals of:

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

Fremaux Town Center, JV, LLC

In October 2025, the Company sold its interest in the property to its joint venture partner. After the repayment of the $34,968 of property-specific debt, the Company received $30,767 in proceeds, which was recognized through equity in earnings in the consolidated statements of operations.

Mall of South Carolina, LP and Mall of South Carolina Outparcel, LP

In September 2025, the Company entered into a forbearance agreement on the loan secured by Coastal Grand Mall and Coastal Grand Crossing that waived default interest and extended the maturity date through August 2028. In addition to the existing contractual interest rate, the forbearance agreement provides for default interest on the outstanding loan balance of 1%, 2% and 3% for each successive year of the forbearance agreement.

Coastal Grand-DSG LLC

In October 2025, the Company exercised the extension option on the loan secured by Coastal Grand Mall - Dick's Sporting Goods, which extended the maturity date through May 2026.

Port Orange I, LLC

In February 2025, the Company and its joint venture partner exercised the one-year extension option on the loan secured by the Pavilion at Port Orange, which extended the maturity date through February 2026.

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

Southpark Mall CMBS, LLC

In July 2025, the loan secured by Southpark Mall entered default and the property was placed into receivership. As of December 31, 2025, the loan secured by Southpark Mall had an outstanding balance of $48,271. For the year ended December 31, 2025, the Company recognized gain on deconsolidation of $33,851. The Company anticipates returning the property to the lender.

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

Coastal Grand-DSG LLC

In November 2024, the loan secured by Coastal Grand Dick's Sporting Goods was modified and extended. The modified loan has a fixed interest rate of 8.05% and matured in November 2025 with an option to extend to May 2026.

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

Mall of South Carolina, LP and Mall of South Carolina Outparcel, LP

In August 2024, the Company was notified by the lender that the loans secured by Coastal Grand Mall and Coastal Grand Crossing were in maturity default. In September 2025, the Company entered into a forbearance agreement.

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

Condensed Combined Financial Statements - Unconsolidated Affiliates

Condensed combined financial statement information of the unconsolidated affiliates is as follows:

	December 31, 2025	December 31, 2024
ASSETS:
Investment in real estate assets	$1,255,163	$1,284,494
Accumulated depreciation	(574,364)	(576,289)
	680,799	708,205
Developments in progress	1,315	32,114
Net investment in real estate assets	682,114	740,319
Other assets	135,138	156,363
Total assets	$817,252	$896,682
LIABILITIES:
Mortgage and other indebtedness, net	$715,013	$780,536
Other liabilities	23,468	36,253
Total liabilities	738,481	816,789
OWNERS' EQUITY:
The Company	78,016	76,607
Other investors	755	3,286
Total owners' equity	78,771	79,893
Total liabilities and owners’ equity	$817,252	$896,682

	Year Ended December 31,
	2025	2024	2023
Total revenues	$181,264	$260,969	$255,283
Net income (1)	$107,004	$54,433	$38,434
(1)
The Company's pro rata share of net income is included in equity in earnings of unconsolidated affiliates for each period presented in the accompanying consolidated statements of operations. The Company's pro rata share of net income was $53,276, $22,932 and $11,865 for the years ended December 31, 2025, 2024 and 2023, respectively.

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

As of December 31, 2025, the Company had investments in 10 consolidated VIEs with ownership interests ranging from 50% to 92%.

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

The Company's mortgage and other indebtedness, net, consisted of the following:

	December 31, 2025		December 31, 2024
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
2032 non-recourse bank loan (2)	$367,956	7.70%	$170,031	6.95%
Non-recourse loans on operating properties	1,133,962	4.64%	1,233,767	4.75%
Total fixed-rate debt	1,501,918	5.39%	1,403,798	5.02%
Variable-rate debt:
Non-recourse, secured term loan	646,722	6.74%	725,495	7.42%
2032 non-recourse bank loan (2)	75,000	7.97%	170,031	8.65%
Non-recourse loan on an operating property	31,380	7.62%	32,580	8.05%
Total variable-rate debt	753,102	6.90%	928,106	7.67%
Total fixed-rate and variable-rate debt	2,255,020	5.89%	2,331,904	6.07%
Unamortized deferred financing costs	(9,276)		(8,688)
Debt discounts (3)	(74,959)		(110,536)
Total mortgage and other indebtedness, net	$2,170,785		$2,212,680

(1)
Weighted-average interest rate excludes amortization of deferred financing costs.
(2)
This loan was previously referred to as the "open-air centers and outparcels loan". The interest rate is a fixed 7.70% for $367,956 of the outstanding loan balance through July 2030, with the remaining loan balance bearing a variable interest rate based on the 30-day secured overnight financing rate ("SOFR") plus 4.10%. The full principal balance will convert to a variable rate after July 2030. The Operating Partnership has an interest rate swap on a notional amount of $32,000 related to the variable portion of the loan to effectively fix the interest rate at 7.3975%.
(3)
Represents the difference between the estimated fair value and the outstanding principal balance of applicable loans at the time of fresh start accounting and dates of acquisitions. These discounts are accreted as additional interest expense over the terms of the respective debt using the effective interest method. The remaining debt discounts at December 31, 2025 will be accreted over a weighted average period of 4.3 years.

Non-recourse loans on operating properties, the 2032 non-recourse bank loan (previously referred to as the "open-air centers and outparcels loan") and the secured term loan include loans that are secured by properties owned by the Company that have a carrying value of $1,745,324 at December 31, 2025.

Certain of the Company’s properties that are pledged as collateral on non-recourse mortgage loans are subject to cash management agreements with the lenders, which restrict the cash balances associated with those properties to only be used for debt service, capital expenditures and operating expense obligations.

Corporate Debt

On November 1, 2021, CBL & Associates HoldCo I, LLC (“HoldCo I”), a wholly owned subsidiary of the Operating Partnership, entered into an amended and restated credit agreement (the “credit agreement”), providing for an $883,700 secured term loan that was originally scheduled to mature on November 1, 2025. In November 2025, the Company met the required conditions to automatically extend the loan to November 1, 2026. Upon further satisfaction of certain conditions the maturity date will automatically extend to November 1, 2027. The secured term loan bore interest at a rate per annum equal to LIBOR for the applicable period plus 275 basis points, subject to a LIBOR floor of 1.0%. In March 2023, the secured term loan was amended to replace LIBOR with SOFR for purposes of calculating interest. The transition to SOFR was effective as of June 30, 2023.

The credit agreement requires HoldCo I to comply with certain financial ratios in the aggregate for the collateral properties, including a covenant that it not permit the (i) interest coverage ratio (as defined in the credit agreement) commencing with the fiscal quarter ending December 31, 2021, to be less than 1.50 to 1.00, (ii) minimum debt yield ratio (as defined in the credit agreement) commencing with the fiscal quarter ending March 31, 2023 as of the last day of any fiscal quarter ending prior to the maturity date, to be less than eleven and a half percent (11.50%) and (iii) the occupancy rate (as defined in the credit agreement) commencing with the fiscal quarter ending March 31, 2023, as of the last day of any fiscal quarter ending prior to the maturity date, to be less than seventy five percent (75%). The Operating Partnership provided a limited guaranty up to a maximum of $175,000 (the “principal liability cap”). In November 2023, the limited guaranty was eliminated pursuant to the terms of the credit agreement and the loan became fully non-recourse. The Company believes that it was in compliance with all financial covenants and restrictions at December 31, 2025.

The secured term loan is secured by first-priority liens on substantially all the personal and real property assets of HoldCo I and its direct and indirect subsidiaries, including without limitation, HoldCo I’s and the subsidiary guarantors’ ownership interests in the capital stock, membership interests or partnership interests in the subsidiary guarantors.

Fixed-Rate Debt

As of December 31, 2025, fixed-rate loans on operating properties bear interest at stated rates ranging from 3.40% to 7.70%. Fixed-rate loans on operating properties generally provide for monthly payments of principal and/or interest and mature at various dates through October 2030, based on original maturity dates, with a weighted-average maturity of 2.9 years.

Variable-Rate Debt

The Company's variable-rate debt bears interest at a rate indexed to SOFR. At December 31, 2025, the interest rates ranged from 6.74% to 7.97%. Variable-rate loans mature at various dates through October 2030, based on original maturity dates, with a weighted-average maturity of 1.2 years.

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

In March 2025, the lender notified the Company that the loan secured by The Outlet Shoppes at Laredo was in default. In September 2025, the loan was extended through June 2026 and the loan default was cured.

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

In July 2025, the loan secured by Southpark Mall entered default and the property was placed into receivership. The Company deconsolidated the property in conjunction with the property entering receivership. See Note 7.

In October 2025, the lender notified the Company that the loan secured by The Outlet Shoppes at Gettysburg was in maturity default. The Company anticipates returning the property to the lender.

Subsequent to December 31, 2025, the lender notified the Company that the loan secured by Jefferson Mall was in default and the property was placed into receivership. See Note 18 for more information.

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

In December 2024, the Company closed on the acquisition of its partner's 50% joint venture interests in CoolSprings Galleria, Oak Park Mall and West County Center. The Company assumed its partner's share of three non-recourse loans, secured individually by each of the assets. As of December 31, 2025, the loans securing each asset totaled $519,647, consisting of $133,958 at CoolSprings Galleria, $245,665 at Oak Park Mall and $140,024 at West County Center.

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

Scheduled Principal Payments

As of December 31, 2025, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, are as follows:

2026	$1,281,692
2027	11,195
2028	134,781
2029	7,939
2030	740,144
Thereafter	59,831
Total	2,235,582
Principal balance of a loan with a maturity date prior to December 31, 2025 (1)	19,438
Total mortgage and other indebtedness	$2,255,020

(1)
Represents the principal balance as of December 31, 2025 of the loan secured by The Outlet Shoppes at Gettysburg, which is in maturity default. The Company anticipates returning the property to the lender.

Of the $1,281,692 of scheduled principal payments in 2026, $624,083 relates to the maturing principal balance of nine operating property loans and $646,722 relates to the secured term loan.

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

Instrument Type	Location in the Consolidated Balance Sheet	Notional	Index	Fair Value at December 31, 2025	Maturity Date
Pay fixed/Receive variable swap	Intangible lease assets and other assets	$32,000	1-month USD-SOFR CME	$2	Jun-27

	Year Ended December 31,
Hedging Instrument - Interest Rate Swap	2025	2024
(Loss) gain recognized in other comprehensive income (loss)	$(512)	$177
Gain recognized in earnings (1)	$302	$598
(1)
Gain reclassified from accumulated other comprehensive income into earnings shown in interest expense.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that $27 will be reclassified from other comprehensive income (loss) as a decrease to interest expense.

The Company has an agreement with each derivative counterparty that contains a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of December 31, 2025, the Company did not have any derivatives with a fair value in a net liability position including accrued interest but excluding any adjustment for nonperformance risk. As of December 31, 2025, the Company has posted $1,920 of cash collateral related to the interest rate swap. The Company is not in breach of any agreement provisions.

NOTE 9. SHAREHOLDERS’ EQUITY

Common Stock and Common Units

The Company's authorized common stock consists of 200,000,000 shares at $0.001 par value per share. The Company had 30,322,052 and 30,711,227 shares of common stock issued and outstanding as of December 31, 2025 and 2024, respectively (in each case, excluding 34 treasury shares).

The Company may repurchase shares of CBL's common stock, as authorized by the board of directors. The timing and amount of repurchase activity is based on market conditions and other considerations, including the level of available cash, alternative uses for cash and the Company's stock price. In August 2023, the board of directors authorized the repurchase of up to $25,000 of the Company's outstanding common stock beginning on August 10, 2023. In September 2024, the Company completed all repurchase activity under the $25,000 stock repurchase program. In October 2024, the Company completed the repurchase of 500,000 shares of CBL stock for $12,525, in a privately negotiated block trade from a single shareholder. The block repurchase was completed separately from the Company’s stock repurchase program. In May 2025, the board of directors authorized the repurchase of up to $25,000 of the Company's outstanding common stock. In November 2025, the board of directors authorized the repurchase of up to $25,000 of the Company's outstanding common stock. The authorized share repurchase program has an expiration date of November 5, 2026 and replaced the existing program authorized in May 2025. Repurchased common stock is accounted for as treasury stock until otherwise retired. During 2025, the Company repurchased 248,590 shares of common stock at a total cost of $7,339, which includes $10 in commissions, under the May 2025 share repurchase program, and repurchased 325,408 shares of common stock at a total cost of $10,720, which includes $13 in commissions, under the November 2025 share repurchase program. During 2024, the Company repurchased 1,022,860 shares of common stock at a total cost of $23,933, which includes $41 in commissions, under the share repurchase program. During 2023, the Company repurchased 51,966 shares of common stock at a total cost of $1,109, which includes $2 in commissions, under the share repurchase program.

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

Dividends

The Company paid common stock dividends of $0.40 per share in each of the first and second quarters of 2025 and $0.45 per share in each of the third and fourth quarters of 2025. Additionally, our board of directors declared a special dividend of $0.80 per share, which was paid in cash during the first quarter of 2025. The special dividend was made to ensure that the Company meets the minimum requirement to maintain our status as a REIT. The Company paid common stock dividends of $0.40 per share for each quarter during 2024. The Company paid common stock dividends of $0.375 per share for each quarter during 2023. In November 2022, the board of directors declared a special dividend of $2.20 per share of common stock, payable in cash. The special dividend was paid in cash during the first quarter of 2023. Subsequent to December 31, 2025, the Company's board of directors declared a $0.45 per share regular quarterly dividend for the first quarter of 2026. See Note 18 for more information.

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

The allocations of dividends declared and paid for income tax purposes for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Year Ended December 31,
	2025	2024	2023
Dividends declared:
Common stock	$2.50	$1.60	$1.50
Allocations:
Ordinary income	86.31%	88.86%	87.70%
Capital gains	2.02%	8.61%	12.30%
Return of capital	11.67%	2.53%	—%
Total	100.00%	100.00%	100.00%

NOTE 10. NONCONTROLLING INTERESTS

Noncontrolling Interests of the Company

Third parties held rights to convert noncontrolling interests in the Operating Partnership to 5,298 shares of common stock at both December 31, 2025 and 2024.

The assets and liabilities allocated to the Operating Partnership’s noncontrolling interests are based on their ownership percentages of the Operating Partnership at December 31, 2025 and 2024. The ownership percentages are determined by dividing the number of common units held by each of the noncontrolling interests at December 31, 2025 and 2024 by the total common units outstanding at December 31, 2025 and 2024, respectively. The noncontrolling interest ownership percentage in assets and liabilities of the Operating Partnership was 0.02% at both December 31, 2025 and 2024.

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

The total noncontrolling interest in the Operating Partnership was $70 and $53 at December 31, 2025 and 2024, respectively.

Noncontrolling Interests in Other Consolidated Subsidiaries

The Company had 10 other consolidated subsidiaries at December 31, 2025 and 2024 that had noncontrolling interests held by third parties and for which the related partnership agreements either do not include redemption provisions or are subject to redemption provisions that do not require classification outside of permanent equity. The total noncontrolling interests in other consolidated subsidiaries of the Company was $(10,332) and $(10,735) at December 31, 2025 and 2024, respectively.

The assets and liabilities allocated to noncontrolling interests in other consolidated subsidiaries of the Company are based on the third parties’ ownership percentages in each subsidiary at December 31, 2025 and 2024, respectively. Income is allocated to noncontrolling interests in other consolidated subsidiaries based on the third parties’ weighted-average ownership in each subsidiary during the year.

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

The table below lists the Company's consolidated VIEs as of December 31, 2025 and 2024, which does not reflect the elimination of any internal debt the consolidated VIE has with the Operating Partnership:

	As of December 31,		As of December 31,
	2025		2024
	Assets	Liabilities	Assets	Liabilities
Consolidated VIEs:
Atlanta Outlet Outparcels, LLC	$779	$—	$792	$—
CBL Terrace LP	15,195	17,943	15,969	18,148
Gettysburg Outlet Center Holding, LLC	10,328	21,724	10,960	20,129
Gettysburg Outlet Center, LLC	2,830	—	2,886	—
Jarnigan Road LP	12,979	19,662	14,182	20,541
Jarnigan Road II, LLC	16,443	16,611	17,611	16,840
Laredo Outlet JV, LLC	19,375	32,807	19,588	34,432
Lebcon Associates	77,437	107,822	81,420	105,150
Lebcon I, Ltd	10,477	11,952	10,800	12,007
Louisville Outlet Outparcels, LLC	537	—	537	—
	$166,380	$228,521	$174,745	$227,247

The table below lists the Company's unconsolidated VIEs as of December 31, 2025:

Unconsolidated VIEs:	Investment in Real Estate Joint Ventures and Partnerships	Maximum Risk of Loss
Ambassador Infrastructure, LLC (1)	$—	$2,797
Atlanta Outlet JV, LLC	—	—
BI Development, LLC	375	375
El Paso Outlet Center Holding, LLC	—	—
Louisville Outlet Shoppes, LLC	—	—
Mall of South Carolina L.P.	—	—
Southpark Mall CMBS, LLC (2)	—	—
Vision - CBL Hamilton Place, LLC	3,685	3,685
Vision - CBL Mayfaire TC Hotel, LLC	5,774	5,774
	$9,834	$12,631
(1)
The Operating Partnership has guaranteed all of the debt. See Note 14 for more information.
(2)
During the year ended December 31, 2025, the property was placed into receivership.

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

Information on the Company’s reportable segments is presented as follows:

Year Ended December 31, 2025	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	Total Reportable Segments	All Other (1)	Consolidation Adjustments (2)	Consolidated Total
Revenues (3)	$478,422	$35,427	$50,920	$65,194	$629,963	$31,903	$(83,493)	$578,373
Property operating expenses (4)	(174,927)	(13,504)	(14,563)	(13,768)	(216,762)
Interest and other income	465	48	123	668	1,304
Segment net operating income	$303,960	$21,971	$36,480	$52,094	414,505
All other segment net operating income (1)					36,333
Consolidation adjustments (2)					(63,568)
Interest expense					(175,962)
Gain on sales of real estate assets					74,229
Other					(57)
Depreciation and amortization					(165,156)
General and administrative expense					(69,040)
Loss on extinguishment of debt					(217)
Loss on impairment					(3,193)
Gain on deconsolidation					33,851
Income tax provision					(475)
Equity in earnings of unconsolidated affiliates					53,276
Net income					$134,526

Year Ended December 31, 2024	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	Total Reportable Segments	All Other (1)	Consolidation Adjustments (2)	Consolidated Total
Revenues (3)	$446,043	$34,688	$49,925	$69,924	$600,580	$36,516	$(121,535)	$515,561
Property operating expenses (4)	(160,304)	(12,764)	(14,656)	(13,135)	(200,859)
Interest and other income	681	81	1	736	1,499
Segment net operating income	$286,420	$22,005	$35,270	$57,525	401,220
All other segment net operating income (1)					43,139
Consolidation adjustments (2)					(88,234)
Interest expense					(154,486)
Other					(230)
Gain on sales of real estate assets					16,676
Depreciation and amortization					(140,591)
General and administrative expense					(67,254)
Litigation settlement					553
Loss on extinguishment of debt					(819)
Loss on impairment					(1,461)
Gain on consolidation					26,727
Income tax provision					(1,055)
Equity in earnings of unconsolidated affiliates					22,932
Net income					$57,117

Year Ended December 31, 2023	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	Total Reportable Segments	All Other (1)	Consolidation Adjustments (2)	Consolidated Total
Revenues (3)	$468,138	$32,504	$50,634	$68,507	$619,783	$35,255	$(119,752)	$535,286
Property operating expenses (4)	(170,952)	(12,136)	(14,026)	(14,808)	(211,922)
Interest and other income	1,068	22	12	877	1,979
Segment net operating income	$298,254	$20,390	$36,620	$54,576	409,840
All other segment net operating income (1)					38,851
Consolidation adjustments (2)					(87,345)
Interest expense					(172,905)
Gain on sales of real estate assets					5,125
Other					(221)
Depreciation and amortization					(190,505)
General and administrative expense					(64,066)
Litigation settlement					2,310
Gain on extinguishment of debt					3,270
Gain on deconsolidation					47,879
Income tax provision					(894)
Equity in earnings of unconsolidated affiliates					11,865
Net income					$3,204
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

NOTE 12. SUPPLEMENTAL AND NONCASH INFORMATION

The Company’s noncash investing and financing activities for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
Additions to real estate assets accrued but not yet paid	$16,710	$16,395	$8,749
Deconsolidation upon loss of control (1):
Decrease in real estate assets	(10,075)	—	(14,419)
Decrease in mortgage and other indebtedness	45,594	—	63,339
Decrease in operating assets and liabilities	882	—	6,409
Decrease in intangible lease and other assets	(2,550)	—	(7,450)
Settlement of mortgage debt obligations (2):
Decrease in mortgage and other indebtedness	—	—	3,270
(1)
See Note 7 for more information.
(2)
In October 2023, after the lender's claim against the general unsecured claim pool related to the filing of bankruptcy was allowed, the Company and its joint venture partner modified the loan secured by The Outlet Shoppes at Laredo, which resulted in the recognition of gain on extinguishment of debt of $3,270.

NOTE 13. RELATED PARTY TRANSACTIONS

The Management Company provides management, development and leasing services to the Company’s unconsolidated affiliates and other affiliated partnerships. The Company recognized revenues for these services in the amount of $4,476, $6,818 and $7,169 for the years ended December 31, 2025, 2024 and 2023. Of these amounts, a portion comes from three unconsolidated affiliates in which an affiliate of the Company holds a significant interest.

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

Environmental Contingencies

The Company evaluates potential loss contingencies related to environmental matters using the same criteria described above related to litigation matters. Based on current information, an unfavorable outcome concerning such environmental matters, both individually and in the aggregate, is considered to be reasonably possible. However, the Company believes its maximum potential exposure to loss would not be material to its results of operations or financial condition. The Company has a master insurance policy that provides coverage into 2027 for certain environmental claims up to $40,000 per occurrence and up to $40,000 in the aggregate, subject to deductibles and certain exclusions. At certain locations, individual policies are in place.

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

The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying consolidated balance sheets as of December 31, 2025 and 2024:

	As of December 31, 2025					Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership	Maximum Guaranteed Amount	Debt Maturity Date	December 31, 2025	December 31, 2024
Port Orange I, LLC (1)	50%	43,000	—	—	Oct-2030	$—	$222
Ambassador Infrastructure, LLC	65%	2,797	100%	2,797	Mar-2027	28	44
Total guaranty liability						$28	$266
(1)
The guaranty was removed in conjunction with the new loan entered into in September 2025. See Note 7 for more information.

For the years ended December 31, 2025, 2024 and 2023 the Company evaluated its guarantees individually by looking at the debt service ratio, cash flow forecasts and the performance of each loan. The result of the analysis was that each loan is current. The Company did not record a credit loss related to its guarantees for the years ended December 31, 2025, 2024 and 2023.

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

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments. The estimated fair value of mortgage and other indebtedness was $2,084,706 and $2,110,154 at December 31, 2025 and 2024, respectively. The fair value was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently.

Fair Value Measurements on a Recurring Basis

The Company uses interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows. This analysis reflects the contractual terms of the interest rate swap, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company's derivative contracts for the effect of nonperformance risk, it has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. In accordance with ASU 2011-04, the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate swap fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate swap utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contract, which determination was based on the fair value of the individual contract, was not significant to the overall valuation. As a result, the Company's interest rate swap held as of December 31, 2025 and December 31, 2024 were classified as Level 2 of the fair value hierarchy.

The following table sets forth information regarding the Company's interest rate swap that was designated as a cash flow hedge of interest risk for the year ended December 31, 2025:

		Fair Value Measurements at Reporting Date Using
Asset	Fair Value at December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap	$2	$—	$2	$—

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

During the year ended December 31, 2025, the Company has continued to reinvest the cash from maturing U.S. Treasury securities into new U.S. Treasury securities. The Company designated the U.S. Treasury securities as available-for-sale (“AFS”). The below table sets forth information regarding the Company’s AFS securities that were measured at fair value. Subsequent to December 31, 2025, the Company purchased and redeemed U.S. Treasury securities. See Note 18 for more information.

U.S. Treasury securities	December 31, 2025	December 31, 2024
Amortized cost (1)	$292,646	$242,881
Allowance for credit losses (2)	—	—
Total unrealized gain	441	267
Fair value (3)	$293,087	$243,148
(1)
The U.S. Treasury securities have maturities through October 2026.
(2)
U.S Treasury securities have a long history with no credit losses. Additionally, the Company notes that U.S Treasury securities are explicitly fully guaranteed by a sovereign entity that can print its own currency and that the sovereign entity’s currency is routinely held by central banks and other major financial institutions, is used in international commerce, and commonly viewed as a reserve currency, all of which quantitatively indicate that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. Therefore, the Company did not record expected credit losses for its U.S Treasury securities for the years ended December 31, 2025 and 2024.
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

Long-lived Assets Measured at Fair Value in 2025

During the year ended December 31, 2025, the Company sold 840 Greenbrier Circle (June 2025) for $3,500 and a land parcel (September 2025) for $7,463, which were both less than their carrying values and recorded impairments totaling $3,193.

During the year ended December 31, 2025, the Company adjusted the negative equity in Southpark Mall to zero upon deconsolidation, which represented the estimated fair value of the Company's investment in the property. See Note 7 for more information.

See Note 5 for information regarding the fair value adjustments associated with the acquisition of four enclosed malls, which includes Ashland Town Center, Mesa Mall, Paddock Mall and Southgate Mall.

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

NOTE 16. SHARE-BASED COMPENSATION

2021 Equity Incentive Plan

On November 10, 2021, the board of directors of the Company adopted the CBL & Associates Properties, Inc. 2021 Equity Incentive Plan (the “EIP”). The EIP authorizes the grant of equity awards to eligible participants based on the Company's common stock, in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards. Awards under the EIP may be granted to officers, employees, directors, consultants and independent contractors of the reorganized company. Initially, 3,222,222 shares of the Company's common stock were available under the EIP. The initial amount of the Company's common stock authorized for awards under the EIP is subject to an annual increase of a number of shares equal to 3% of the number of shares of the Company's common stock issued and outstanding at the end of the relevant calendar year (beginning January 2023), or such lesser amount as the board of directors may determine. Pursuant to this provision, the board of directors approved an increase of 953,403 shares in January 2023 and determined that no additional shares would be added in January 2024, January 2025 or January 2026. As of December 31, 2025, there were 2,503,741 shares available under the EIP. The Plan is administered by the compensation committee of the board of directors, which determines the participants who will be granted awards under the EIP and the terms and conditions of EIP awards.

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

A summary of the status of the Company’s nonvested restricted stock awards as of December 31, 2025, and changes during the year ended December 31, 2025, are presented below:

	Shares	Weighted- Average Grant-Date Fair Value Per Share
Unvested at January 1, 2025	490,864	$26.08
Granted	152,542	$31.71
Vested	(302,849)	$26.35
Forfeited	(2,501)	$28.20
Unvested at December 31, 2025	338,056	$28.35

Compensation expense is recognized on a straight-line basis over the requisite service period. The share-based compensation cost related to restricted stock awards was $8,814, $8,305 and $7,343 for the years ended December 31, 2025, 2024 and 2023, respectively. Share-based compensation cost capitalized as part of real estate assets was $136 and $133 for the years ended December 31, 2025 and 2024, respectively. Share-based compensation cost resulting from share-based awards is recorded at the Management Company, which is a taxable entity.

The total grant-date fair value of restricted stock awards granted during the years ended December 31, 2025, 2024 and 2023 was $4,837, $4,148 and $10,086, respectively. The total fair value of restricted stock awards that vested during the years ended December 31, 2025, 2024 and 2023 was $10,414, $7,720 and $11,090, respectively.

As of December 31, 2025, there was $5,105 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the EIP, which is expected to be recognized over a weighted-average period of 1.6 years.

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

In February 2023, the compensation committee established a long-term incentive program (“LTIP”) under the EIP. The 2023 LTIP awards approved by the compensation committee consist of both a PSU component (55% - 60% of the LTIP award) and a restricted stock award component (40% - 45% of the LTIP award). The amount of common stock that may be issued for the PSU component upon the conclusion of the applicable three-year performance period will be determined by two measures: (i) a portion (40%) of the number of shares issued will be determined based on the Company’s achievement of specified levels of long-term relative total stockholder return (“TSR”) performance (stock price appreciation plus aggregate dividends) versus the Retail Sector Component (excluding companies comprising the Free-Standing Subsector) of the FTSE NAREIT All Equity REIT Index, provided that at least a “Threshold” level must be attained for any shares to be received, and (ii) a portion (60%) of such number of shares issued will be determined based on the Company’s absolute TSR performance over such period, provided again that at least a “Threshold” level must be attained for any shares to be received. The restricted stock award component consists of time-vesting restricted stock, of which a third of the award vests annually over the three-year performance period. The 2024 and 2025 LTIP awards approved by the compensation committee consist of both a PSU component (60% - 70% of the LTIP award) and a restricted stock award component (30% - 40% of the LTIP award). The amount of common stock that may be issued for the PSU component upon the conclusion of the applicable three-year performance period will be determined by two measures: (i) a portion (30%) of the number of shares issued will be determined based on the Company’s achievement of specified levels of long-term relative TSR performance (stock price appreciation plus aggregate dividends) versus the Retail Sector Component (excluding companies comprising the Free-Standing Subsector) of the FTSE NAREIT All Equity REIT Index, provided that at least a “Threshold” level must be attained for any shares to be received, and (ii) a portion (70%) of such number of shares issued will be determined based on the Company’s absolute TSR performance over such period, provided again that at least a “Threshold” level must be attained for any shares to be received. The restricted stock award component consists of time-vesting restricted stock, of which a third of the award vests annually over the three-year performance period.

Compensation cost for the PSUs granted in February 2023, February 2024 and February 2025 is recognized on a straight-line basis over the service period since it is longer than the performance period. The resulting expense is recorded regardless of whether any PSU awards are earned as long as the required service period is met. For the PSUs granted in February 2022, each quarter, management assesses the probability that the measures associated with the Company's outstanding PSU awards will be attained. The Company begins recognizing compensation expense on a straight-line basis over the remaining service period once the PSU award measures are deemed probable of achievement. Share-based compensation expense related to the PSUs granted under the EIP was $7,799, $6,490 and 5,639 for the years ended December 31, 2025, 2024 and 2023, respectively. The unrecognized compensation expense related to the PSUs granted under the EIP was $7,270 as of December 31, 2025, which is expected to be recognized over a weighted-average period of 2.3 years.

A summary of the status of the Company’s outstanding PSU awards as of December 31, 2025, and changes during the year ended December 31, 2025, are presented below:

	PSUs	Weighted- Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2025	571,287	$28.48
2025 PSUs granted	130,312	$35.57
Incremental PSUs granted (1)	64,671	$28.00
Vested	(230,421)	$24.67
Outstanding at December 31, 2025	535,849	$31.78
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

The following table summarizes the assumptions used in the Monte Carlo simulation pricing model related to the Company’s PSUs:

	2025 PSUs	2024 PSUs	2023 PSUs
Grant date	February 12, 2025	February 7, 2024	February 17, 2023
Fair value per share on valuation date (1)	$35.57	$24.30	$38.79
Risk-free interest rate (2)	4.40%	4.19%	4.37%
Expected share price volatility (3)	32.00%	40.00%	62.50%

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
(3)
For the 2025 PSUs, the computation of expected volatility was based on the historical volatility of CBL's shares of common stock for a trading period equal to the time from the grant date to the end of the performance period. For the 2024 PSUs, the computation of expected volatility was based on the historical volatility of CBL's shares of common stock for a trading period equal to the time from the grant date to the end of the performance period. Since the performance period exceeds CBL's trading history, volatility indications of comparable public companies were also considered. For the 2023 PSUs, the computation of expected volatility was based on the historical volatility of CBL's shares of common stock based on annualized daily total continuous returns over a three-year period and implied volatility data based on the trailing month average of daily implied volatilities implied by stock call option contracts that were both closest to the terms shown and closest to the money.

NOTE 17. EMPLOYEE BENEFIT PLANS

401(k) Plan

The Management Company maintains a 401(k) profit sharing plan, which is qualified under Section 401(a) and Section 401(k) of the Internal Revenue Code to cover employees of the Management Company. All employees who have attained the age of 21 and have completed at least one month of service are eligible to participate in the plan. The plan provides for employer matching contributions on behalf of each participant equal to 50% of the portion of such participant’s contribution that does not exceed 2.5% of such participant’s annual gross salary for the plan year. Additionally, the Management Company has the discretion to make additional profit-sharing-type contributions not related to participant elective contributions. Total contributions by the Management Company for the years ended December 31, 2025, 2024 and 2023, were $982, $903 and $890, respectively.

NOTE 18. SUBSEQUENT EVENTS

During January 2026, the Company redeemed $120,801 in U.S. Treasury securities and purchased $120,800 in new U.S. Treasury securities. During February 2026, the Company redeemed $146,508 in U.S. Treasury securities and purchased $118,555 in new U.S. Treasury securities.

In January 2026, the Company was notified by the lender that the loan secured by Jefferson Mall was in default. In February 2026, the property was placed into receivership in connection with the foreclosure process.

In February 2026, the Company announced a cash dividend of $0.45 per common share for the quarter ending March 31, 2026. The dividend is payable on March 31, 2026, to shareholders of record as of March 17, 2026.

Schedule III

CBL & ASSOCIATES PROPERTIES, INC.

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

At December 31, 2025

(In thousands)

			Initial Cost (1)					Gross Carry Amounts at Close of Period
Description /Location	Encumbrances (2)		Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Fresh Start Adjustments	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
OPERATING PROPERTIES
Alamance Crossing West Burlington, NC	$18,111		$8,344	$19,549	$240	$(3,962)	$(11,969)	$6,242	$5,960	$12,202	$(1,776)	2007
Arbor Place Atlanta (Douglasville), GA	85,515		8,508	95,088	30,579	—	(89,396)	3,050	41,729	44,779	(11,265)	1998-1999
Ashland Town Center Ashland, KY	26,400		9,237	27,235	358	—	—	9,237	27,593	36,830	(528)	2025
Brookfield Square Brookfield, WI	—		8,996	78,533	99,692	(5,208)	(146,235)	10,284	25,494	35,778	(10,355)	2001
CBL Center Chattanooga, TN	—		1,332	24,675	3,051	—	(17,030)	3,081	8,947	12,028	(2,391)	2001
CBL Center II Chattanooga, TN	—		22	13,648	1,796	—	(9,880)	965	4,621	5,586	(943)	2008
CherryVale Mall Rockford, IL	—	(5)	11,892	64,117	56,438	(1,667)	(113,543)	5,360	11,877	17,237	(5,810)	2001
CoolSprings Crossing Nashville, TN	17,331		2,803	14,985	(2,802)	—	(10,291)	2,969	1,726	4,695	(846)	1991-1993
CoolSprings Galleria Nashville, TN	133,958		21,333	131,871	1,016	—	—	21,333	132,887	154,220	(7,012)	2024
Courtyard at Hickory Hollow Nashville, TN	4,485		3,314	2,771	665	(231)	(1,181)	1,844	3,494	5,338	(770)	1998
Cross Creek Mall Fayetteville, NC	77,603		19,155	104,378	35,354	—	(49,534)	4,372	104,981	109,353	(24,391)	2003
Dakota Square Mall Minot, ND	—		4,552	87,625	27,834	—	(96,630)	5,179	18,202	23,381	(5,386)	2012
East Towne Mall Madison, WI	—	(5)	4,496	63,867	64,356	(909)	(123,012)	4,413	4,385	8,798	(3,155)	2002
Eastland Mall Bloomington, IL	—		5,746	75,893	(71,144)	(753)	(5,600)	1,921	2,221	4,142	(966)	2005
Fayette Mall Lexington, KY	101,683		25,205	84,256	114,030	—	(87,361)	11,203	124,927	136,130	(24,281)	2001
Frontier Mall Cheyenne, WY	—	(5)	2,681	15,858	22,658	(83)	(31,588)	3,715	5,811	9,526	(2,413)	1984-1985
Frontier Square Cheyenne, WY	2,863		346	684	1,422	(86)	612	904	2,074	2,978	(409)	1985
Gunbarrel Pointe Chattanooga, TN	16,358		4,170	10,874	5,798	—	(5,974)	8,099	6,769	14,868	(1,493)	2000
Hamilton Corner Chattanooga, TN	16,533		630	5,532	8,600	—	(2,368)	4,981	7,413	12,394	(1,552)	1986-1987
Hamilton Crossing Chattanooga, TN	11,615		4,014	5,906	7,883	(1,370)	(5,550)	5,300	5,583	10,883	(1,348)	1987

Schedule III

CBL & ASSOCIATES PROPERTIES, INC.

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

At December 31, 2025

(In thousands)

			Initial Cost (1)					Gross Carry Amounts at Close of Period
Description /Location	Encumbrances (2)		Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Fresh Start Adjustments	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
Hamilton Place Chattanooga, TN	$86,636		$3,532	$42,619	$56,138	$(2,933)	$(35,984)	$9,091	$54,281	$63,372	$(14,281)	1986-1987
Hanes Mall Winston-Salem, NC	—	(5)	17,176	133,376	54,120	(1,767)	(147,963)	13,968	40,974	54,942	(10,579)	2001
Harford Annex Bel Air, MD	12,982		3,117	9,718	1,368	—	(2,430)	3,117	8,656	11,773	(1,624)	2003
Harford Mall Bel Air, MD	—		8,699	45,704	17,944	—	(65,736)	4,582	2,029	6,611	(1,069)	2003
Jefferson Mall Louisville, KY	48,990		13,125	40,234	28,458	(521)	(70,099)	4,625	6,572	11,197	(3,222)	2001
Kirkwood Mall Bismarck, ND	—	(5)	3,368	118,945	43,794	(2,394)	(126,278)	8,114	29,321	37,435	(7,570)	2012
The Landing at Arbor Place Atlanta (Douglasville), GA	5,682		7,238	14,330	2,804	(2,242)	(18,627)	1,587	1,916	3,503	(526)	1998-1999
Laurel Park Place Livonia, MI	—		13,289	92,579	(98,075)	—	(3,630)	751	3,412	4,163	(1,721)	2005
Mall del Norte Laredo, TX	—	(5)	21,734	142,049	59,937	(149)	(148,232)	13,875	61,464	75,339	(15,805)	2004
Mayfaire Town Center Wilmington, NC	—	(5)	26,333	101,087	31,893	—	(107,804)	7,165	44,344	51,509	(11,779)	2015
Meridian Mall Lansing, MI	—		2,797	103,678	67,092	—	(150,764)	9,487	13,316	22,803	(4,905)	1998
Mesa Mall Grand Junction, CO	30,128		8,210	35,503	115	—	—	8,210	35,618	43,828	(660)	2025
Mid Rivers Mall St. Peters, MO	—		16,384	170,582	(132,005)	(4,174)	(27,787)	10,473	12,527	23,000	(4,605)	2007
Northgate Mall Chattanooga, TN	—	(5)	2,330	8,960	24,933	(492)	(23,815)	3,413	8,503	11,916	(2,312)	2011
Northpark Mall Joplin, MO	—		9,977	65,481	39,417	—	(99,164)	7,084	8,627	15,711	(4,185)	2004
Northwoods Mall North Charleston, SC	47,615		14,867	49,647	33,873	(2,339)	(52,958)	9,402	33,688	43,090	(10,407)	2001
Oak Park Mall Overland Park, KS	245,665		28,207	100,879	3,179	—	—	28,207	104,058	132,265	(4,791)	2024
Old Hickory Mall Jackson, TN	—		15,527	29,413	(32,387)	(362)	(9,431)	800	1,960	2,760	(829)	2001
The Outlet Shoppes at Gettysburg Gettysburg, PA	19,438		20,779	22,180	(27,176)	(2,394)	(47)	7,822	5,520	13,342	(2,380)	2012
The Outlet Shoppes at Laredo Laredo, TX	31,380		11,000	97,353	(62,761)	(2,394)	(26,318)	3,741	13,139	16,880	(2,780)	2017

Schedule III

CBL & ASSOCIATES PROPERTIES, INC.

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

At December 31, 2025

(In thousands)

			Initial Cost (1)					Gross Carry Amounts at Close of Period
Description /Location	Encumbrances (2)		Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Fresh Start Adjustments	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
Paddock Mall Ocala, FL	$33,733		$10,361	$38,803	$171	$—	$—	$10,361	$38,974	$49,335	$(731)	2025
Parkdale Mall and Crossing Beaumont, TX	49,075		22,060	29,842	(4,786)	(874)	(21,766)	11,364	13,112	24,476	(5,698)	2001
Parkway Place Huntsville, AL	—		6,364	67,067	11,437	—	(43,144)	10,067	31,657	41,724	(8,303)	2010
Pearland Office Pearland, TX	—	(5)	—	7,849	2,472	—	(3,210)	—	7,111	7,111	(2,175)	2009
Pearland Town Center Pearland, TX	—	(5)	16,300	108,615	25,879	(857)	(106,531)	16,896	26,510	43,406	(8,199)	2008
The Plaza at Fayette Lexington, KY	23,108		9,531	27,646	2,609	—	(28,520)	2,527	8,739	11,266	(4,326)	2006
Post Oak Mall College Station, TX	—	(5)	3,936	48,948	17,732	(327)	(52,738)	6,028	11,523	17,551	(3,960)	1984-1985
Richland Mall Waco, TX	—	(5)	9,874	34,793	25,490	(1,225)	(44,167)	8,793	15,972	24,765	(5,159)	2002
The Shoppes at Hamilton Place Chattanooga, TN	18,905		5,837	16,326	1,506	—	(10,827)	5,062	7,780	12,842	(2,352)	2003
The Shoppes at St. Clair Square Fairview Heights, IL	16,530		8,250	23,623	739	(5,044)	(19,688)	2,783	5,097	7,880	(1,136)	2007
South County Center St. Louis, MO	—		15,754	159,249	4,604	—	(160,681)	12,871	6,055	18,926	(3,415)	2007
Southaven Towne Center Southaven, MS	—	(5)	14,315	29,380	2,853	—	(27,929)	10,163	8,456	18,619	(2,251)	2005
Southgate Mall Missoula, MT	19,739		7,680	18,393	148	—	—	7,680	18,541	26,221	(451)	2025
St. Clair Square Fairview Heights, IL	—		11,027	75,620	36,121	—	(82,113)	8,150	32,505	40,655	(8,545)	1996
Stroud Mall Stroudsburg, PA	—		14,711	23,936	(24,097)	—	(5,698)	2,942	5,910	8,852	(2,736)	1998
Sunrise Commons Brownsville, TX	8,508		1,013	7,525	1,946	—	(2,845)	3,504	4,135	7,639	(915)	2003
Sunrise Mall Brownsville, TX	—	(5)	11,156	59,047	18,397	—	(45,064)	14,999	28,537	43,536	(12,086)	2003
The Terrace Chattanooga, TN	17,542		4,166	9,929	11,266	—	(9,404)	8,982	6,975	15,957	(1,821)	1997
Turtle Creek Mall Hattiesburg, MS	—	(5)	2,345	26,418	19,063	—	(26,937)	3,977	16,912	20,889	(6,438)	1993-1995
Valley View Mall Roanoke, VA	—	(5)	15,985	77,771	23,972	—	(89,309)	9,499	18,920	28,419	(5,427)	2003

Schedule III

CBL & ASSOCIATES PROPERTIES, INC.

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

At December 31, 2025

(In thousands)

			Initial Cost (1)					Gross Carry Amounts at Close of Period
Description /Location	Encumbrances (2)		Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Fresh Start Adjustments	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
Volusia Mall Daytona Beach, FL	$33,165		$2,526	$120,242	$22,168	$(222)	$(128,334)	$10,856	$5,524	$16,380	$(2,913)	2004
West County Center Des Peres, MO	140,024		11,634	96,736	2,587	—	—	11,634	99,323	110,957	(7,632)	2024
West Towne Crossing Madison, WI	19,905		1,784	2,955	7,777	—	4,227	5,831	10,912	16,743	(1,846)	1998
West Towne Mall Madison, WI	—	(5)	8,912	83,084	49,764	—	(84,533)	14,623	42,604	57,227	(12,322)	2002
WestGate Crossing Spartanburg, SC	7,600		1,082	3,422	7,924	—	(5,426)	2,047	4,955	7,002	(1,291)	1997
Westmoreland Crossing Greensburg, PA	—	(5)	2,898	21,167	9,614	—	(23,389)	3,119	7,171	10,290	(5,361)	2002
Westmoreland Mall Greensburg, PA	—	(5)	4,621	84,215	35,788	(1,240)	(107,620)	6,389	9,375	15,764	(5,234)	2002
York Galleria York, PA	—		5,757	63,316	23,430	—	(84,499)	1,767	6,237	8,004	(3,603)	1995
OUTPARCELS:							—			—
Outparcel properties	179,493		77,013	113,160	13,984	(14,077)	12,440	118,673	83,847	202,520	(16,454)	Various
Developments in progress consisting of construction and development properties	—		—	—	10,533	—	—	—	10,533	10,533	—	Various
TOTAL OPERATING PROPERTIES	$1,608,298		$701,357	$3,830,739	$881,576	$(60,296)	$(3,121,302)	$601,553	$1,630,521	$2,232,074	$(355,900)

DISPOSITIONS:
840 Greenbrier Circle Chesapeake, VA	$—		$2,096	$3,091	$2,127	$(5,688)	$(1,626)	$—	$—	$—	$—	2007
Annex at Monroeville Pittsburgh, PA	—		—	29,496	4,976	(8,610)	(25,862)	—	—	—	—	2004
Imperial Valley Mall El Centro, CA	—		35,378	71,753	34,944	(50,056)	(92,019)	—	—	—	—	2012
Monroeville Mall Pittsburgh, PA	—		22,911	177,214	(100,405)	(63,096)	(36,624)	—	—	—	—	2004
The Promenade D'lberville D'lberville, MS	—		16,278	48,806	28,766	(40,337)	(53,513)	—	—	—	—	2009
Total Dispositions	$—		$76,663	$330,360	$(29,592)	$(167,787)	$(209,644)	$—	$—	$—	$—

(1)
Initial cost represents the total cost capitalized including carrying cost at the end of the first fiscal year in which the property opened or was acquired.
(2)
Encumbrances represent the outstanding balance of the mortgage and other indebtedness balance at December 31, 2025, excluding debt discounts, if applicable.
(3)
The aggregate cost of land and buildings and improvements for federal income tax purposes is approximately $6.982 billion.
(4)
Depreciation for all properties is computed over the useful life which is generally 30 years for buildings, 10 - 20 years for certain improvements and 5 - 10 years for equipment and fixtures.
(5)
Encumbered by the secured term loan.

Schedule III

CBL & ASSOCIATES PROPERTIES, INC.

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

At December 31, 2025

(In thousands)

The changes in real estate assets and accumulated depreciation for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	As of December 31,
	2025	2024	2023
REAL ESTATE ASSETS:
Balance at beginning of period	$2,099,202	$1,810,145	$1,800,888
Additions during the period:
Additions and improvements	57,776	43,514	42,267
Acquisitions of real estate assets	155,423	387,110	—
Deductions during the period:
Disposals, deconsolidations and accumulated depreciation on impairments	(140,197)	(81,590)	(33,010)
Transfers from real estate assets	59,870	(59,977)	—
Balance at end of period	$2,232,074	$2,099,202	$1,810,145

ACCUMULATED DEPRECIATION:
Balance at beginning of period	$283,785	$228,034	$136,901
Depreciation expense	95,958	87,063	104,153
Transfers from real estate assets	12,850	(12,780)	—
Accumulated depreciation on real estate assets sold, retired, deconsolidated or impaired	(36,693)	(18,532)	(13,020)
Balance at end of period	$355,900	$283,785	$228,034

EXHIBIT INDEX

Exhibit Number	Description
2.1	Chapter 11 Plan of Reorganization, dated as of December 29, 2020 (incorporated by reference from the Company’s Current Report on Form 8-K, filed on December 30, 2020).

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

4.2	Description of Securities (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 3, 2025).

4.3.1

Credit Agreement, dated as of June 7, 2022, between the Company, as a borrower and a guarantor, Beal Bank USA, as the initial lender, CLMG CORP., as administrative agent, and the other lenders party thereto, related to the $360 million open-air centers and outparcels loan (incorporated by reference from the Company's Quarterly Report on Form 10-Q, filed on August 15, 2022).

4.3.2

Amended and Restated Credit Agreement, dated as of July 29, 2025, between the Company, as a borrower and a guarantor, Beal Bank USA, as the initial lender, CLMG CORP., as administrative agent, and the other lenders party thereto, related to the amended and restated 2032 non-recourse bank loan (previously referred to as the "open-air centers and outparcels loan").

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

10.2.3	CBL & Associates Properties, Inc. 2021 Equity Incentive Plan† (incorporated by reference from the Company's Current Report on Form 8-K, filed on November 16, 2021).

Exhibit Number	Description
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

10.2.15

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
10.2.18

Form of Third Amended and Restated Employment Agreement entered into February 11, 2026 with certain Company executives [titled Second Amended and Restated Employment Agreement for the Executive Vice President – Chief Financial Officer] (incorporated by reference from the Company's Current Report on Form 8-K, filed on February 17, 2026).

10.2.19

CBL & Associates Properties, Inc. Named Executive Officer Annual Incentive Compensation Plan (AIP) (Fiscal Year 2026) (incorporated by reference from the Company's Current Report on Form 8-K, filed on February 17, 2026).

10.2.20	2026 Long Term Incentive Plan under CBL & Associates Properties, Inc. 2021 Equity Incentive Plan (incorporated by reference from the Company's Current Report on Form 8-K, filed on February 17, 2026).

10.2.21

Form of 2026 LTIP Performance Stock Unit Award Agreement under CBL & Associates Properties, Inc. 2021 Equity Incentive Plan (incorporated by reference from the Company's Current Report on Form 8-K, filed on February 17, 2026).

10.2.22

Form of 2026 LTIP Stock Restriction Agreement under CBL & Associates Properties, Inc. 2021 Equity Incentive Plan (incorporated by reference from the Company's Current Report on Form 8-K, filed on February 17, 2026).

10.2.23

Form of Stock Restriction Agreement for Common Stock Issued pursuant to 2023 LTIP Performance Based Equity Awards under CBL & Associates Properties, Inc. 2021 Equity Incentive Plan (incorporated by reference from the Company's Current Report on Form 8-K, filed on February 17, 2026).

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

10.12.1	Employment Agreement for Benjamin W. Jaenicke, dated September 1, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 1, 2022).

10.12.2	Relocation Allowance Commitment with Benjamin W. Jaenicke, dated September 1, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K filed September 1, 2022).

Exhibit Number	Description
10.12.3

First Amendment, dated February 15, 2023, to Employment Agreement for Benjamin W. Jaenicke dated September 1, 2022 (incorporated by reference to the Company's Current Report on Form 8-K, filed February 22, 2023).

19	CBL & Associates Properties, Inc. Insider Trading Policy (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 3, 2025).

21	Subsidiaries of CBL & Associates Properties, Inc.

23	Consent of Deloitte & Touche LLP.

24	Power of Attorney

31.1	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: March 3, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Contis*	Chairman of the Board	March 3, 2026
David J. Contis

/s/ Stephen D. Lebovitz	Director and Chief Executive Officer (Principal Executive Officer)	March 3, 2026
Stephen D. Lebovitz

/s/ Benjamin W. Jaenicke	Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2026
Benjamin W. Jaenicke

/s/ Marjorie L. Bowen*	Director	March 3, 2026
Marjorie L. Bowen

/s/ David M. Fields*	Director	March 3, 2026
David M. Fields
/s/ Jeffrey Kivitz*	Director	March 3, 2026
Jeffrey Kivitz
/s/ Robert G. Gifford*	Director	March 3, 2026
Robert G. Gifford
/s/ Michael A. Torres*	Director	March 3, 2026
Michael A. Torres

*By: /s/ Benjamin W. Jaenicke	Attorney-in-Fact	March 3, 2026
Benjamin W. Jaenicke