Form 10-Q
period 2026-03-31
CBL & ASSOCIATES PROPERTIES INC
filed 2026-05-08
CIK 910612

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

As of May 6, 2026, 30,944,758 shares of common stock were outstanding, excluding 34 treasury shares.

CBL & Associates Properties, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1: Condensed Consolidated Financial Statements (Unaudited)

CBL & Associates Properties, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
ASSETS (1)	2026	2025
Real estate assets:
Land	$609,830	$601,553
Buildings and improvements	1,639,455	1,619,988
	2,249,285	2,221,541
Accumulated depreciation	(371,129)	(355,900)
	1,878,156	1,865,641
Developments in progress	11,692	10,533
Net investment in real estate assets	1,889,848	1,876,174
Cash and cash equivalents	122,741	42,287
Restricted cash	89,981	110,665
Available-for-sale securities - at fair value (amortized cost of $160,290 and $292,646 as of March 31, 2026 and December 31, 2025, respectively)	160,268	293,087
Receivables:
Tenant	39,318	46,489
Other	1,712	1,562
Investments in unconsolidated affiliates	83,512	85,941
In-place leases, net	136,690	144,046
Intangible lease assets and other assets	121,033	128,848
	$2,645,103	$2,729,099
LIABILITIES AND EQUITY
Mortgage and other indebtedness, net	$2,078,527	$2,170,785
Accounts payable and accrued liabilities	179,237	193,640
Total liabilities (1)	2,257,764	2,364,425
Shareholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized, 30,944,758 and 30,322,052 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively (in each case, excluding 34 treasury shares)	31	30
Additional paid-in capital	683,664	687,424
Accumulated other comprehensive income	100	443
Accumulated deficit	(285,813)	(312,961)
Total shareholders' equity	397,982	374,936
Noncontrolling interests	(10,643)	(10,262)
Total equity	387,339	364,674
	$2,645,103	$2,729,099
(1)
As of March 31, 2026, includes $162,088 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $211,394 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. See Note 8.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
REVENUES:
Rental revenues	$141,373	$137,360
Management, development and leasing fees	1,609	1,317
Other	2,986	3,091
Total revenues	145,968	141,768
EXPENSES:
Property operating	(28,233)	(25,878)
Depreciation and amortization	(38,098)	(45,541)
Real estate taxes	(14,066)	(15,731)
Maintenance and repairs	(12,333)	(13,466)
General and administrative	(18,587)	(20,707)
Other	30	—
Total expenses	(111,287)	(121,323)
OTHER INCOME (EXPENSES):
Interest and other income	3,360	3,468
Interest expense	(39,899)	(44,225)
Loss on extinguishment of debt	—	(217)
Gain on deconsolidation	35,334	—
Gain on sales of real estate assets	1,402	21,532
Income tax benefit	1,230	471
Equity in earnings of unconsolidated affiliates	10,277	6,913
Total other income (expenses), net	11,704	(12,058)
Net income	46,385	8,387
Net (income) loss attributable to noncontrolling interests in:
Operating Partnership	(8)	(6)
Other consolidated subsidiaries	110	408
Net income attributable to the Company	46,487	8,789
Earnings allocable to unvested restricted stock	(1,084)	(577)
Net income attributable to common shareholders	$45,403	$8,212
Basic and diluted per share data attributable to common shareholders:
Basic earnings per share	$1.50	$0.27
Diluted earnings per share	1.48	0.27
Weighted-average basic shares	30,184	30,419
Weighted-average diluted shares	30,680	30,709

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands, except share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$46,385	$8,387

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap	120	(281)
Unrealized loss on available-for-sale securities	(463)	(194)
Comprehensive income	46,042	7,912
Comprehensive (income) loss attributable to noncontrolling interests in:
Operating Partnership	(8)	(6)
Other consolidated subsidiaries	110	408
Comprehensive income attributable to the Company	46,144	8,314
Earnings allocable to unvested restricted stock	(1,084)	(577)
Comprehensive income attributable to common shareholders	$45,060	$7,737

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Equity

(In thousands, except share data)

(Unaudited)

	Equity
	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2024	$31	$694,566	$782	$(371,833)	$323,546	$(10,682)	$312,864
Net income (loss)	—	—	—	8,789	8,789	(402)	8,387
Other comprehensive loss	—	—	(475)	—	(475)	—	(475)
Dividends declared - common stock	—	—	—	(37,123)	(37,123)	—	(37,123)
Issuance of 132,466 shares of restricted common stock	—	—	—	—	—	—	—
Issuance of 128,368 shares of common stock associated with performance stock units, net of shares withheld for tax	—	(2,548)	—	—	(2,548)	—	(2,548)
Distributions to noncontrolling interests	—	—	—	—	—	(183)	(183)
Amortization of deferred compensation	—	2,156	—	—	2,156	—	2,156
Compensation expense related to performance stock units	—	1,834	—	—	1,834	—	1,834
Cancellation of 36,384 shares of restricted common stock	—	(1,150)	—	—	(1,150)	—	(1,150)
Adjustments for noncontrolling interests	—	(3)	—	—	(3)	3	—
Balance, March 31, 2025	$31	$694,855	$307	$(400,167)	$295,026	$(11,264)	$283,762

	Equity
	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2025	$30	$687,424	$443	$(312,961)	$374,936	$(10,262)	$364,674
Net income (loss)	—	—	—	46,487	46,487	(102)	46,385
Other comprehensive loss	—	—	(343)	—	(343)	—	(343)
Dividends declared - common stock	—	—	—	(19,339)	(19,339)	—	(19,339)
Issuance of 563,415 shares of restricted common stock	1	(1)	—	—	—	—	—
Issuance of 144,619 shares of common stock associated with performance stock units, net of shares withheld for tax	—	(3,094)	—	—	(3,094)	—	(3,094)
Distributions to noncontrolling interests	—	—	—	—	—	(273)	(273)
Amortization of deferred compensation	—	1,700	—	—	1,700	—	1,700
Compensation expense related to performance stock units	—	664	—	—	664	—	664
Cancellation of 47,060 shares of restricted common stock	—	(1,699)	—	—	(1,699)	—	(1,699)
Repurchases of 38,268 shares of common stock	—	(1,336)	—	—	(1,336)	—	(1,336)
Adjustment for noncontrolling interests	—	6	—	—	6	(6)	—
Balance, March 31, 2026	$31	$683,664	$100	$(285,813)	$397,982	$(10,643)	$387,339

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,385	$8,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,098	45,541
Net amortization of deferred financing costs, discounts on available-for-sale securities and debt discounts	6,216	7,647
Net amortization of intangible lease assets and liabilities	2,582	3,704
Gain on sales of real estate assets	(1,402)	(21,532)
Loss (gain) on insurance proceeds	26	(65)
Share-based compensation expense	2,364	3,990
Gain on deconsolidation	(35,334)	—
Loss on extinguishment of debt	—	217
Equity in earnings of unconsolidated affiliates	(10,277)	(6,913)
Distributions of earnings from unconsolidated affiliates	4,117	4,535
Change in estimate of uncollectable revenues	1,766	559
Deferred income tax provision	2,547	2,575
Changes in:
Tenant and other receivables	6,177	8,346
Other assets	2,332	(7,015)
Accounts payable and accrued liabilities	(12,678)	(18,297)
Net cash provided by operating activities	52,919	31,679
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(12,155)	(13,210)
Acquisitions of real estate assets	(43,761)	(6,158)
Net proceeds from sales of real estate assets	326	71,509
Purchases of available-for-sale securities	(339,354)	(54,773)
Redemptions of available-for-sale securities	470,150	52,880
Proceeds from insurance	244	—
Additional investments in and advances to unconsolidated affiliates	—	(164)
Distributions in excess of equity in earnings of unconsolidated affiliates	8,590	1,933
Changes in other assets	(753)	(569)
Net cash provided by investing activities	83,287	51,448
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	622,080	—
Principal payments on mortgage and other indebtedness	(659,963)	(72,779)
Additions to debt issuance costs	(18,226)	—
Repurchases of common stock	(1,336)	—
Payment of tax withholdings for restricted stock awards and performance stock units	(4,793)	(3,698)
Distributions to noncontrolling interests	(273)	(184)
Dividends paid to common shareholders	(13,925)	(37,123)
Net cash used in financing activities	(76,436)	(113,784)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	59,770	(30,657)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	152,952	153,804
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$212,722	$123,147
Reconciliation from condensed consolidated statements of cash flows to condensed consolidated balance sheets:
Cash and cash equivalents	$122,741	$29,822
Restricted cash:
Restricted cash	24,659	34,137
Mortgage escrows	65,322	59,188
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$212,722	$123,147

SUPPLEMENTAL INFORMATION
Cash paid for interest, net of amounts capitalized	$39,029	$34,382

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 1 – Organization and Basis of Presentation

CBL & Associates Properties, Inc. (“CBL”), a Delaware corporation, is a self-managed, self-administered, fully integrated real estate investment trust (“REIT”) that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, outlet centers, lifestyle centers, open-air centers, office buildings and other properties, including single-tenant and multi-tenant parcels. Its properties are located in 23 states, but are primarily in the southeastern and midwestern United States.

CBL conducts substantially all its business through CBL & Associates Limited Partnership (the “Operating Partnership”), which is a variable interest entity ("VIE"). The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a VIE.

As of March 31, 2026, the Operating Partnership owned interests in the following properties:

	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	Other (1)(2)	Total
Consolidated Properties	43	2	3	18	3	69
Unconsolidated Properties (3)	5	3	1	7	2	18
Total	48	5	4	25	5	87

(1)
Included in “All Other” for purposes of segment reporting.
(2)
CBL's two consolidated corporate office buildings are included in the Other category.
(3)
The Operating Partnership accounts for these investments using the equity method.

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. As of March 31, 2026, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.00% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 98.98% limited partner interest for a combined interest held by CBL of 99.98%. As of March 31, 2026, third parties owned a 0.02% limited partner interest in the Operating Partnership.

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

The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. All intercompany transactions have been eliminated. The results for the interim period ended March 31, 2026 are not necessarily indicative of the results to be obtained for the full fiscal year.

Note 2 – Summary of Significant Accounting Policies

Accounting Guidance Not Yet Adopted

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU"), "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures," to improve the disclosures about a public business entity's expenses by providing more detailed information about the types of expenses in commonly presented expense captions. The standard will be effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact that the adoption of this new standard will have on its condensed consolidated financial statements.

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

Note 3 – Revenues

Revenues

The following table presents the Company's revenues disaggregated by revenue source for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Rental revenues	$141,373	$137,360
Revenues from contracts with customers:
Operating expense reimbursements (see table below)	2,114	1,942
Management, development and leasing fees (1)	1,609	1,317
Marketing revenues (see table below)	566	351
	4,289	3,610

Other revenues	306	798
Total revenues (2)	$145,968	$141,768

(1)
Included in All Other segment.
(2)
Sales taxes are excluded from revenues.

	Three Months Ended March 31,
Operating expense reimbursements detail:	2026	2025
Malls	$1,695	$1,650
Lifestyle Centers	174	172
Open-Air Centers	139	78
All Other	106	42
	$2,114	$1,942

	Three Months Ended March 31,
Marketing revenues detail:	2026	2025
Malls	$545	$320
Lifestyle Centers	19	29
Outlet Centers	2	2
	$566	$351

See Note 10 for information on the Company's segments.

Revenues from Contracts with Customers

Outstanding Performance Obligations

The Company has outstanding performance obligations related to certain noncancelable contracts with customers for which it will receive fixed operating expense reimbursements for providing certain maintenance and other services as described above. As of March 31, 2026, the Company expects to recognize these amounts as revenue over the following periods:

Performance obligation	Less than 5 years	5-20 years	Over 20 years	Total
Fixed operating expense reimbursements	$20,208	$45,768	$41,808	$107,784

The Company evaluates its performance obligations each period and makes adjustments to reflect any known additions or cancellations. Performance obligations related to variable consideration, which is based on sales, are constrained.

Note 4 – Leases

The components of rental revenues for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025
Fixed lease payments	$113,445	$117,521
Variable lease payments	27,928	19,839
Total rental revenues	$141,373	$137,360

The undiscounted future fixed lease payments to be received under the Company's operating leases as of March 31, 2026, are as follows:

Years Ending December 31,
2026 (1)	$321,401
2027	353,651
2028	274,131
2029	203,422
2030	152,609
2031	107,398
Thereafter	307,924
Total undiscounted lease payments	$1,720,536
(1)
Reflects rental payments for the period April 1, 2026 to December 31, 2026.

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

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments. The estimated fair value of mortgage and other indebtedness was $2,010,626 and $2,084,706 as of March 31, 2026 and December 31, 2025, respectively. The fair value of mortgage and other indebtedness was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently.

Fair Value Measurements on a Recurring Basis

The Company uses interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows. This analysis reflects the contractual terms of the interest rate swap, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company's derivative contracts for the effect of nonperformance risk, it has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. In accordance with ASU 2011-04, the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate swap fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate swap utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contract, which determination was based on the fair value of the individual contract, was not significant to the overall valuation. As a result, the Company's interest rate swap held as of March 31, 2026 and December 31, 2025 was classified as Level 2 of the fair value hierarchy.

The following tables sets forth information regarding the Company's interest rate swap that was designated as a cash flow hedge of interest rate risk for the three months ended March 31, 2026 and the year ended December 31, 2025. See Note 9 for more information.

		Fair Value Measurements at Reporting Date Using
Asset	Fair Value at March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap	$122	$—	$122	$—

		Fair Value Measurements at Reporting Date Using
Asset	Fair Value at December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap	$2	$—	$2	$—

During the three months ended March 31, 2026, the Company has continued to reinvest the cash from maturing U.S. Treasury securities into new U.S. Treasury securities. The Company designated the U.S. Treasury securities as available-for-sale (“AFS”). The table below sets forth information regarding the Company’s AFS securities that were measured at fair value for the three months ended March 31, 2026 and for the year ended December 31, 2025:

U.S. Treasury securities	March 31, 2026	December 31, 2025
Amortized cost (1)	$160,290	$292,646
Allowance for credit losses (2)	—	—
Total unrealized (loss) gain	(22)	441
Fair value (3)	$160,268	$293,087
(1)
The U.S. Treasury securities held as of March 31, 2026 have maturities through March 2027.
(2)
U.S. Treasury securities have a long history with no credit losses. Additionally, the Company notes that U.S. Treasury securities are explicitly fully guaranteed by a sovereign entity that can print its own currency and that the sovereign entity’s currency is routinely held by central banks and other major financial institutions, is used in international commerce, and commonly viewed as a reserve currency, all of which qualitatively indicate that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. Therefore, the Company did not record expected credit losses for its U.S. Treasury securities for the three months ended March 31, 2026, nor for the year ended December 31, 2025.
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

Long-lived Assets Measured at Fair Value in 2026

The Company did not record loss on impairment for the three months ended March 31, 2026.

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

2026 Acquisitions

In March 2026, the Company acquired Gateway Mall, an enclosed mall located in Lincoln, NE. The purchase price was approximately $43,761 including acquisition costs. The acquisition of Gateway Mall was financed through a $21,000 non‑recourse loan. See Note 9 for more information.

The Company allocated the purchase price to the acquired assets and liabilities based on relative fair values as determined by management, with the assistance of a third-party valuation specialist. The most subjective and judgmental assumptions used include the projected cash flows, capitalization and discount rates. Multiple appraisal methodologies were used to value the acquired assets and liabilities, which included the cost approach, the sales comparison approach and the income capitalization approach. All estimates, assumptions, valuations and financial projections are inherently subject to significant uncertainties and the resolution of contingencies beyond the Company’s control. Accordingly, the Company cannot assure that the estimates, assumptions, valuations or financial projections will be realized and actual results could vary materially.

The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date:

Recognized amounts of identifiable assets acquired and liabilities assumed:
Land	$12,902
Building and improvements	22,477
In-place leases (1)	7,327
Intangible lease assets and other assets:
Above-market leases (1)	3,418
Accounts payable and accrued liabilities:
Below-market leases (1)	(2,363)
Total	$43,761
(1)
The weighted average amortization period of the acquired intangible assets and liabilities is 4.5 years for in-place leases, 2.6 years for above-market leases and 4.6 years for below-market leases.

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

2026 Dispositions

During the three months ended March 31, 2026, the Company realized a gain of $1,402 related to the sale of an outparcel (January 2026).

2025 Dispositions

During the three months ended March 31, 2025, the Company realized a gain of $21,532 related to the sales of Imperial Valley Mall (February 2025), Annex at Monroeville (January 2025), Monroeville Mall (January 2025), three outparcels associated with the Monroeville Mall properties (January 2025) and a land parcel associated with Imperial Valley Mall (February 2025). For the three months ended March 31, 2025, gross proceeds from sales of real estate assets were $72,100 which were used to partially paydown the secured term loan and the 2032 non-recourse bank loan. See Note 9 for more information.

Held-for-Sale

As of March 31, 2026 and December 31, 2025, there were no properties that met the criteria to be classified as held-for-sale.

Note 8 – Unconsolidated Affiliates and Noncontrolling Interests

Unconsolidated Affiliates

At March 31, 2026, the Company had investments in 24 entities, which are accounted for using the equity method of accounting. All investments in unconsolidated affiliates were similar in nature and the entities all were developing or held and operated real estate assets.

The Company had three unconsolidated affiliates with its ownership interests ranging from 33% to 49%, 16 unconsolidated affiliates owned in 50/50 joint ventures and three unconsolidated affiliates with ownership interests of 65%.

Although the Company had majority ownership of certain joint ventures during 2026 and 2025, it evaluated the investments and concluded that the other partners or owners in these joint ventures had substantive participating rights, such as approvals of:

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

Additionally, the Company deconsolidated two wholly owned investments, Jefferson Mall and Southpark Mall, as a result of losing control when the properties went into receivership.

2026 Activity - Unconsolidated Affiliates

Coastal Grand-DSG LLC

Subsequent to March 31, 2026, the Company and its joint venture partner closed on a $6,581 non-recourse, five-year loan secured by Coastal Grand Mall - Dick's Sporting Goods. See Note 15 for more information.

Jefferson Mall CMBS, LLC

In January 2026, the loan secured by Jefferson Mall entered default. In February 2026, the property was placed into receivership and the Company deconsolidated the property due to a loss of control. As of March 31, 2026, the loan secured by Jefferson Mall had an outstanding balance of $48,647. For the three months ended March 31, 2026, the Company recognized gain on deconsolidation of $35,334. The Company anticipates returning the property to the lender.

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

Condensed Combined Financial Statements - Unconsolidated Affiliates

Condensed combined financial statement information of the unconsolidated affiliates is as follows:

	March 31, 2026	December 31, 2025
ASSETS:
Investment in real estate assets	$1,270,075	$1,255,163
Accumulated depreciation	(587,374)	(574,364)
	682,701	680,799
Developments in progress	1,692	1,315
Net investment in real estate assets	684,393	682,114
Other assets	121,282	135,138
Total assets	$805,675	$817,252
LIABILITIES:
Mortgage and other indebtedness, net	$756,201	$715,013
Other liabilities	25,051	23,468
Total liabilities	781,252	738,481
OWNERS' EQUITY:
The Company	70,107	78,016
Other investors	(45,684)	755
Total owners' equity	24,423	78,771
Total liabilities and owners’ equity	$805,675	$817,252

	Three Months Ended March 31,
	2026	2025
Total revenues	$45,693	$45,202
Net income (1)	$7,760	$42,990

(1)
The Company's pro rata share of net income was $10,277 and $6,913 for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026, the Company's pro rata share of net income was greater than the 100% net income of unconsolidated affiliates due to a distribution of cash from a joint venture that was recognized as equity in earnings because the Company is recording equity in earnings on a cash basis for that investment.

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

Consolidated VIEs

As of March 31, 2026, the Company had investments in 10 consolidated VIEs with ownership interests ranging from 50% to 92%.

Unconsolidated VIEs

The table below lists the Company's unconsolidated VIEs as of March 31, 2026:

Unconsolidated VIEs:	Investment in Real Estate Joint Ventures and Partnerships	Maximum Risk of Loss
Ambassador Infrastructure, LLC (1)	$—	$1,012
Atlanta Outlet JV, LLC	—	—
El Paso Outlet Center Holding, LLC	—	—
Jefferson Mall CMBS, LLC (2)	—	—
Louisville Outlet Shoppes, LLC	—	—
Mall of South Carolina L.P.	—	—
Southpark Mall CMBS, LLC (3)	—	—
Vision - CBL Hamilton Place, LLC	3,547	3,547
Vision - CBL Mayfaire TC Hotel, LLC	5,517	5,517
	$9,064	$10,076
(1)
The Operating Partnership has guaranteed all of the debt.
(2)
During the three months ended March 31, 2026, the property was placed into receivership.
(3)
During the year ended December 31, 2025, the property was placed into receivership.

Note 9 – Mortgage and Other Indebtedness, Net

CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries that it has a direct or indirect ownership interest in are the borrowers on all the Company's debt. At March 31, 2026, all the Company's consolidated debt is non-recourse.

The Company’s mortgage and other indebtedness, net, consisted of the following:

	March 31, 2026		December 31, 2025
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
2032 non-recourse bank loan (2)	$367,956	7.70%	$367,956	7.70%
Non-recourse secured mall loan due 2031	425,000	7.40%	—	—
Non-recourse loans on operating properties	1,095,697	4.90%	1,133,962	4.64%
Total fixed-rate debt	1,888,653	6.01%	1,501,918	5.39%
Variable-rate debt:
Non-recourse, secured term loan	—	—	646,722	6.74%
2032 non-recourse bank loan (2)	75,000	7.77%	75,000	7.97%
Non-recourse secured lifestyle centers loan due 2032	176,080	7.77%	—	—
Non-recourse loan on an operating property	31,055	7.42%	31,380	7.62%
Total variable-rate debt	282,135	7.73%	753,102	6.90%
Total fixed-rate and variable-rate debt	2,170,788	6.23%	2,255,020	5.89%
Unamortized deferred financing costs	(26,405)		(9,276)
Debt discounts (3)	(65,856)		(74,959)
Total mortgage and other indebtedness, net	$2,078,527		$2,170,785
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
(3)
In conjunction with the acquisition of the Company's partner's 50% joint venture interests in CoolSprings Galleria, Oak Park Mall and West County Center and the implementation of fresh start accounting upon emergence from bankruptcy, the Company estimated the fair value of its mortgage notes with the assistance of a third-party valuation advisor. This resulted in recognizing a debt discount, which is accreted over the term of the respective debt using the effective interest method. The remaining debt discounts at March 31, 2026 will be accreted over a weighted average period of 4.3 years.

Non-recourse loans on operating properties, the 2032 non-recourse bank loan, the non-recourse secured mall loan due 2031 and the non-recourse secured lifestyle centers loan due 2032 include loans that are secured by properties owned by the Company that have a carrying value of $1,742,469 at March 31, 2026.

2026 Loan Activity

In January 2026, the loan secured by Jefferson Mall entered default. In February 2026, the property was placed into receivership and the Company deconsolidated the property in conjunction with the property entering receivership. See Note 8.

In March 2026, the Company entered into a $425,000 non-recourse loan (the "secured mall loan due 2031") that has a five-year term, maturing in April 2031, and a fixed interest rate of 7.40%. The Company used proceeds from redeemed U.S. Treasury securities and proceeds from the secured mall loan due 2031 to retire the Company’s existing $634,009 secured term loan. The secured mall loan is secured by a pool of primarily mall properties that previously served as collateral for the secured term loan, which includes CherryVale Mall, Frontier Mall, Hanes Mall, Kirkwood Mall, Mall del Norte, Post Oak Mall, Richland Mall, Sunrise Mall, Turtle Creek Mall, Valley View Mall, West Towne Mall, Westmoreland Mall and Westmoreland Crossing.

In March 2026, the Company entered into a $176,080 variable‑rate, non‑recourse loan (the "secured lifestyle centers loan due 2032") that has a five‑year term, includes two one‑year extension options, and is interest‑only with a variable interest rate of SOFR plus 410 basis points. The secured lifestyle centers loan due 2032 is secured by Mayfaire Town Center, Pearland Town Center, Southaven Town Center and East Towne Mall, all of which served as collateral under the prior secured term loan. Also, the secured lifestyle centers loan due 2032 is subject to customary cross-default provisions with the Company’s $442,956 2032 non-recourse bank loan.

In March 2026, the acquisition of Gateway Mall was financed through a $21,000 non‑recourse, five‑year loan which carries a fixed interest rate of 6.46%. See Note 6.

In March 2026, the loan secured by Parkdale Mall and Parkdale Crossing entered maturity default. The Company is in discussions with the lender and intends to cooperate with the foreclosure or conveyance of the properties in satisfaction of the debt.

Subsequent to March 31, 2026, the Company closed on a $43,000 non-recourse, five-year loan secured by Northwoods Mall, a $97,500 non-recourse, five-year loan secured by Fayette Mall and modified the $32,641 loan secured by Volusia Mall. Also, subsequent to March 31, 2026, the loan secured by Arbor Place entered maturity default. See Note 15 for more information.

2025 Loan Activity

In January 2025, a portion of the proceeds from the sale of Monroeville Mall and the Annex at Monroeville were used to paydown the 2032 non-recourse bank loan by $7,107.

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

Scheduled Principal Payments

As of March 31, 2026, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, are as follows:

2026 (1)	$532,030
2027	19,118
2028	143,225
2029	17,124
2030	926,118
2031	406,751
Thereafter	58,699
Total	2,103,065
Principal balance of loans with maturity dates prior to March 31, 2026 (2)	67,723
Total mortgage and other indebtedness	$2,170,788

(1)
Reflects scheduled principal amortization for the period April 1, 2026 through December 31, 2026.
(2)
Represents the aggregate principal balance as of March 31, 2026 of the loans secured by Parkdale Mall and Parkdale Crossing and The Outlet Shoppes at Gettysburg, which are in default. The loan secured by Parkdale Mall and Parkdale Crossing matured in March 2026 and had a balance of $48,285 as of March 31, 2026. The loan secured by The Outlet Shoppes at Gettysburg matured in October 2025 and had a balance of $19,438 as of March 31, 2026. The Company anticipates returning Parkdale Mall and Parkdale Crossing and The Outlet Shoppes at Gettysburg to the lenders in satisfaction of the debt.

Of the $532,030 of scheduled principal payments for the remainder of 2026, $518,902 relates to the maturing principal balances of loans secured by seven operating properties. See Note 15 for information related to loan activity that has occurred subsequent to March 31, 2026.

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

Instrument Type	Location in the Condensed Consolidated Balance Sheet	Notional	Index	Fair Value at March 31, 2026	Maturity Date
Pay fixed/Receive variable swap	Intangible lease assets and other assets	$32,000	1-month USD-SOFR CME	$122	Jun-27

	Three Months Ended March 31,
Hedging Instrument - Interest Rate Swap	2026	2025
Gain (loss) recognized in other comprehensive income (loss)	$120	$(281)
Gain recognized in earnings (1)	$30	$81
(1)
Gain reclassified from accumulated other comprehensive income into earnings shown in interest expense.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that $108 will be reclassified from other comprehensive income (loss) as a decrease to interest expense.

The Company has an agreement with each derivative counterparty that contains a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of March 31, 2026, the Company did not have any derivatives with a fair value in a net liability position including accrued interest but excluding any adjustment for nonperformance risk. As of March 31, 2026, the Company has posted $1,920 of cash collateral related to the interest rate swap. The Company is not in breach of any agreement provisions.

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

Rental income and tenant reimbursements from tenant leases provide the majority of revenues from all segments. The accounting policies of the reportable segments are the same as those described in Note 2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Information on the Company's reportable segments is presented as follows:

Three Months Ended March 31, 2026	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	Total Reportable Segments	All Other (1)	Consolidation Adjustments (2)	Consolidated Total
Revenues (3)	$122,207	$8,500	$12,525	$14,391	$157,623	$8,441	$(20,096)	$145,968
Property operating expenses (4)	(48,083)	(3,116)	(3,699)	(3,069)	(57,967)
Interest and other income	404	10	14	136	564
Segment net operating income	$74,528	$5,394	$8,840	$11,458	100,220
All other segment net operating income (1)					9,080
Consolidation adjustments (2)					(14,604)
Interest expense					(39,899)
Gain on sales of real estate assets					1,402
Other					30
Depreciation and amortization					(38,098)
General and administrative expense					(18,587)
Gain on deconsolidation					35,334
Income tax benefit					1,230
Equity in earnings of unconsolidated affiliates					10,277
Net income					$46,385

Three Months Ended March 31, 2025	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	Total Reportable Segments	All Other (1)	Consolidation Adjustments (2)	Consolidated Total
Revenues (3)	$115,909	$8,592	$12,134	$17,597	$154,232	$8,143	$(20,607)	$141,768
Property operating expenses (4)	(47,652)	(3,087)	(3,789)	(3,679)	(58,207)
Interest and other income	218	12	—	172	402
Segment net operating income	$68,475	$5,517	$8,345	$14,090	96,427
All other segment net operating income (1)					9,478
Consolidation adjustments (2)					(15,744)
Interest expense					(44,225)
Gain on sales of real estate assets					21,532
Depreciation and amortization					(45,541)
General and administrative expense					(20,707)
Loss on extinguishment of debt					(217)
Income tax benefit					471
Equity in earnings of unconsolidated affiliates					6,913
Net income					$8,387

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

The following table presents the calculation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Basic earnings per share
Net income attributable to the Company	$46,487	$8,789
Less: Earnings allocable to unvested restricted stock	(1,084)	(577)
Net income attributable to common shareholders	45,403	8,212
Weighted-average basic shares outstanding	30,184	30,419
Net income per share attributable to common shareholders	$1.50	$0.27

Diluted earnings per share (1)
Net income attributable to common shareholders	$45,403	$8,212
Dilutive impact of unvested restricted stock	28	—
Net income attributable to common shareholders, net of dilutive impact	45,431	8,212
Weighted-average diluted shares outstanding	30,680	30,709
Net income per share attributable to common shareholders	$1.48	$0.27

(1)
For the three months ended March 31, 2026, the computation of diluted EPS includes contingently issuable shares related to PSUs and unvested restricted stock awards that are calculated under the treasury stock method. For the three months ended March 31, 2026, the computation of diluted EPS does not include contingently issuable shares related to certain unvested restricted stock awards due to their anti-dilutive nature. For the three months ended March 31, 2026, had the anti-dilutive unvested restricted stock awards been dilutive, the denominator for diluted EPS would have been 31,119,108, including 438,696 contingently issuable shares related to unvested restricted stock awards. For the three months ended March 31, 2025, the computation of diluted EPS does not include contingently issuable shares related to unvested restricted stock awards due to their anti-dilutive nature. For the three months ended March 31, 2025, had the contingently issuable shares been dilutive, the denominator for diluted EPS would have been 30,825,915, including 116,802 contingently issuable shares related to unvested restricted stock awards.

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

Note 13 – Share-Based Compensation

Restricted Stock Awards

Compensation expense is recognized on a straight-line basis over the requisite service period. The share-based compensation expense related to restricted stock awards granted under the CBL & Associates Properties, Inc. 2021 Equity Incentive Plan was $1,673 and $2,126 for the three months ended March 31, 2026 and 2025, respectively. Share-based compensation cost capitalized as part of real estate assets was $27 and $30 for the three months ended March 31, 2026 and 2025, respectively. Share-based compensation cost resulting from share-based awards is recorded at the Management Company, which is a taxable entity.

A summary of the status of the Company’s unvested restricted stock awards as of March 31, 2026, and changes during the three months ended March 31, 2026, are presented below:

	Shares	Weighted- Average Grant-Date Fair Value Per Share
Unvested at January 1, 2026	338,056	$28.35
Granted	171,158	$36.05
2023 PSUs earned and granted as restricted stock	392,257	$38.79
Vested	(177,834)	$36.19
Unvested at March 31, 2026	723,637	$33.90

The total grant date fair value of the 2023 PSUs that were earned and were granted as restricted stock awards was $15,214 and the total grant date fair value of the remaining restricted stock awards granted during the three months ended March 31, 2026 was $6,169. The total fair value of restricted stock awards that vested during the three months ended March 31, 2026 was $6,437.

Performance Stock Unit Awards

Compensation cost for the PSUs granted in February 2023, February 2024, February 2025 and February 2026 is recognized on a straight-line basis over the service period since it is longer than the performance period. The resulting expense is recorded regardless of whether any PSU awards are earned as long as the required service period is met. Share-based compensation expense related to the PSUs granted under the 2021 Equity Incentive Plan was $664 and $1,834 for the three months ended March 31, 2026 and 2025, respectively.

A summary of the status of the Company’s outstanding PSU awards as of March 31, 2026, and changes during the three months ended March 31, 2026, are presented below:

	PSUs	Weighted- Average Grant-Date Fair Value Per Share
Unearned at January 1, 2026	535,849	$31.78
2026 PSUs granted	111,528	$29.22
Incremental PSUs granted (1)	5,398	$37.63
Earned (2)	(196,128)	$36.21
Unearned at March 31, 2026	456,647	$29.33
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
(2)
The February 2023 PSUs were earned as of December 31, 2025 and were granted as restricted stock awards in February 2026 that will vest over a one-year service period.

The total grant-date fair value of PSU awards granted during the three months ended March 31, 2026 was $3,259.

The following table summarizes the assumptions used in the Monte Carlo simulation pricing model related to the PSUs granted in 2026:

2026 PSUs
Grant date	February 11, 2026
Fair value per share on valuation date (1)	$29.22
Risk-free interest rate (2)	3.50%
Expected share price volatility (3)	25.00%
(1)
The value of the 2026 PSU awards is estimated on the date of grant using a Monte Carlo simulation model. The valuation consists of computing the fair value using CBL's simulated stock price as well as TSR over a three-year performance period. The award is modeled as a contingent claim in that the expected return on the underlying shares is risk-free and the rate of discounting the pay off of the award is also risk-free. The weighted-average fair value per share related to the 2026 PSUs consists of 33,366 PSUs at a fair value of $36.40 per share (which relates to the relative TSR) and 78,162 PSUs at a fair value of $26.16 per share (which relates to absolute TSR).
(2)
The risk-free interest rate was based on the yield curve on zero-coupon U.S. Treasury securities in effect as of the valuation date, which is the grant date listed above.
(3)
The computation of expected volatility for the 2026 PSUs was based on the historical volatility of CBL's shares of common stock for a trading period equal to the time from the grant date to the end of the performance period.

As of March 31, 2026, there was $19,440 of total unrecognized compensation cost related to unvested restricted stock awards and PSUs, which is expected to be recognized over a weighted-average period of 2.5 years.

Note 14 – Noncash Investing and Financing Activities

The Company’s noncash investing and financing activities were as follows:

	Three Months Ended March 31,
	2026	2025
Additions to real estate assets accrued but not yet paid	$14,320	$14,301
Accrued dividends and distributions payable	5,416	—
Deconsolidation upon loss of control (1):
Decrease in real estate assets	(7,878)	—
Decrease in mortgage and other indebtedness	42,959	—
Decrease in operating assets and liabilities	929	—
Decrease in intangible lease and other assets	(676)	—
(1)
See Note 8 for more information.

Note 15 – Subsequent Events

In April 2026, the Company redeemed $22,557 in U.S. Treasury securities and purchased $50,001 in new U.S. Treasury securities. In May 2026, the Company purchased $27,000 in new U.S. Treasury securities.

In April 2026, the Company closed on a $43,000 non-recourse, five-year loan secured by Northwoods Mall, which bears a fixed interest rate of 9.1%. Proceeds from the new loan were used to retire the previous loan. Under the previous loan, cash flows were being swept by the lender.

In April 2026, the Company and its joint venture partner closed on a new $6,581 non-recourse, five-year loan secured by Coastal Grand Mall - Dick's Sporting Goods, which bears a fixed interest rate of 6.17%. Proceeds from the new loan were used to retire the previous loan.

In May 2026, the Company closed on a $97,500 non-recourse, five-year loan secured by Fayette Mall, which bears a fixed interest rate of 7.25%. Proceeds from the new loan were used to retire the previous loan.

In May 2026, the loan secured by Arbor Place entered maturity default. The Company intends to cooperate with the foreclosure or conveyance of the property in satisfaction of the debt.

In May 2026, the loan secured by Volusia Mall was modified, which extends the maturity through October 2026.

In May 2026, CBL's Board of Directors approved a cash dividend of $0.625 per common share for the second quarter of 2026.

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

Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance or results and we can give no assurance that these expectations will be attained. It is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of known and unknown risks and uncertainties. In addition to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, such known risks and uncertainties include, without limitation:

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

Executive Overview

We are a self-managed, self-administered, fully integrated REIT that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, outlet centers, lifestyle centers, open-air centers and other properties. See Note 1 to the condensed consolidated financial statements for information on our property interests as of March 31, 2026. We have elected to be taxed as a REIT for federal income tax purposes.

The following summarizes our net income and net income attributable to common shareholders (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income	$46,385	$8,387
Net income attributable to common shareholders	$45,403	$8,212

Significant items that affected comparability between the three-month periods include:

•
Items increasing net income for the three months ended March 31, 2026 compared to the prior-year period:
•
Rental revenues were $4.0 million higher;
•
Gain on deconsolidation was $35.3 million higher;
•
Depreciation and amortization expense was $7.4 million lower;
•
Interest expense was $4.3 million lower;
•
Equity in earnings was $3.4 million higher;
•
General and administrative expense was $2.1 million lower; and
•
Real estate tax expense was $1.7 million lower.
•
Items decreasing net income for the three months ended March 31, 2026 compared to the prior-year period:
•
Gain on sales of real estate assets was $20.1 million lower; and
•
Property operating expense was $2.4 million higher.

Our focus is on continuing to execute our strategy to improve occupancy, drive rent growth and transform the offerings available at our properties to include a targeted mix of retail, service, dining, entertainment and other non-retail uses, primarily through the re-tenanting of former anchor locations as well as diversification of in-line tenancy. This operational strategy is also supported by our balance sheet strategy of reducing overall debt, extending our debt maturity schedule and lowering our overall cost of borrowings to limit maturity risk, as well as improving net cash flow and enhancing enterprise value. During the first quarter of 2026, we reduced our debt balance and extended our debt maturity schedule through the refinancing of the $634.0 million secured term loan with two new loans, which extended the maturity date five years. Additionally, we acquired Gateway Mall in Lincoln, NE for approximately $43.8 million consistent with our strategic focus on growing our mall portfolio and increasing cash flow through capital recycling.

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

Results of Operations

Properties that were in operation for the entire year during 2025 and the three months ended March 31, 2026 are referred to as the "Comparable Properties." Since January 2025, we have acquired, deconsolidated and disposed of the following properties:

Acquisitions

Property	Location	Date of Acquisition
Ashland Town Center	Ashland, KY	July 2025
Mesa Mall	Grand Junction, CO	July 2025
Paddock Mall	Ocala, FL	July 2025
Southgate Mall	Missoula, MT	July 2025
Gateway Mall	Lincoln, NE	March 2026

Deconsolidations

Property	Location	Date of Deconsolidation
Southpark Mall	Colonial Heights, VA	July 2025
Jefferson Mall	Louisville, KY	February 2026

Dispositions

Property	Location	Date of Disposition
Monroeville Mall	Monroeville, PA	January 2025
Annex at Monroeville	Monroeville, PA	January 2025
Imperial Valley Mall	El Centro, CA	February 2025
840 Greenbrier Circle	Chesapeake, VA	June 2025
The Promenade	D'Iberville, MS	July 2025
Fremaux Town Center (1)	Slidell, LA	October 2025
(1)
The property was owned by a joint venture that was accounted for using the equity method of accounting and was included in equity in earnings of unconsolidated affiliates in the accompanying condensed consolidated statements of operations.

We consider properties undergoing major redevelopment, properties being considered for repositioning, properties where we intend to renegotiate the terms of the debt secured by the related property or return the property to the lender as non-core. As of March 31, 2026, Arbor Place, Brookfield Square, Eastland Mall, Harford Mall, Jefferson Mall, Laurel Park Place, Old Hickory Mall, Southpark Mall, The Outlet Shoppes at Gettysburg and York Galleria were designated as non-core.

Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025

Revenues

	Three Months Ended March 31,
	2026	2025	Change	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	All Other
Rental revenues	$141,373	$137,360	$4,013	$6,451	$(296)	$107	$(1,941)	$(308)
Management, development and leasing fees	1,609	1,317	292	—	—	—	—	292
Other	2,986	3,091	(105)	(257)	59	1	72	20
Total revenues	$145,968	$141,768	$4,200	$6,194	$(237)	$108	$(1,869)	$4

Rental revenues increased primarily due to the acquisition of four malls in July 2025 and one mall in March 2026, which resulted in an increase of $10.0 million during the current-year period. The increase was partially offset by $6.6 million of rental revenues associated with properties sold since the prior-year period. Also, rental revenues at the comparable properties increased $1.9 million compared to the prior-year period.

Operating Expenses

	Three Months Ended March 31,
	2026	2025	Change	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	All Other
Property operating	$(28,233)	$(25,878)	$(2,355)	$(2,260)	$11	$155	$38	$(299)
Real estate taxes	(14,066)	(15,731)	1,665	1,298	107	159	223	(122)
Maintenance and repairs	(12,333)	(13,466)	1,133	853	34	31	165	50
Property operating expenses	(54,632)	(55,075)	443	(109)	152	345	426	(371)
Depreciation and amortization	(38,098)	(45,541)	7,443	5,894	94	14	1,116	325
General and administrative	(18,587)	(20,707)	2,120	—	—	—	—	2,120
Other	30	—	30	30	—	—	—	—
Total operating expenses	$(111,287)	$(121,323)	$10,036	$5,815	$246	$359	$1,542	$2,074

Property operating expenses increased primarily due to the acquisition of four malls in July 2025 and one mall in March 2026, which resulted in an increase of $2.3 million during the current-year period. Also, property operating expenses increased at the comparable properties compared to the prior-year period due to insurance related costs. The increase was partially offset by a reduction of $1.8 million of total property operating expenses associated with properties sold since the prior-year period.

Real estate taxes decreased primarily due to refunds received in the current period.

Depreciation and amortization expense decreased primarily due to tenant improvement and intangible in-place lease assets recognized upon consolidation of three malls in December 2024, as well as the adoption of fresh start accounting on November 1, 2021, becoming fully depreciated or amortized since the prior-year period. Also, dispositions accounted for a $1.8 million decrease in the current-year period as compared to the prior-year period. The decrease was partially offset by the addition of tangible assets and intangible lease assets recognized upon the acquisition of four malls in July 2025 and one mall in March 2026, which resulted in an increase of $4.3 million during the current-year period.

General and administrative expense decreased $2.1 million primarily due to lower compensation and stock-based compensation expense in the current-year period as compared to the prior-year period.

Other Income and Expenses

Interest expense decreased $4.3 million during the three months ended March 31, 2026 as compared to the prior-year period. The decrease was primarily due to lower interest expense on the secured term loan due to pay downs since the prior-year period, as well as refinancing the secured term loan during the current-year period. Also, the decrease was due to property-level debt discounts becoming fully accreted or deconsolidated since the prior-year period. The decrease was partially offset due to the modified 2032 non-recourse bank loan. The outstanding balance of the 2032 non-recourse bank loan was increased since the prior-year period in conjunction with the acquisition of four malls in July 2025.

For the three months ended March 31, 2026, we recorded a $35.3 million gain on deconsolidation related to Jefferson Mall. The property was deconsolidated due to a loss of control when it was placed into receivership in connection with the foreclosure process.

During the three months ended March 31, 2026, we recognized $1.4 million of gain on sales of real estate assets related to the sale of an outparcel. During the three months ended March 31, 2025, we recognized $21.5 million of gain on sales of real estate assets related to the sales of Imperial Valley Mall, Monroeville Mall, Annex at Monroeville, three outparcels associated with the Monroeville Mall properties and a land parcel associated with Imperial Valley Mall.

Equity in earnings increased $3.4 million during the three months ended March 31, 2026 as compared to the prior-year period. The increase was due to recognizing equity in earnings on a distribution where our investment is below zero.

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

We include a property in our same-center pool when we have owned all or a portion of the property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year and current year-to-date period. New properties are excluded from same-center NOI until they meet these criteria. Properties excluded from the same-center pool that would otherwise meet these criteria are categorized as excluded properties. We exclude properties which are under major redevelopment or are being considered for repositioning, and where we are working or intend to work with the lender on a restructure of the terms of the loan secured by the property or convey the secured property to the lender (“Excluded Properties”). As of March 31, 2026, Arbor Place, Brookfield Square, Eastland Mall, Harford Mall, Jefferson Mall, Laurel Park Place, Old Hickory Mall, Southpark Mall, The Outlet Shoppes at Gettysburg and York Galleria were classified as Excluded Properties.

Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss).

A reconciliation of our same-center NOI to net income for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income	$46,385	$8,387
Adjustments: (1)
Depreciation and amortization, including our share of unconsolidated affiliates and net of noncontrolling interests' share	40,889	48,547
Interest expense, including our share of unconsolidated affiliates and net of noncontrolling interests' share	45,397	50,501
Gain on sales of real estate assets	(1,402)	(21,532)
Loss (gain) on sales of real estate assets of unconsolidated affiliates	94	(1,035)
Adjustment for unconsolidated affiliates with negative investment	(2,884)	1,534
Loss on extinguishment of debt	—	217
Gain on deconsolidation	(35,334)	—
Income tax benefit	(1,230)	(471)
Lease termination fees	(381)	(963)
Straight-line rent and above- and below-market lease amortization (2)	2,300	4,239
Net loss attributable to noncontrolling interests in other consolidated subsidiaries	110	408
General and administrative expenses	18,587	20,707
Management fees and non-property level revenues (2)	(4,046)	(4,192)
Operating Partnership's share of property NOI (2)	108,485	106,347
Non-comparable NOI (2)	(11,929)	(11,790)
Total same-center NOI (3)	$96,556	$94,557
(1)
Adjustments are based on our Operating Partnership's pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.
(2)
We have reclassified amounts from management fees and non-property level revenues to the identified line items to conform to the current-year presentation. The current-year presentation is based on effective ownership percentages in certain unconsolidated joint ventures while the prior-year period was based on stated ownership percentages. The difference between the effective ownership and stated ownership percentages is due to differences in capital contributions between joint venture partners and related preferred returns.
(3)
We calculate same-center NOI based on stated ownership percentages.

Same-center NOI increased 2.1% for the three months ended March 31, 2026 as compared to the prior-year period. The $2.0 million increase for the three months ended March 31, 2026 compared to the same period in 2025 primarily consisted of a $1.8 million increase in revenues and a $0.2 million decrease in operating expenses. Rental revenues were $1.6 million higher primarily due to higher minimum rents and percentage rents in the current-year period. The increase in rental revenues was partially offset by an unfavorable variance in the estimate for uncollectable revenues during the current-year period as compared to the prior-year period. Property operating expenses decreased in the current-year period primarily due to lower real estate taxes, which was partially offset by higher property operating expenses primarily due to insurance related costs.

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

We derive the majority of our revenues from the malls. The sources of our revenues by property type were as follows:

	Three Months Ended March 31,
	2026	2025
Malls	73.6%	71.4%
Outlet Centers	5.1%	5.3%
Lifestyle Centers	7.5%	7.5%
Open-Air Centers	8.7%	10.8%
All Other Properties	5.1%	5.0%

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

	Sales Per Square Foot for the Trailing Twelve Months Ended March 31,
	2026	2025	% Change
Malls, lifestyle centers and outlet centers same-center sales per square foot	$453	$433	4.6%

Occupancy

Our portfolio occupancy is summarized in the following table (Excluded Properties are not included in occupancy metrics):

	As of March 31,
	2026	2025
Total portfolio	90.5%	90.4%
Malls, lifestyle centers and outlet centers:
Total malls	88.3%	87.9%
Total lifestyle centers	92.4%	92.2%
Total outlet centers	90.5%	90.4%
Total same-center malls, lifestyle centers and outlet centers	88.9%	90.1%
Open-air centers	95.7%	95.7%
All Other Properties	94.0%	89.6%

Leasing

The following is a summary of the total square feet of leases signed in the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Operating portfolio:
New leases	151,266	111,794
Renewal leases	431,245	465,132
Total leased	582,511	576,926

Average annual base rents per square foot are based on contractual rents in effect as of March 31, 2026 and 2025, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type:

	Three Months Ended March 31,
	2026	2025
Total portfolio (1)	$27.34	$26.27
Malls, lifestyle centers and outlet centers:
Total same-center malls, lifestyle centers and outlet centers	32.01	32.12
Total malls	31.72	31.72
Total lifestyle centers	32.77	32.23
Total outlet centers	32.75	30.20
Open-air centers	16.27	16.31
All Other Properties	21.32	20.98
(1)
Excluded Properties are not included.

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the three months ended March 31, 2026 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are set forth below. Rent concessions typically consist of periods of free rent. The impact of such concessions was not material for the period presented below.

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF	% Change Average
Three Months Ended March 31, 2026:
All Property Types (1)	371,680	$43.39	$44.72	3.1%	$45.88	5.7%
Malls, Lifestyle Centers & Outlet Centers (2)	363,845	43.45	44.72	2.9%	45.87	5.6%
New leases (2)	42,803	33.73	49.56	46.9%	52.44	55.5%
Renewal leases (2)	321,042	44.75	44.08	(1.5)%	44.99	0.5%
Open-air Centers	7,835	40.73	44.39	9.0%	46.40	13.9%

(1)
Includes malls, lifestyle centers, outlet centers, open-air centers and other.
(2)
The change is primarily driven by malls.

New and renewal leasing activity of comparable small shop space of less than 10,000 square feet based on the lease commencement date is as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2026:
New	56	140,205	7.28	$50.12	$54.66	$35.74	$14.38	40.2%	$18.92	52.9%
Renewal	431	1,221,007	2.96	43.86	44.73	43.47	0.39	0.9%	1.26	2.9%
Commencement 2026 Total	487	1,361,212	3.45	44.51	45.75	42.67	1.84	4.3%	3.08	7.2%

Commencement 2027:
New	2	2,333	7.75	141.06	146.80	145.80	(4.74)	(3.3)%	1.00	0.7%
Renewal	44	124,327	3.19	46.77	48.28	45.38	1.39	3.1%	2.90	6.4%
Commencement 2027 Total	46	126,660	3.39	48.51	50.10	47.23	1.28	2.7%	2.87	6.1%

Total 2026/2027	533	1,487,872	3.45	$44.85	$46.13	$43.07	$1.78	4.1%	$3.06	7.1%

Liquidity and Capital Resources

As of March 31, 2026, we had $283.0 million available in unrestricted cash and U.S. Treasury securities, as well as unrestricted cash of $22.5 million, at our share, associated with unconsolidated joint ventures. Our total pro rata share of debt, excluding unamortized deferred financing costs and debt discounts, at March 31, 2026 was $2,582.8 million. We had $88.6 million in restricted cash at March 31, 2026 related to cash held in escrow accounts for insurance, real estate taxes, capital expenditures and tenant allowances as required by the terms of certain mortgage notes payable, as well as amounts related to cash management agreements with lenders of certain property-level mortgage indebtedness, which are designated for debt service and operating expense obligations. We also had restricted cash of $1.4 million related to the properties that secure the 2032 non-recourse bank loan of which we may receive a portion via distributions quarterly in accordance with the provisions of the 2032 non-recourse bank loan.

During the three months ended March 31, 2026, we continued to reinvest the cash from maturing U.S. Treasury securities into new U.S. Treasury securities. We designated our U.S. Treasury securities as available-for-sale. As of March 31, 2026, our U.S. Treasury securities have maturities through March 2027. Subsequent to March 31, 2026, we redeemed and purchased additional U.S. Treasury securities. See Note 15 for more information.

During the three months ended March 31, 2026, we sold an outparcel, which generated gross proceeds of $1.5 million.

In January 2026, the $48.6 million loan secured by Jefferson Mall entered default. In February 2026, the property was placed into receivership and we deconsolidated the property in conjunction with the property entering receivership. See Note 8.

In March 2026, we entered into a $425.0 million non-recourse loan (the "secured mall loan due 2031") that has a five-year term, maturing in April 2031, and a fixed interest rate of 7.40%. We used proceeds from redeemed U.S. Treasury securities and proceeds from the secured mall loan due 2031 to retire our existing $634.0 million secured term loan. The secured mall loan is secured by a pool of primarily mall properties that previously served as collateral for the secured term loan, which includes CherryVale Mall, Frontier Mall, Hanes Mall, Kirkwood Mall, Mall del Norte, Post Oak Mall, Richland Mall, Sunrise Mall, Turtle Creek Mall, Valley View Mall, West Towne Mall, Westmoreland Mall and Westmoreland Crossing.

In March 2026, we entered into a $176.1 million variable‑rate, non‑recourse loan (the "secured lifestyle centers loan due 2032") that has a five‑year term, includes two one‑year extension options, and is interest‑only with a variable interest rate of SOFR plus 410 basis points. The secured lifestyle centers loan due 2032 is secured by Mayfaire Town Center, Pearland Town Center, Southaven Town Center and East Towne Mall, all of which served as collateral under the prior secured term loan. Also, the secured lifestyle centers loan due 2032 is subject to customary cross-default provisions with our $443.0 million 2032 non-recourse bank loan.

In March 2026, we acquired Gateway Mall in Lincoln, NE for a purchase price of approximately $43.8 million including acquisition costs. The acquisition of Gateway Mall was financed through a $21.0 million non‑recourse, five‑year loan, which carries a fixed interest rate of 6.46%.

In March 2026, the loan secured by Parkdale Mall and Parkdale Crossing entered maturity default. We are in discussions with the lender and intend to cooperate with the foreclosure or conveyance of the properties in satisfaction of the debt.

Subsequent to March 2026, we closed on a $43.0 million non-recourse, five-year loan secured by Northwoods Mall, a $97.5 million non-recourse, five-year loan secured by Fayette Mall, a $6.6 million non-recourse, five-year loan secured by Coastal Grand Mall - Dick's Sporting Goods and modified the $32.6 million loan secured by Volusia Mall. Also, subsequent to March 2026, the loan secured by Arbor Place entered maturity default. See Note 15 for more information.

Our board of directors declared a $0.45 per share regular quarterly dividend for the first quarter of 2026 and a special dividend of $0.175 per share of common stock. The regular quarterly dividend was paid in cash on March 31, 2026, to shareholders of record as of March 17, 2026. The special dividend was paid in cash on April 17, 2026, to shareholders of record as of April 10, 2026. The special dividend was made as a result of improved cash flows following the refinancing of the prior secured term loan with the secured mall loan due 2031 and the secured lifestyle centers loan due 2032.

As of March 31, 2026, our total share of consolidated, unconsolidated and other outstanding debt, excluding debt discounts and deferred financing costs, maturing during 2026, assuming all extension options are elected, is $662.1 million. Of the $662.1 million maturing during 2026, $96.9 million relates to two property loans that are in receivership. The $9.7 million loan, at our share, secured by The Outlet Shoppes at Gettysburg, which matured during 2025, remains outstanding. See Note 15 for information related to loans that have been refinanced subsequent to March 31, 2026.

Cash Flows - Operating, Investing and Financing Activities

There was $212.7 million of cash, cash equivalents and restricted cash as of March 31, 2026, an increase of $89.6 million from March 31, 2025. Of this amount, $122.7 million was unrestricted cash and cash equivalents as of March 31, 2026. Also, at March 31, 2026, we had $160.3 million in U.S. Treasuries with maturities through March 2027.

Our net cash flows are summarized as follows (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Net cash provided by operating activities	$52,919	$31,679	$21,240
Net cash provided by investing activities	83,287	51,448	31,839
Net cash used in financing activities	(76,436)	(113,784)	37,348
Net cash flows	$59,770	$(30,657)	$90,427

Cash Provided By Operating Activities

Cash provided by operating activities increased primarily due to a few factors. The acquisition of four malls in July 2025 and one mall in March 2026 increased rental revenues in the current-year period, as well as an increase at the comparable properties. Also, interest expense was lower on the secured term loan because of pay downs since the prior-year period and the refinancing during the current-year period. Lastly, real estate tax refunds received in the current-year period contributed to the increase.

Cash Provided By Investing Activities

Cash provided by investing activities increased primarily due to a higher amount of net redemptions of U.S. Treasury securities and distributions from unconsolidated affiliates during the current-year period. The increase was partially offset by the acquisition of a mall during March 2026 using a portion of funds from the redemption of U.S. Treasury securities, as well as significantly less proceeds from sales of real estate assets as compared to the prior-year period.

Cash Used In Financing Activities

Cash used in financing activities decreased primarily due to a lower amount of principal payments on loans, net of proceeds received on new loans, as well as significantly less dividends paid during the current-year period as compared to the prior-year period. During the prior-year period, a special dividend was paid during the first quarter of 2025, whereas the special dividend announced during the first quarter of 2026 will not be paid until the second quarter of 2026.

Debt

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling interests’ share of consolidated properties. Prior to consideration of unamortized deferred financing costs or debt discounts, of our $2,582.8 million outstanding debt at March 31, 2026, $2,581.8 million constituted non-recourse debt obligations and $1.0 million constituted recourse debt obligations. We believe the tables below provide investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

March 31, 2026:	Consolidated	Noncontrolling Interests	Other Debt (1)	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (2)
Fixed-rate debt:
Non-recourse loans on operating properties	$1,095,697	$(23,797)	$96,918	$339,558	$1,508,376	5.16%
2032 non-recourse bank loan	367,956	—	—	—	367,956	7.70%	(3)
Non-recourse secured mall loan due 2031	425,000	—	—	—	425,000	7.40%
Recourse loan on an operating property	—	—	—	1,012	1,012	7.26%
Total fixed-rate debt	1,888,653	(23,797)	96,918	340,570	2,302,344	5.98%
Variable-rate debt:
Non-recourse loans on operating properties	31,055	(10,869)	—	9,232	29,418	6.97%
2032 non-recourse bank loan	75,000	—	—	—	75,000	7.77%	(3)
Non-recourse secured lifestyle centers loan due 2032	176,080	—	—	—	176,080	7.77%
Total variable-rate debt	282,135	(10,869)	—	9,232	280,498	7.68%
Total fixed-rate and variable-rate debt	2,170,788	(34,666)	96,918	349,802	2,582,842	6.17%
Unamortized deferred financing costs	(26,405)	68	—	(2,807)	(29,144)
Debt discounts (4)	(65,856)	101	—	—	(65,755)
Total mortgage and other indebtedness, net	$2,078,527	$(34,497)	$96,918	$346,995	$2,487,943

December 31, 2025:	Consolidated	Noncontrolling Interests	Other Debt (1)	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (2)
Fixed-rate debt:
Non-recourse loans on operating properties	$1,133,962	$(23,881)	$48,271	$342,081	$1,500,433	4.97%
2032 non-recourse bank loan	367,956	—	—	—	367,956	7.70%	(3)
Recourse loan on an operating property	—	—	—	2,797	2,797	7.26%
Total fixed-rate debt	1,501,918	(23,881)	48,271	344,878	1,871,186	5.51%
Variable-rate debt:
Non-recourse loans on operating properties	31,380	(10,983)	—	9,261	29,658	7.46%
2032 non-recourse bank loan	75,000	—	—	—	75,000	7.97%	(3)
Non-recourse, secured term loan	646,722	—	—	—	646,722	6.74%
Total variable-rate debt	753,102	(10,983)	—	9,261	751,380	6.89%
Total fixed-rate and variable-rate debt	2,255,020	(34,864)	48,271	354,139	2,622,566	5.91%
Unamortized deferred financing costs	(9,276)	83	—	(3,006)	(12,199)
Debt discounts (4)	(74,959)	251	—	—	(74,708)
Total mortgage and other indebtedness, net	$2,170,785	$(34,530)	$48,271	$351,133	$2,535,659

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

The weighted-average remaining term of our total share of consolidated and unconsolidated debt, excluding debt discounts and deferred financing costs, was 3.4 years and 2.6 years at March 31, 2026 and December 31, 2025, respectively. The weighted-average remaining term of our pro rata share of fixed-rate debt, excluding debt discounts and deferred financing costs, was 3.3 years and 3.2 years at March 31, 2026 and December 31, 2025, respectively.

As of March 31, 2026 and December 31, 2025, our total share of consolidated and unconsolidated variable-rate debt, excluding debt discounts and deferred financing costs, represented 10.9% and 28.7%, respectively, of our total pro rata share of debt, excluding debt discounts and deferred financing costs.

See Note 8 to the condensed consolidated financial statements for information concerning activity related to unconsolidated affiliates.

Equity

Our board of directors declared a $0.45 per share regular quarterly dividend for the first quarter of 2026 and a special dividend of $0.175 per share of common stock. The regular quarterly dividend was paid in cash on March 31, 2026, to shareholders of record as of March 17, 2026. The special dividend was paid in cash on April 17, 2026, to shareholders of record as of April 10, 2026. The special dividend was made as a result of improved cash flows following the refinancing of the prior secured term loan with the secured mall loan due 2031 and the secured lifestyle centers loan due 2032. The decision to declare and pay dividends on any outstanding shares of our common stock, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors and will depend on our earnings, taxable income, FFO, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our then-current indebtedness, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, Delaware law and such other factors as our board of directors deems relevant. Any dividends payable will be determined by our board of directors based upon the circumstances at the time of declaration. Our actual results of operations will be affected by a number of factors, including the revenues received from our properties, our operating expenses, interest expense, capital expenditures and the ability of the anchors and tenants at our properties to meet their obligations for payment of rents and tenant reimbursements.

Subsequent to March 31, 2026, our board of directors declared a regular cash dividend of $0.625 per share for the quarter ending June 30, 2026. See Note 15.

Capital Expenditures

The following table, which excludes expenditures for developments, redevelopments and expansions, summarizes our capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the three months ended March 31, 2026 compared to the same period in 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Tenant allowances (1)	$4,578	$6,543

Maintenance capital expenditures:
Parking area and parking area lighting	352	997
Roof replacements	76	1,276
Other capital expenditures	5,465	3,915
Total maintenance capital expenditures	5,893	6,188

Capitalized overhead	371	381

Capitalized interest	122	113

Total capital expenditures	$10,964	$13,225
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

Off-Balance Sheet Arrangements

Unconsolidated Affiliates

We have ownership interests in 24 unconsolidated affiliates as of March 31, 2026 that are described in Note 8 to the condensed consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the condensed consolidated balance sheets as investments in unconsolidated affiliates.

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

Our Annual Report on Form 10-K for the year ended December 31, 2025 contains a discussion of our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these policies and estimates during the three months ended March 31, 2026. Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The reconciliation of net income attributable to common shareholders to FFO allocable to Operating Partnership common unitholders for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income attributable to common shareholders	$45,403	$8,212
Noncontrolling interest in income of Operating Partnership	8	6
Earnings allocable to unvested restricted stock	(878)	—
Depreciation and amortization expense of:
Consolidated properties	38,098	45,541
Unconsolidated affiliates	3,144	3,432
Non-real estate assets	(213)	(247)
Noncontrolling interests' share of depreciation and amortization in other consolidated subsidiaries	(353)	(426)
Gain on depreciable property, net of taxes	—	(21,706)
FFO allocable to Operating Partnership common unitholders	85,209	34,812
Debt discount accretion, including our share of unconsolidated affiliates and net of noncontrolling interests' share (1)	5,679	9,207
Adjustment for unconsolidated affiliates with negative investment (2)	(2,884)	1,534
Non-cash default interest expense (3)	547	363
Gain on deconsolidation (4)	(35,334)	—
Loss on extinguishment of debt (5)	—	217
FFO allocable to Operating Partnership common unitholders, as adjusted	$53,217	$46,133

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
(3)
The three months ended March 31, 2026 and 2025 includes default interest on loans past their maturity date.
(4)
During the three months ended March 31, 2026, we deconsolidated Jefferson Mall due to a loss of control when the property was placed into receivership in connection with the foreclosure process.
(5)
During the three months ended March 31, 2025, we made a partial paydown on the 2032 non-recourse bank loan and recognized loss on extinguishment of debt related to a prepayment fee.

The increase in FFO, as adjusted, for the three months ended March 31, 2026 was primarily driven by the acquisition of four malls in July 2025 and one mall in March 2026. Also, interest expense was lower on the secured term loan because of pay downs since the prior-year period and the refinancing during the current-year period. Lastly, real estate tax refunds received and lower compensation and stock-based compensation expense in the current-year period as compared to the prior-year period contributed to the increase.

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

Interest Rate Risk

As discussed in greater detail in Note 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025, the Company uses interest rate swaps to manage its interest rate risk. Based on our proportionate share of consolidated and unconsolidated variable-rate debt at March 31, 2026, a 0.5% increase or decrease in interest rates on variable-rate debt would increase or decrease annual interest expense by approximately $1.4 million.

Based on our proportionate share of total consolidated, unconsolidated and other debt at March 31, 2026, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $28.8 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $29.5 million.

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

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations that are discussed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to such risk factors since the filing of our Annual Report.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
January 1–31, 2026	25,256		$34.86		25,256	$13,413
February 1–28, 2026	60,072	(2)	35.85	(3)	13,012	12,958
March 1–31, 2026	—		—		—	12,958
Total	85,328				38,268
(1)
In November 2025, our board of directors authorized the repurchase of up to $25.0 million of our outstanding common stock. This share repurchase program has an expiration date of November 5, 2026.
(2)
Includes 47,060 shares surrendered to us by employees to satisfy federal and state income tax requirements related to vesting of shares of restricted stock.
(3)
For the 47,060 shares surrendered to satisfy federal and state income tax requirements, $36.106 represented the weighted average of the average market values per share of the common stock on each applicable vesting date, which were used to determine the number of shares required to be surrendered to satisfy income tax withholding requirements.

ITEM 3: Defaults Upon Senior Securities

Not applicable.

ITEM 4: Mine Safety Disclosures

Not applicable.

ITEM 5: Other Information

During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Act).

ITEM 6: Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
10.1

Loan Agreement, dated March 13, 2026, between the Company, as a borrower and a guarantor, Goldman Sachs Bank USA, as a lender, related to the $425 million non-recourse loan (incorporated by reference from the Company's Current Report on Form 8-K, filed March 19, 2026).

10.2

Loan Agreement, dated March 27, 2026, between subsidiaries of the Operating Partnership, as borrowers, the Operating Partnership and subsidiaries of the Operating Partnership, as limited guarantors, and Beal Bank USA, as a lender, related to the $176 million floating-rate, non-recourse loan (incorporated by reference from the Company's Current Report on Form 8-K, filed April 2, 2026).

10.3

First Amended and Restated Credit Agreement between subsidiaries of the Operating Partnership, as borrowers, the Operating Partnership, as a limited guarantor, Beal Bank USA, as the initial lender, CLMG CORP., as administrative agent, and the other lenders party thereto, related to the amended and restated 2032 non-recourse bank loan (incorporated by reference from the Company's Current Report on Form 8-K, filed April 2, 2026).

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

CBL & ASSOCIATES PROPERTIES, INC.

Date: May 8, 2026	/s/ Benjamin W. Jaenicke
Benjamin W. Jaenicke
Executive Vice President -
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)