Form 10-Q
period 2026-06-30
CBL & ASSOCIATES PROPERTIES INC
filed 2026-08-07
CIK 910612

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

As of August 3, 2026, 30,942,757 shares of common stock were outstanding, excluding 34 treasury shares.

CBL & Associates Properties, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1: Condensed Consolidated Financial Statements (Unaudited)

CBL & Associates Properties, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
ASSETS (1)	2026	2025
Real estate assets:
Land	$601,547	$601,553
Buildings and improvements	1,646,866	1,619,988
	2,248,413	2,221,541
Accumulated depreciation	(389,994)	(355,900)
	1,858,419	1,865,641
Developments in progress	9,440	10,533
Net investment in real estate assets	1,867,859	1,876,174
Cash and cash equivalents	101,280	42,287
Restricted cash	101,340	110,665
Available-for-sale securities - at fair value (amortized cost of $201,402 and $292,646 as of June 30, 2026 and December 31, 2025, respectively)	201,169	293,087
Receivables:
Tenant	41,833	46,489
Other	1,692	1,562
Investments in unconsolidated affiliates	81,704	85,941
In-place leases, net	123,808	144,046
Intangible lease assets and other assets	116,533	128,848
	$2,637,218	$2,729,099
LIABILITIES AND EQUITY
Mortgage and other indebtedness, net	$2,034,011	$2,170,785
Accounts payable and accrued liabilities	180,968	193,640
Total liabilities (1)	2,214,979	2,364,425
Shareholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized, 30,942,757 and 30,322,052 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively (in each case, excluding 34 treasury shares)	31	30
Additional paid-in capital	686,163	687,424
Accumulated other comprehensive (loss) income	(48)	443
Accumulated deficit	(258,710)	(312,961)
Total shareholders' equity	427,436	374,936
Noncontrolling interests	(5,197)	(10,262)
Total equity	422,239	364,674
	$2,637,218	$2,729,099
(1)
As of June 30, 2026, includes $152,722 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $174,638 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. See Note 8.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUES:
Rental revenues	$142,014	$136,453	$283,387	$273,813
Management, development and leasing fees	1,159	1,357	2,768	2,674
Other	3,306	3,095	6,292	6,186
Total revenues	146,479	140,905	292,447	282,673
EXPENSES:
Property operating	(25,797)	(23,583)	(54,030)	(49,461)
Depreciation and amortization	(36,283)	(39,702)	(74,381)	(85,243)
Real estate taxes	(14,055)	(15,027)	(28,121)	(30,758)
Maintenance and repairs	(10,841)	(10,372)	(23,174)	(23,838)
General and administrative	(14,782)	(15,188)	(33,369)	(35,895)
Loss on impairment	—	(1,457)	—	(1,457)
Other	—	(30)	30	(30)
Total expenses	(101,758)	(105,359)	(213,045)	(226,682)
OTHER INCOME (EXPENSES):
Interest and other income	3,089	3,164	6,449	6,632
Interest expense	(42,716)	(43,959)	(82,615)	(88,184)
Loss on extinguishment of debt	—	—	—	(217)
Gain on deconsolidation	5,925	—	41,259	—
Gain on sales of real estate assets	13,633	1,339	15,035	22,871
Income tax (provision) benefit	(642)	(369)	588	102
Equity in earnings of unconsolidated affiliates	22,311	6,437	32,588	13,350
Total other income (expenses), net	1,600	(33,388)	13,304	(45,446)
Net income	46,321	2,158	92,706	10,545
Net (income) loss attributable to noncontrolling interests in:
Operating Partnership	(8)	(2)	(16)	(8)
Other consolidated subsidiaries	131	603	241	1,011
Net income attributable to the Company	46,444	2,759	92,931	11,548
Earnings allocable to unvested restricted stock	(1,086)	(192)	(2,170)	(769)
Net income attributable to common shareholders	$45,358	$2,567	$90,761	$10,779
Basic and diluted per share data attributable to common shareholders:
Basic earnings per share	$1.50	$0.08	$3.01	$0.35
Diluted earnings per share	1.47	0.08	2.95	0.35
Weighted-average basic shares	30,221	30,456	30,203	30,438
Weighted-average diluted shares	30,936	30,742	30,808	30,726

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands, except share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$46,321	$2,158	$92,706	$10,545

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap	63	(143)	183	(424)
Unrealized loss on available-for-sale securities	(211)	(176)	(674)	(370)
Comprehensive income	46,173	1,839	92,215	9,751
Comprehensive (income) loss attributable to noncontrolling interests in:
Operating Partnership	(8)	(2)	(16)	(8)
Other consolidated subsidiaries	131	603	241	1,011
Comprehensive income attributable to the Company	46,296	2,440	92,440	10,754
Earnings allocable to unvested restricted stock	(1,086)	(192)	(2,170)	(769)
Comprehensive income attributable to common shareholders	$45,210	$2,248	$90,270	$9,985

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Equity

(In thousands, except share data)

(Unaudited)

	Equity
	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2024	$31	$694,566	$782	$(371,833)	$323,546	$(10,682)	$312,864
Net income (loss)	—	—	—	8,789	8,789	(402)	8,387
Other comprehensive loss	—	—	(475)	—	(475)	—	(475)
Dividends declared - common stock	—	—	—	(37,123)	(37,123)	—	(37,123)
Issuance of 132,466 shares of restricted common stock	—	—	—	—	—	—	—
Issuance of 128,368 shares of common stock associated with performance stock units, net of shares withheld for tax	—	(2,548)	—	—	(2,548)	—	(2,548)
Distributions to noncontrolling interests	—	—	—	—	—	(183)	(183)
Amortization of deferred compensation	—	2,156	—	—	2,156	—	2,156
Compensation expense related to performance stock units	—	1,834	—	—	1,834	—	1,834
Cancellation of 36,384 shares of restricted common stock	—	(1,150)	—	—	(1,150)	—	(1,150)
Adjustments for noncontrolling interests	—	(3)	—	—	(3)	3	—
Balance, March 31, 2025	31	694,855	307	(400,167)	295,026	(11,264)	283,762
Net income (loss)	—	—	—	2,759	2,759	(601)	2,158
Other comprehensive loss	—	—	(319)	—	(319)	—	(319)
Dividends declared - common stock	—	—	—	(12,374)	(12,374)	—	(12,374)
Distributions to noncontrolling interests	—	—	—	—	—	(3)	(3)
Amortization of deferred compensation	—	2,308	—	—	2,308	—	2,308
Compensation expense related to performance stock units	—	1,981	—	—	1,981	—	1,981
Adjustments for noncontrolling interests	—	6	—	—	6	(6)	—
Balance, June 30, 2025	$31	$699,150	$(12)	$(409,782)	$289,387	$(11,874)	$277,513

	Equity
	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2025	$30	$687,424	$443	$(312,961)	$374,936	$(10,262)	$364,674
Net income (loss)	—	—	—	46,487	46,487	(102)	46,385
Other comprehensive loss	—	—	(343)	—	(343)	—	(343)
Dividends declared - common stock	—	—	—	(19,339)	(19,339)	—	(19,339)
Issuance of 563,415 shares of restricted common stock	1	(1)	—	—	—	—	—
Issuance of 144,619 shares of common stock associated with performance stock units, net of shares withheld for tax	—	(3,094)	—	—	(3,094)	—	(3,094)
Distributions to noncontrolling interests	—	—	—	—	—	(273)	(273)
Amortization of deferred compensation	—	1,700	—	—	1,700	—	1,700
Compensation expense related to performance stock units	—	664	—	—	664	—	664
Cancellation of 47,060 shares of restricted common stock	—	(1,699)	—	—	(1,699)	—	(1,699)
Repurchases of 38,268 shares of common stock	—	(1,336)	—	—	(1,336)	—	(1,336)
Adjustment for noncontrolling interests	—	6	—	—	6	(6)	—
Balance, March 31, 2026	31	683,664	100	(285,813)	397,982	(10,643)	387,339
Net income (loss)	—	—	—	46,444	46,444	(123)	46,321
Other comprehensive loss	—	—	(148)	—	(148)	—	(148)
Dividends declared - common stock	—	—	—	(19,341)	(19,341)	—	(19,341)
Distributions to noncontrolling interests	—	—	—	—	—	(11)	(11)
Cancellation of 2,001 shares of restricted common stock	—	—	—	—	—	—	—
Amortization of deferred compensation	—	1,727	—	—	1,727	—	1,727
Compensation expense related to performance stock units	—	769	—	—	769	—	769
Deconsolidation of investment	—	—	—	—	—	5,583	5,583
Adjustment for noncontrolling interests	—	3	—	—	3	(3)	—
Balance, June 30, 2026	$31	$686,163	$(48)	$(258,710)	$427,436	$(5,197)	$422,239

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$92,706	$10,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,381	85,243
Net amortization of deferred financing costs, discounts on available-for-sale securities and debt discounts	11,773	15,527
Net amortization of intangible lease assets and liabilities	5,355	6,346
Gain on sales of real estate assets	(15,035)	(22,871)
Gain on insurance proceeds	(84)	—
Write-off of development projects	—	27
Share-based compensation expense	4,860	8,279
Loss on impairment	—	1,457
Gain on deconsolidation	(41,259)	—
Loss on extinguishment of debt	—	217
Equity in earnings of unconsolidated affiliates	(32,588)	(13,350)
Distributions of earnings from unconsolidated affiliates	21,531	8,891
Change in estimate of uncollectable revenues	2,701	1,042
Deferred income tax provision	1,720	1,527
Changes in:
Tenant and other receivables	2,148	10,497
Other assets	645	(2,815)
Accounts payable and accrued liabilities	4,334	(10,615)
Net cash provided by operating activities	133,188	99,947
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(29,410)	(28,263)
Acquisitions of real estate assets	(43,761)	(6,158)
Net proceeds from sales of real estate assets	19,216	76,435
Purchases of available-for-sale securities	(471,038)	(110,634)
Redemptions of available-for-sale securities	561,149	164,235
Proceeds from insurance	1,212	—
Additional investments in and advances to unconsolidated affiliates	260	(100)
Distributions in excess of equity in earnings of unconsolidated affiliates	15,034	3,695
Changes in other assets	(1,086)	(1,155)
Net cash provided by investing activities	51,576	98,055
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	834,480	—
Principal payments on mortgage and other indebtedness	(901,352)	(93,659)
Additions to debt issuance costs	(23,129)	(270)
Repurchases of common stock	(1,336)	—
Payment of tax withholdings for restricted stock awards and performance stock units	(4,793)	(3,698)
Distributions to noncontrolling interests	(285)	(186)
Dividends paid to common shareholders	(38,681)	(49,497)
Net cash used in financing activities	(135,096)	(147,310)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	49,668	50,692
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	152,952	153,804
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$202,620	$204,496
Reconciliation from condensed consolidated statements of cash flows to condensed consolidated balance sheets:
Cash and cash equivalents	$101,280	$100,325
Restricted cash:
Restricted cash	31,489	43,926
Mortgage escrows	69,851	60,245
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$202,620	$204,496

SUPPLEMENTAL INFORMATION
Cash paid for interest, net of amounts capitalized	$66,288	$68,025

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

As of June 30, 2026, the Operating Partnership owned interests in the following properties:

	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	Other (1)(2)	Total
Consolidated Properties	43	1	3	18	3	68
Unconsolidated Properties (3)	5	4	1	6	2	18
Total	48	5	4	24	5	86

(1)
Included in “All Other” for purposes of segment reporting.
(2)
CBL's two consolidated corporate office buildings are included in the Other category.
(3)
The Operating Partnership accounts for these investments using the equity method.

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. As of June 30, 2026, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.00% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 98.98% limited partner interest for a combined interest held by CBL of 99.98%. As of June 30, 2026, third parties owned a 0.02% limited partner interest in the Operating Partnership.

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

The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. All intercompany transactions have been eliminated. The results for the interim period ended June 30, 2026 are not necessarily indicative of the results to be obtained for the full fiscal year.

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

Note 3 – Revenues

Revenues

The following table presents the Company's revenues disaggregated by revenue source for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Rental revenues	$142,014	$136,453	$283,387	$273,813
Revenues from contracts with customers:
Operating expense reimbursements (see table below)	2,075	1,747	4,189	3,689
Management, development and leasing fees (1)	1,159	1,357	2,768	2,674
Marketing revenues (see table below)	731	758	1,297	1,109
	3,965	3,862	8,254	7,472

Other revenues	500	590	806	1,388
Total revenues (2)	$146,479	$140,905	$292,447	$282,673

(1)
Included in All Other segment.
(2)
Sales taxes are excluded from revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
Operating expense reimbursements detail:	2026	2025	2026	2025
Malls	$1,826	$1,485	$3,521	$3,135
Lifestyle Centers	175	164	349	335
Open-Air Centers	80	89	219	167
All Other	(6)	9	100	52
	$2,075	$1,747	$4,189	$3,689

	Three Months Ended June 30,		Six Months Ended June 30,
Marketing revenues detail:	2026	2025	2026	2025
Malls	$668	$716	$1,213	$1,036
Lifestyle Centers	61	40	80	69
Outlet Centers	2	2	4	4
	$731	$758	$1,297	$1,109

See Note 10 for information on the Company's segments.

Revenues from Contracts with Customers

Outstanding Performance Obligations

The Company has outstanding performance obligations related to certain noncancelable contracts with customers for which it will receive fixed operating expense reimbursements for providing certain maintenance and other services as described above. As of June 30, 2026, the Company expects to recognize these amounts as revenue over the following periods:

Performance obligation	Less than 5 years	5-20 years	Over 20 years	Total
Fixed operating expense reimbursements	$19,875	$45,730	$41,948	$107,553

The Company evaluates its performance obligations each period and makes adjustments to reflect any known additions or cancellations. Performance obligations related to variable consideration, which is based on sales, are constrained.

Note 4 – Leases

The components of rental revenues for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fixed lease payments	$115,933	$107,552	$229,378	$225,073
Variable lease payments	26,081	28,901	54,009	48,740
Total rental revenues	$142,014	$136,453	$283,387	$273,813

The undiscounted future fixed lease payments to be received under the Company's operating leases as of June 30, 2026, are as follows:

Years Ending December 31,
2026 (1)	$232,349
2027	394,494
2028	310,381
2029	234,157
2030	178,998
2031	130,595
Thereafter	394,825
Total undiscounted lease payments	$1,875,799
(1)
Reflects rental payments for the period July 1, 2026 to December 31, 2026.

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

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments. The estimated fair value of mortgage and other indebtedness was $2,002,320 and $2,084,706 as of June 30, 2026 and December 31, 2025, respectively. The fair value of mortgage and other indebtedness was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently.

Fair Value Measurements on a Recurring Basis

The Company uses interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows. This analysis reflects the contractual terms of the interest rate swap, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company's derivative contracts for the effect of nonperformance risk, it has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. In accordance with ASU 2011-04, the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate swap fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate swap utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contract, which determination was based on the fair value of the individual contract, was not significant to the overall valuation. As a result, the Company's interest rate swap held as of June 30, 2026 and December 31, 2025 was classified as Level 2 of the fair value hierarchy.

The following tables set forth information regarding the Company's interest rate swap that was designated as a cash flow hedge of interest rate risk for the six months ended June 30, 2026 and the year ended December 31, 2025. See Note 9 for more information.

		Fair Value Measurements at Reporting Date Using
Asset	Fair Value at June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap	$185	$—	$185	$—

		Fair Value Measurements at Reporting Date Using
Asset	Fair Value at December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap	$2	$—	$2	$—

During the six months ended June 30, 2026, the Company has continued to reinvest the cash from maturing U.S. Treasury securities into new U.S. Treasury securities. The Company designated the U.S. Treasury securities as available-for-sale (“AFS”). The table below sets forth information regarding the Company’s AFS securities that were measured at fair value for the six months ended June 30, 2026 and for the year ended December 31, 2025:

U.S. Treasury securities	June 30, 2026	December 31, 2025
Amortized cost (1)	$201,402	$292,646
Allowance for credit losses (2)	—	—
Total unrealized (loss) gain	(233)	441
Fair value (3)	$201,169	$293,087
(1)
The U.S. Treasury securities held as of June 30, 2026 have maturities through May 2027.
(2)
U.S. Treasury securities have a long history with no credit losses. Additionally, the Company notes that U.S. Treasury securities are explicitly fully guaranteed by a sovereign entity that can print its own currency and that the sovereign entity’s currency is routinely held by central banks and other major financial institutions, is used in international commerce, and commonly viewed as a reserve currency, all of which qualitatively indicate that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. Therefore, the Company did not record expected credit losses for its U.S. Treasury securities for the six months ended June 30, 2026, nor for the year ended December 31, 2025.
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

The Company did not record loss on impairment for the three or six months ended June 30, 2026.

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
(1)
At the acquisition date, the weighted average amortization period of the acquired intangible assets and liabilities was 4.5 years for in-place leases, 2.6 years for above-market leases and 4.6 years for below-market leases.

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

2026 Dispositions

During the three months ended June 30, 2026, the Company realized a gain of $13,633 related to the sale of seven outparcels (April 2026 and June 2026). During the six months ended June 30, 2026, the Company realized a gain of $15,035 related to the sale of eight outparcels (January 2026, April 2026 and June 2026). For the three and six months ended June 30, 2026, gross proceeds from sales of real estate assets were $19,202 and $20,696, respectively.

2025 Dispositions

During the three months ended June 30, 2025, the Company realized a gain of $1,339 primarily related to the sale of an outparcel. During the six months ended June 30, 2025, the Company realized a gain of $22,871 primarily related to the sales of Imperial Valley Mall (February 2025), Annex at Monroeville (January 2025), Monroeville Mall (January 2025), three outparcels associated with the Monroeville Mall properties (January 2025), a land parcel associated with Imperial Valley Mall (February 2025) and an outparcel (April 2025). For the three and six months ended June 30, 2025, gross proceeds from sales of real estate assets were $5,000 and $77,100, respectively, which were used to partially paydown the secured term loan and the 2032 non-recourse bank loan. See Note 9 for more information. The Company recorded a loss on impairment related to the sale of 840 Greenbrier Circle. See Note 5 for more information.

Held-for-Sale

As of June 30, 2026 and December 31, 2025, there were no properties that met the criteria to be classified as held-for-sale.

Note 8 – Unconsolidated Affiliates and Noncontrolling Interests

Unconsolidated Affiliates

At June 30, 2026, the Company had investments in 24 entities, which are accounted for using the equity method of accounting. All investments in unconsolidated affiliates were similar in nature and the entities all were developing or held and operated real estate assets.

The Company had three unconsolidated affiliates with its ownership interests ranging from 33% to 49%, 15 unconsolidated affiliates owned in 50/50 joint ventures and three unconsolidated affiliates with ownership interests of 65%.

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

Additionally, the Company deconsolidated three investments, Jefferson Mall (100% ownership), The Outlet Shoppes at Gettysburg (50% ownership) and Southpark Mall (100% ownership), as a result of losing control when the properties went into receivership.

2026 Activity - Unconsolidated Affiliates

Coastal Grand-DSG LLC

In April 2026, the Company and its joint venture partner closed on a $6,581 non-recourse, five-year loan secured by Coastal Grand Mall - Dick's Sporting Goods, which bears a fixed interest rate of 6.17%. Proceeds from the new loan were used to retire the previous loan.

Jefferson Mall CMBS, LLC

In January 2026, the loan secured by Jefferson Mall entered default. In February 2026, the property was placed into receivership and the Company deconsolidated the property due to a loss of control. For the six months ended June 30, 2026, the Company recognized gain on deconsolidation of $35,334. The Company anticipates returning the property to the lender.

Gettysburg Outlet Center CMBS, LLC

The loan secured by The Outlet Shoppes at Gettysburg matured in October 2025. In May 2026, the property was placed into receivership and the Company deconsolidated the property due to a loss of control. For the three and six months ended June 30, 2026, the Company recognized a gain on deconsolidation of $5,925. The Company anticipates returning the property to the lender.

West Melbourne Town Center LLC

In May 2026, the Company and its joint venture partner sold Hammock Landing for $78,500, including the buyer assuming the $43,827 loan. The Company recognized a gain of $12,107, within equity in earnings in the condensed consolidated statements of operations, related to the sale.

York Town Center Holding, LP

In June 2026, the loan secured by York Town Center was extended for four months through October 2026.

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

York Town Center Holding, LP

In March 2025, the loan secured by York Town Center was extended for six months through September 2025. In August 2025, the loan secured by York Town Center was extended through June 2026 and the interest rate was increased to 6%

Condensed Combined Financial Statements - Unconsolidated Affiliates

Condensed combined financial statement information of the unconsolidated affiliates is as follows:

	June 30, 2026	December 31, 2025
ASSETS:
Investment in real estate assets	$1,190,238	$1,255,163
Accumulated depreciation	(558,942)	(574,364)
	631,296	680,799
Developments in progress	3,643	1,315
Net investment in real estate assets	634,939	682,114
Other assets	124,244	135,138
Total assets	$759,183	$817,252
LIABILITIES:
Mortgage and other indebtedness, net	$730,242	$715,013
Other liabilities	31,994	23,468
Total liabilities	762,236	738,481
OWNERS' EQUITY:
The Company	63,836	78,016
Other investors	(66,889)	755
Total owners' equity	(3,053)	78,771
Total liabilities and owners’ equity	$759,183	$817,252

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenues	$47,008	$43,636	$92,701	$88,838
Net income (1)	$32,261	$9,556	$40,021	$52,546

(1)
The Company's pro rata share of net income was $22,311 and $6,437 for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, the Company's pro rata share of net income was $32,588 and $13,350, respectively.

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

Consolidated VIEs

As of June 30, 2026, the Company had investments in nine consolidated VIEs with ownership interests ranging from 50% to 92%.

Unconsolidated VIEs

The table below lists the Company's unconsolidated VIEs as of June 30, 2026:

Unconsolidated VIEs:	Investment in Real Estate Joint Ventures and Partnerships	Maximum Risk of Loss
Ambassador Infrastructure, LLC (1)	$—	$1,012
Atlanta Outlet JV, LLC	—	—
El Paso Outlet Center Holding, LLC	—	—
Gettysburg Outlet Center Holding, LLC (2)	—	—
Jefferson Mall CMBS, LLC (3)	—	—
Louisville Outlet Shoppes, LLC	—	—
Mall of South Carolina L.P.	—	—
Southpark Mall CMBS, LLC (4)	—	—
Vision - CBL Hamilton Place, LLC	3,532	3,532
Vision - CBL Mayfaire TC Hotel, LLC	5,641	5,641
	$9,173	$10,185

(1)
The Operating Partnership has guaranteed all of the debt.
(2)
During the three and six months ended June 30, 2026, the property was placed into receivership.
(3)
During the six months ended June 30, 2026, the property was placed into receivership.
(4)
During the year ended December 31, 2025, the property was placed into receivership.

Note 9 – Mortgage and Other Indebtedness, Net

CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries that it has a direct or indirect ownership interest in are the borrowers on all the Company's debt. At June 30, 2026, all the Company's consolidated debt is non-recourse.

The Company’s mortgage and other indebtedness, net, consisted of the following:

	June 30, 2026		December 31, 2025
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
2032 non-recourse bank loan (2)	$367,956	7.70%	$367,956	7.70%
Non-recourse secured mall loan due 2031	423,853	7.40%	—	—
Non-recourse loans on operating properties	1,050,833	5.52%	1,133,962	4.64%
Total fixed-rate debt	1,842,642	6.39%	1,501,918	5.39%
Variable-rate debt:
Non-recourse, secured term loan	—	—	646,722	6.74%
2032 non-recourse bank loan (2)	75,000	7.72%	75,000	7.97%
Non-recourse secured lifestyle centers loan due 2032	176,080	7.72%	—	—
Non-recourse loan on an operating property	30,680	7.37%	31,380	7.62%
Total variable-rate debt	281,760	7.68%	753,102	6.90%
Total fixed-rate and variable-rate debt	2,124,402	6.56%	2,255,020	5.89%
Unamortized deferred financing costs	(29,708)		(9,276)
Debt discounts (3)	(60,683)		(74,959)
Total mortgage and other indebtedness, net	$2,034,011		$2,170,785
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

(3)
In conjunction with the acquisition of the Company's partner's 50% joint venture interests in CoolSprings Galleria, Oak Park Mall and West County Center and the implementation of fresh start accounting upon emergence from bankruptcy, the Company estimated the fair value of its mortgage notes with the assistance of a third-party valuation advisor. This resulted in recognizing a debt discount, which is accreted over the term of the respective debt using the effective interest method. The remaining debt discounts at June 30, 2026 will be accreted over a weighted average period of 4.2 years.

Non-recourse loans on operating properties, the 2032 non-recourse bank loan, the non-recourse secured mall loan due 2031 and the non-recourse secured lifestyle centers loan due 2032 include loans that are secured by properties owned by the Company that have a carrying value of $1,711,536 at June 30, 2026.

2026 Loan Activity

In January 2026, the loan secured by Jefferson Mall entered default. In February 2026, the Company deconsolidated the property when the property entered receivership. See Note 8.

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

In April 2026, the Company closed on a $43,000 non-recourse, five-year loan secured by Northwoods Mall, which bears a fixed interest rate of 9.12%. Proceeds from the new loan were used to retire the previous loan. Under the previous loan, cash flows were being swept by the lender.

In May 2026, the loan secured by Arbor Place entered maturity default. The Company intends to cooperate with the foreclosure or conveyance of the property in satisfaction of the debt.

In May 2026, the Company closed on a $97,500 non-recourse, five-year loan secured by Fayette Mall, which bears a fixed interest rate of 7.25%. Proceeds from the new loan were used to retire the previous loan.

In May 2026, the $19,438 loan ($9,719 at the Company's share) secured by Outlet Shoppes at Gettysburg, which matured in October 2025, was deconsolidated by the Company in conjunction with the property entering receivership. See Note 8.

In May 2026, the Company entered into a $71,900 non-recourse, five-year loan secured by Hamilton Place, which bears a fixed interest rate of 6.85%. Proceeds from the new loan were used to retire the previous loan.

In May 2026, the loan secured by Volusia Mall was modified, which extends the maturity date through October 2026.

In June 2026, the lender notified the Company that the loan secured by The Outlet Shoppes at Laredo was in default. Subsequent to June 30, 2026, the loan was extended through November 2026. See Note 15.

2025 Loan Activity

In January 2025, a portion of the proceeds from the sale of Monroeville Mall and the Annex at Monroeville were used to paydown the 2032 non-recourse bank loan by $7,107.

In February 2025, a portion of the proceeds from the sale of Imperial Valley Mall were used to paydown the secured term loan principal balance by $41,116.

In March 2025, the loan secured by Cross Creek Mall was modified to extend the maturity date to August 2025. In July 2025, the Company closed on a new $78,000, five-year non-recourse loan secured by Cross Creek Mall. The new loan bears a fixed interest rate of 6.86%.

In March 2025, the lender notified the Company that the loan secured by The Outlet Shoppes at Laredo was in default. In September 2025, the loan was extended through June 2026 and the loan default was cured.

In May 2025, the Company exercised the one-year extension option on the loan secured by Fayette Mall.

Scheduled Principal Payments

As of June 30, 2026, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, are as follows:

2026 (1)	$180,344
2027	21,653
2028	145,913
2029	20,069
2030	929,295
2031	606,470
Thereafter	58,699
Total	1,962,443
Principal balance of loans with maturity dates prior to June 30, 2026 (2)	161,959
Total mortgage and other indebtedness	$2,124,402

(1)
Reflects scheduled principal amortization for the period July 1, 2026 through December 31, 2026.
(2)
Represents the aggregate principal balance as of June 30, 2026 of the loans secured by Arbor Place, Parkdale Mall and Parkdale Crossing and The Outlet Shoppes at Laredo, which are in default. The loan secured by Parkdale Mall and Parkdale Crossing matured in March 2026 and had a balance of $48,285 as of June 30, 2026. The loan secured by Arbor Place matured in May 2026 and had a balance of $82,994 as of June 30, 2026. The loan secured by The Outlet Shoppes at Laredo matured in June 2026 and had a balance of $30,680 as of June 30, 2026. The Company anticipates returning Parkdale Mall and Parkdale Crossing and Arbor Place to the lenders in satisfaction of the debt. Subsequent to June 30, 2026, the loan secured by The Outlet Shoppes at Laredo was extended through November 2026. See Note 15.

Of the $180,344 of scheduled principal payments for the remainder of 2026, $169,985 relates to the maturing principal balances of loans secured by Volusia Mall and West County Center.

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

Instrument Type	Location in the Condensed Consolidated Balance Sheet	Notional	Index	Fair Value at June 30, 2026	Maturity Date
Pay fixed/Receive variable swap	Intangible lease assets and other assets	$32,000	1-month USD-SOFR CME	$185	Jun-27

	Three Months Ended June 30,		Six Months Ended June 30,
Hedging Instrument - Interest Rate Swap	2026	2025	2026	2025
Gain (loss) recognized in other comprehensive income (loss)	$63	$(143)	$183	$(424)
Gain recognized in earnings (1)	$28	$82	$58	$163
(1)
Gain reclassified from accumulated other comprehensive income into earnings shown in interest expense.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that $185 will be reclassified from other comprehensive income (loss) as a decrease to interest expense.

The Company has an agreement with each derivative counterparty that contains a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of June 30, 2026, the Company did not have any derivatives with a fair value in a net liability position including accrued interest but excluding any adjustment for nonperformance risk. As of June 30, 2026, the Company has posted $1,920 of cash collateral related to the interest rate swap. The Company is not in breach of any agreement provisions.

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

Information on the Company's reportable segments is presented as follows:

Three Months Ended June 30, 2026	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	Total Reportable Segments	All Other (1)	Consolidation Adjustments (2)	Consolidated Total
Revenues (3)	$123,270	$8,428	$12,953	$13,495	$158,146	$8,876	$(20,543)	$146,479
Property operating expenses (4)	(44,237)	(3,122)	(3,203)	(2,760)	(53,322)
Interest and other income	487	12	58	65	622
Segment net operating income	$79,520	$5,318	$9,808	$10,800	105,446
All other segment net operating income (1)					9,034
Consolidation adjustments (2)					(15,605)
Interest expense					(42,716)
Gain on sales of real estate assets					13,633
Depreciation and amortization					(36,283)
General and administrative expense					(14,782)
Gain on deconsolidation					5,925
Income tax provision					(642)
Equity in earnings of unconsolidated affiliates					22,311
Net income					$46,321

Three Months Ended June 30, 2025	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	Total Reportable Segments	All Other (1)	Consolidation Adjustments (2)	Consolidated Total
Revenues (3)	$114,207	$8,531	$12,677	$18,270	$153,685	$8,116	$(20,896)	$140,905
Property operating expenses (4)	(41,184)	(3,420)	(3,693)	(3,763)	(52,060)
Interest and other income	90	13	58	168	329
Segment net operating income	$73,113	$5,124	$9,042	$14,675	101,954
All other segment net operating income (1)					9,054
Consolidation adjustments (2)					(15,921)
Interest expense					(43,959)
Gain on sales of real estate assets					1,339
Other					(30)
Depreciation and amortization					(39,702)
General and administrative expense					(15,188)
Loss on impairment					(1,457)
Income tax provision					(369)
Equity in earnings of unconsolidated affiliates					6,437
Net income					$2,158

Six Months Ended June 30, 2026	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	Total Reportable Segments	All Other (1)	Consolidation Adjustments (2)	Consolidated Total
Revenues (3)	$245,477	$16,928	$25,478	$27,886	$315,769	$17,317	$(40,639)	$292,447
Property operating expenses (4)	(92,320)	(6,238)	(6,902)	(5,829)	(111,289)
Interest and other income	891	22	72	201	1,186
Segment net operating income	$154,048	$10,712	$18,648	$22,258	205,666
All other segment net operating income (1)					18,114
Consolidation adjustments (2)					(30,209)
Interest expense					(82,615)
Gain on sales of real estate assets					15,035
Other					30
Depreciation and amortization					(74,381)
General and administrative expense					(33,369)
Gain on deconsolidation					41,259
Income tax benefit					588
Equity in earnings of unconsolidated affiliates					32,588
Net income					$92,706

Six Months Ended June 30, 2025	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	Total Reportable Segments	All Other (1)	Consolidation Adjustments (2)	Consolidated Total
Revenues (3)	$230,116	$17,123	$24,811	$35,867	$307,917	$16,259	$(41,503)	$282,673
Property operating expenses (4)	(88,836)	(6,507)	(7,482)	(7,442)	(110,267)
Interest and other income	308	25	58	340	731
Segment net operating income	$141,588	$10,641	$17,387	$28,765	198,381
All other segment net operating income (1)					18,532
Consolidation adjustments (2)					(31,665)
Interest expense					(88,184)
Other					(30)
Gain on sales of real estate assets					22,871
Depreciation and amortization					(85,243)
General and administrative expense					(35,895)
Loss on extinguishment of debt					(217)
Loss on impairment					(1,457)
Income tax benefit					102
Equity in earnings of unconsolidated affiliates					13,350
Net income					$10,545

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

The following table presents the calculation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic earnings per share
Net income attributable to the Company	$46,444	$2,759	$92,931	$11,548
Less: Earnings allocable to unvested restricted stock	(1,086)	(192)	(2,170)	(769)
Net income attributable to common shareholders	45,358	2,567	90,761	10,779
Weighted-average basic shares outstanding	30,221	30,456	30,203	30,438
Net income per share attributable to common shareholders	$1.50	$0.08	$3.01	$0.35

Diluted earnings per share (1)
Net income attributable to common shareholders	$45,358	$2,567	$90,761	$10,779
Dilutive impact of unvested restricted stock	—	—	28	—
Net income attributable to common shareholders, net of dilutive impact	45,358	2,567	90,789	10,779
Weighted-average diluted shares outstanding	30,936	30,742	30,808	30,726
Net income per share attributable to common shareholders	$1.47	$0.08	$2.95	$0.35

(1)
For the three months ended June 30, 2026, the computation of diluted EPS includes contingently issuable shares related to PSUs that are calculated under the treasury stock method. For the three months ended June 30, 2026, the computation of diluted EPS does not include contingently issuable shares related to unvested restricted stock awards due to their anti-dilutive nature. For the three months ended June 30, 2026, had the anti-dilutive unvested restricted stock awards been dilutive, the denominator for diluted EPS would have been 31,436, including 501 contingently issuable shares related to unvested restricted stock awards. For the six months ended June 30, 2026, the computation of diluted EPS includes contingently issuable shares related to PSUs and unvested restricted stock awards that are calculated under the treasury stock method. For the six months ended June 30, 2026, the computation of diluted EPS does not include contingently issuable shares related to certain unvested restricted stock awards due to their anti-dilutive nature. For the six months ended June 30, 2026, had the anti-dilutive unvested restricted stock awards been dilutive, the denominator for diluted EPS would have been 31,279, including 470 contingently issuable shares related to unvested restricted stock awards. For the three and six months ended June 30, 2025, the computation of diluted EPS includes contingently issuable shares related to PSUs calculated under the treasury stock method. For the three and six months ended June 30, 2025, the computation of diluted EPS does not include contingently issuable shares related to unvested restricted stock awards due to their anti-dilutive nature. For the three and six months ended June 30, 2025, had the contingently issuable shares been dilutive, the denominator for diluted EPS would have been 30,833 and 30,828, respectively, including 91 and 102 contingently issuable shares related to unvested restricted stock awards, respectively.

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

Note 13 – Share-Based Compensation

Restricted Stock Awards

Compensation expense is recognized on a straight-line basis over the requisite service period. The share-based compensation expense related to restricted stock awards granted under the CBL & Associates Properties, Inc. 2021 Equity Incentive Plan ("EIP") was $1,701 and $3,374 for the three and six months ended June 30, 2026, respectively. The share-based compensation expense related to restricted stock awards granted under the CBL & Associates Properties, Inc. 2021 EIP was $2,276 and $4,402 for the three and six months ended June 30, 2025, respectively. Share-based compensation cost capitalized as part of real estate assets was $26 and $53, for the three and six months ended June 30, 2026, respectively. Share-based compensation cost capitalized as part of real estate assets was $32 and $62 for the three and six months ended June 30, 2025, respectively. Share-based compensation cost resulting from share-based awards is recorded at the Management Company, which is a taxable entity.

A summary of the status of the Company’s unvested restricted stock awards as of June 30, 2026, and changes during the six months ended June 30, 2026, are presented below:

	Shares	Weighted- Average Grant-Date Fair Value Per Share
Unvested at January 1, 2026	338,056	$28.35
Granted	171,158	$36.05
2023 PSUs earned and granted as restricted stock	392,257	$38.79
Vested	(177,834)	$27.46
Forfeited	(2,001)	$32.20
Unvested at June 30, 2026	721,636	$36.06

The total grant date fair value of the 2023 PSUs that were earned and were granted as restricted stock awards was $15,214 and the total grant date fair value of the remaining restricted stock awards granted during the six months ended June 30, 2026 was $6,169. The total fair value of restricted stock awards that vested during the six months ended June 30, 2026 was $6,437.

Performance Stock Unit Awards

Compensation cost for the PSUs granted in February 2023, February 2024, February 2025 and February 2026 is recognized on a straight-line basis over the service period since it is longer than the performance period. The resulting expense is recorded regardless of whether any PSU awards are earned as long as the required service period is met. Share-based compensation expense related to the PSUs granted under the 2021 Equity Incentive Plan was $769 and $1,433 for the three and six months ended June 30, 2026, respectively. Share-based compensation expense related to the PSUs granted under the 2021 Equity Incentive Plan was $1,981 and $3,815 for the three and six months ended June 30, 2025, respectively.

A summary of the status of the Company’s outstanding PSU awards as of June 30, 2026, and changes during the six months ended June 30, 2026, are presented below:

	PSUs	Weighted- Average Grant-Date Fair Value Per Share
Unearned at January 1, 2026	535,849	$31.78
2026 PSUs granted	111,528	$29.22
Incremental PSUs granted (1)	13,037	$43.69
Earned (2)	(196,128)	$36.21
Unearned at June 30, 2026	464,286	$29.63
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

The total grant-date fair value of PSU awards granted during the six months ended June 30, 2026 was $3,259.

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

As of June 30, 2026, there was $16,879 of total unrecognized compensation cost related to unvested restricted stock awards and PSUs, which is expected to be recognized over a weighted-average period of 2.3 years.

Note 14 – Noncash Investing and Financing Activities

The Company’s noncash investing and financing activities were as follows:

	Six Months Ended June 30,
	2026	2025
Additions to real estate assets accrued but not yet paid	$11,953	$11,792
Deconsolidation upon loss of control (1):
Decrease in real estate assets	(15,638)	—
Decrease in mortgage and other indebtedness	60,357	—
Decrease in operating assets and liabilities	3,070	—
Decrease in intangible lease and other assets	(948)	—
Decrease in noncontrolling interest and joint venture interest	(5,582)
(1)
See Note 8 for more information.

Note 15 – Subsequent Events

In July 2026, the Company redeemed $28,766 in U.S. Treasury securities and purchased $95,249 in new U.S. Treasury securities.

In August 2026, the loan secured by The Outlet Shoppes at Laredo was extended through November 2026. In conjunction with the extension, the Company's joint venture partner funded an $850 paydown of the loan.

In August 2026, the Company announced a cash dividend of $0.625 per common share for the third quarter ending September 30, 2026.

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

Executive Overview

We are a self-managed, self-administered, fully integrated REIT that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, outlet centers, lifestyle centers, open-air centers and other properties. See Note 1 to the condensed consolidated financial statements for information on our property interests as of June 30, 2026. We have elected to be taxed as a REIT for federal income tax purposes.

The following summarizes our net income and net income attributable to common shareholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$46,321	$2,158	$92,706	$10,545
Net income attributable to common shareholders	$45,358	$2,567	$90,761	$10,779

Significant items that affected comparability between the three-month periods include:

•
Items increasing net income for the three months ended June 30, 2026 compared to the prior-year period:
•
Rental revenues were $5.6 million higher;
•
Gain on deconsolidation was $5.9 million higher;
•
Depreciation and amortization expense was $3.4 million lower;
•
Interest expense was $1.2 million lower;
•
Equity in earnings was $15.9 million higher;
•
Gain on sales of real estate assets was $12.3 million higher; and
•
Loss on impairment was $1.5 million lower.
•
Items decreasing net income for the three months ended June 30, 2026 compared to the prior-year period:
•
Property operating expense was $2.2 million higher.

Significant items that affected comparability between the six-month periods include:

•
Items increasing net income for the six months ended June 30, 2026 compared to the prior-year period:
•
Rental revenues were $9.6 million higher;
•
Gain on deconsolidation was $41.3 million higher;
•
Depreciation and amortization expense was $10.9 million lower;
•
Interest expense was $5.6 million lower;
•
Equity in earnings was $19.2 million higher;
•
Real estate tax expense was $2.6 million lower;
•
General and administrative expense was $2.5 million lower; and
•
Loss on impairment was $1.5 million lower.
•
Items decreasing net income for the six months ended June 30, 2026 compared to the prior-year period:
•
Gain on sales of real estate assets was $7.8 million lower; and
•
Property operating expense was $4.6 million higher.

Our focus is on continuing to execute our strategy to improve occupancy, drive rent growth and transform the offerings available at our properties to include a targeted mix of retail, service, dining, entertainment and other non-retail uses, primarily through the re-tenanting of former anchor locations as well as diversification of in-line tenancy. This operational strategy is also supported by our balance sheet strategy of reducing overall debt, extending our debt maturity schedule and lowering our overall cost of borrowings to limit maturity risk, as well as improving net cash flow and enhancing enterprise value. During the first half of 2026, we reduced our debt balance and extended our debt maturity schedule through refinancings, such as the refinancing of the $634.0 million secured term loan with two new loans, which extended the maturity date five years. Additionally, we acquired Gateway Mall in Lincoln, NE for approximately $43.8 million and sold Hammock Landing for $78.5 million consistent with our strategic focus on growing our mall portfolio and increasing cash flow through capital recycling.

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

Results of Operations

Properties that were in operation for the entire year during 2025 and the six months ended June 30, 2026 are referred to as the "Comparable Properties." Since January 2025, we have acquired, deconsolidated and disposed of the following properties:

Acquisitions

Property	Location	Date of Acquisition
Ashland Town Center	Ashland, KY	July 2025
Mesa Mall	Grand Junction, CO	July 2025
Paddock Mall	Ocala, FL	July 2025
Southgate Mall	Missoula, MT	July 2025
Gateway Mall	Lincoln, NE	March 2026

Deconsolidations

Property	Location	Date of Deconsolidation
Southpark Mall	Colonial Heights, VA	July 2025
Jefferson Mall	Louisville, KY	February 2026
The Outlet Shoppes at Gettysburg	Gettysburg, PA	May 2026

Dispositions

Property	Location	Date of Disposition
Monroeville Mall	Monroeville, PA	January 2025
Annex at Monroeville	Monroeville, PA	January 2025
Imperial Valley Mall	El Centro, CA	February 2025
840 Greenbrier Circle	Chesapeake, VA	June 2025
The Promenade	D'Iberville, MS	July 2025
Fremaux Town Center (1)	Slidell, LA	October 2025
Hammock Landing (1)	West Melbourne, FL	May 2026
(1)
The property was owned by a joint venture that was accounted for using the equity method of accounting and was included in equity in earnings of unconsolidated affiliates in the accompanying condensed consolidated statements of operations.

We consider properties undergoing major redevelopment, properties being considered for repositioning, properties where we intend to renegotiate the terms of the debt secured by the related property or return the property to the lender as non-core. As of June 30, 2026, Arbor Place, Brookfield Square, Eastland Mall, Harford Mall, Jefferson Mall, Laurel Park Place, Old Hickory Mall, Parkdale Mall, Parkdale Crossing, Southpark Mall, The Outlet Shoppes at Gettysburg and York Galleria were designated as non-core.

Comparison of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025

Revenues

	Three Months Ended June 30,
	2026	2025	Change	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	All Other
Rental revenues	$142,014	$136,453	$5,561	$8,458	$(144)	$(226)	$(2,559)	$32
Management, development and leasing fees	1,159	1,357	(198)	—	—	—	—	(198)
Other	3,306	3,095	211	81	46	14	28	42
Total revenues	$146,479	$140,905	$5,574	$8,539	$(98)	$(212)	$(2,531)	$(124)

Rental revenues increased primarily due to the acquisition of four malls in July 2025 and one mall in March 2026, which resulted in an increase of $11.6 million during the current-year period. The increase was partially offset by $6.4 million of rental revenues associated with properties sold or deconsolidated since the prior-year period. Also, rental revenues at the comparable properties increased $0.9 million compared to the prior-year period.

Operating Expenses

	Three Months Ended June 30,
	2026	2025	Change	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	All Other
Property operating	$(25,797)	$(23,583)	$(2,214)	$(1,926)	$17	$175	$291	$(771)
Real estate taxes	(14,055)	(15,027)	972	41	31	601	242	57
Maintenance and repairs	(10,841)	(10,372)	(469)	(574)	(8)	(63)	136	40
Property operating expenses	(50,693)	(48,982)	(1,711)	(2,459)	40	713	669	(674)
Depreciation and amortization	(36,283)	(39,702)	3,419	2,084	71	289	713	262
General and administrative	(14,782)	(15,188)	406	—	—	—	—	406
Loss on impairment	—	(1,457)	1,457	—	—	—	—	1,457
Other	—	(30)	30	30	—	—	—	—
Total operating expenses	$(101,758)	$(105,359)	$3,601	$(345)	$111	$1,002	$1,382	$1,451

Property operating expenses increased primarily due to the acquisition of four malls in July 2025 and one mall in March 2026, which resulted in an increase of $2.6 million during the current-year period. Also, property operating expenses increased at the comparable properties compared to the prior-year period primarily due to higher property repair and maintenance expense and payroll related costs. The increase was partially offset by a reduction of $1.4 million of property operating expenses associated with properties sold or deconsolidated since the prior-year period.

Depreciation and amortization expense decreased primarily due to tenant improvement and intangible in-place lease assets recognized upon consolidation of three malls in December 2024, as well as the adoption of fresh start accounting on November 1, 2021, becoming fully depreciated or amortized since the prior-year period. Also, dispositions accounted for a $1.2 million decrease in the current-year period as compared to the prior-year period. The decrease was partially offset by the addition of tangible assets and intangible lease assets recognized upon the acquisition of four malls in July 2025 and one mall in March 2026, which resulted in an increase of $5.0 million during the current-year period.

During the three months ended June 30, 2025, we sold 840 Greenbrier Circle for less than its carrying value and recorded an impairment of $1.5 million.

Other Income and Expenses

Interest expense decreased $1.2 million during the three months ended June 30, 2026 as compared to the prior-year period. The decrease was primarily due to property-level debt discounts becoming fully accreted upon maturity of the related loans, as well as a deconsolidation, since the prior-year period. The decrease was partially offset due to additional interest on the 2032 non-recourse bank loan, as it was modified to increase the loan balance to finance the acquisition of four malls in July 2025, as well as an increase in default interest expense.

For the three months ended June 30, 2026, we recorded a $5.9 million gain on deconsolidation related to The Outlet Shoppes at Gettysburg. The property was deconsolidated due to a loss of control when it was placed into receivership in connection with the foreclosure process.

During the three months ended June 30, 2026, we recognized $13.6 million of gain on sales of real estate assets related to the sale of seven outparcels. During the three months ended June 30, 2025, we recognized $1.3 million of gain on sales of real estate assets primarily related to the sale of an outparcel.

Equity in earnings increased $15.9 million during the three months ended June 30, 2026 as compared to the prior-year period. The increase was primarily due to the sale of Hammock Landing during the current-year period.

Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025

Revenues

	Six Months Ended June 30,
	2026	2025	Change	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	All Other
Rental revenues	$283,387	$273,813	$9,574	$14,911	$(440)	$(120)	$(4,501)	$(276)
Management, development and leasing fees	2,768	2,674	94	—	—	—	—	94
Other	6,292	6,186	106	(177)	105	13	101	64
Total revenues	$292,447	$282,673	$9,774	$14,734	$(335)	$(107)	$(4,400)	$(118)

Rental revenues increased primarily due to the acquisition of four malls in July 2025 and one mall in March 2026, which resulted in an increase of $21.6 million during the current-year period. The increase was partially offset by $13.3 million of rental revenues associated with properties sold or deconsolidated since the prior-year period. Also, rental revenues at the comparable properties increased $3.0 million compared to the prior-year period.

Operating Expenses

	Six Months Ended June 30,
	2026	2025	Change	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	All Other
Property operating	$(54,030)	$(49,461)	$(4,569)	$(4,186)	$28	$330	$330	$(1,071)
Real estate taxes	(28,121)	(30,758)	2,637	1,338	138	760	465	(64)
Maintenance and repairs	(23,174)	(23,838)	664	280	26	(32)	301	89
Property operating expenses	(105,325)	(104,057)	(1,268)	(2,568)	192	1,058	1,096	(1,046)
Depreciation and amortization	(74,381)	(85,243)	10,862	7,978	165	303	1,829	587
General and administrative	(33,369)	(35,895)	2,526	—	—	—	—	2,526
Loss on impairment	—	(1,457)	1,457	—	—	—	—	1,457
Other	30	(30)	60	60	—	—	—	—
Total operating expenses	$(213,045)	$(226,682)	$13,637	$5,470	$357	$1,361	$2,925	$3,524

Property operating expenses increased primarily due to the acquisition of four malls in July 2025 and one mall in March 2026, which resulted in an increase of $4.9 million during the current-year period. Also, property operating expenses increased at the comparable properties compared to the prior-year period primarily due to higher property repair and maintenance expense, payroll and insurance related costs. The increase was partially offset by a reduction of $3.2 million of property operating expenses associated with properties sold or deconsolidated since the prior-year period.

Depreciation and amortization expense decreased primarily due to tenant improvement and intangible in-place lease assets recognized upon consolidation of three malls in December 2024, as well as the adoption of fresh start accounting on November 1, 2021, becoming fully depreciated or amortized since the prior-year period. Also, dispositions accounted for a $3.0 million decrease in the current-year period as compared to the prior-year period. The decrease was partially offset by the addition of tangible assets and intangible lease assets recognized upon the acquisition of four malls in July 2025 and one mall in March 2026, which resulted in an increase of $9.3 million during the current-year period.

Real estate taxes decreased primarily due to refunds received in the current period.

General and administrative expense decreased $2.5 million primarily due to lower stock-based compensation expense in the current-year period as compared to the prior-year period.

During the six months ended June 30, 2025, we sold 840 Greenbrier Circle for less than its carrying value and recorded an impairment of $1.5 million.

Other Income and Expenses

Interest expense decreased $5.6 million during the six months ended June 30, 2026 as compared to the prior-year period. The decrease was primarily due to property-level debt discounts becoming fully accreted upon maturity of the related loans, as well as a deconsolidation, since the prior-year period. The decrease was partially offset due to additional interest on the 2032 non-recourse bank loan, as it was modified to increase the loan balance to finance the acquisition of four malls in July 2025, as well as an increase in default interest expense.

For the six months ended June 30, 2026, we recorded a $41.3 million gain on deconsolidation related to Jefferson Mall and The Outlet Shoppes at Gettysburg. The properties were deconsolidated due to a loss of control when they were placed into receivership in connection with the foreclosure process.

During the six months ended June 30, 2026, we recognized $15.0 million of gain on sales of real estate assets related to the sale of eight outparcels. During the six months ended June 30, 2025, we recognized a $22.9 million gain on sales of real estate assets related to the sales of Imperial Valley Mall, Monroeville Mall, Annex at Monroeville, three outparcels associated with the Monroeville Mall properties, a land parcel associated with Imperial Valley Mall and an outparcel.

Equity in earnings increased $19.2 million during the six months ended June 30, 2026 as compared to the prior-year period. The increase was primarily due to the sale of Hammock Landing.

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

We include a property in our same-center pool when we have owned all or a portion of the property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year and current year-to-date period. New properties are excluded from same-center NOI until they meet these criteria. Properties excluded from the same-center pool that would otherwise meet these criteria are categorized as excluded properties. We exclude properties which are under major redevelopment or are being considered for repositioning, and where we are working or intend to work with the lender on a restructure of the terms of the loan secured by the property or convey the secured property to the lender (“Excluded Properties”). As of June 30, 2026, Arbor Place, Brookfield Square, Eastland Mall, Harford Mall, Jefferson Mall, Laurel Park Place, Old Hickory Mall, Parkdale Mall, Parkdale Crossing, Southpark Mall, The Outlet Shoppes at Gettysburg and York Galleria were classified as Excluded Properties.

Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss).

A reconciliation of our same-center NOI to net income for the three and six months ended June 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$46,321	$2,158	$92,706	$10,545
Adjustments: (1)
Depreciation and amortization, including our share of unconsolidated affiliates and net of noncontrolling interests' share	39,072	42,579	79,961	91,126
Interest expense, including our share of unconsolidated affiliates and net of noncontrolling interests' share	48,235	50,262	93,632	100,763
Abandoned projects expense	—	27	—	27
Gain on sales of real estate assets	(13,633)	(1,339)	(15,035)	(22,871)
Gain on sales of real estate assets of unconsolidated affiliates	(12,224)	(832)	(12,130)	(1,867)
Adjustment for unconsolidated affiliates with negative investment	(1,781)	2,102	(4,665)	3,636
Loss on extinguishment of debt	—	—	—	217
Gain on deconsolidation	(5,925)	—	(41,259)	—
Loss on impairment	—	1,457	—	1,457
Income tax provision (benefit)	642	369	(588)	(102)
Lease termination fees	(93)	(438)	(474)	(1,401)
Straight-line rent and above- and below-market lease amortization (2)	2,335	1,866	4,635	6,105
Net loss attributable to noncontrolling interests in other consolidated subsidiaries	131	603	241	1,011
General and administrative expenses	14,782	15,188	33,369	35,895
Management fees and non-property level revenues (2)	(3,467)	(3,945)	(7,513)	(8,137)
Operating Partnership's share of property NOI (2)	114,395	110,057	222,880	216,404
Non-comparable NOI (2)	(16,742)	(13,840)	(31,105)	(28,758)
Total same-center NOI (3)	$97,653	$96,217	$191,775	$187,646
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

Same-center NOI increased 1.5% for the three months ended June 30, 2026 as compared to the prior-year period. The $1.4 million increase for the three months ended June 30, 2026 compared to the same period in 2025 primarily consisted of a $1.6 million increase in revenues, partially offset by a $0.2 million increase in operating expenses. Rental revenues were $1.6 million higher primarily due to higher minimum rents and percentage rents in the current-year period. The increase in rental revenues was partially offset by an unfavorable variance in the estimate for uncollectable revenues during the current-year period as compared to the prior-year period. Operating expenses increased in the current-year period primarily due to higher property repair and maintenance expense and payroll related costs, which was partially offset by lower real estate taxes.

Same-center NOI increased 2.2% for the six months ended June 30, 2026 as compared to the prior-year period. The $4.1 million increase for the six months ended June 30, 2026 compared to the same period in 2025 primarily consisted of a $3.7 million increase in revenues and a $0.4 million decrease in operating expenses. Rental revenues were $3.4 million higher primarily due to higher minimum rents and percentage rents in the current-year period. The increase in rental revenues was partially offset by an unfavorable variance in the estimate for uncollectable revenues during the current-year period as compared to the prior-year period. Operating expenses decreased in the current-year period primarily due to lower real estate taxes, which was partially offset by higher property operating expenses primarily due to property repair and maintenance expense, payroll and insurance related costs.

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

We derive the majority of our revenues from the malls. The sources of our revenues by property type were as follows:

	Six Months Ended June 30,
	2026	2025
Malls	73.7%	71.0%
Outlet Centers	5.1%	5.3%
Lifestyle Centers	7.6%	7.6%
Open-Air Centers	8.4%	11.1%
All Other Properties	5.2%	5.0%

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

	Sales Per Square Foot for the Trailing Twelve Months Ended June 30,
	2026	2025	% Change
Malls, lifestyle centers and outlet centers same-center sales per square foot	$455	$438	3.9%

Occupancy

Our portfolio occupancy is summarized in the following table (Excluded Properties are not included in occupancy metrics):

	As of June 30,
	2026	2025
Total portfolio	90.4%	88.8%
Malls, lifestyle centers and outlet centers:
Total malls	88.3%	86.2%
Total lifestyle centers	92.7%	90.8%
Total outlet centers	91.5%	91.2%
Total same-center malls, lifestyle centers and outlet centers	88.9%	88.9%
Open-air centers	95.0%	93.6%
All Other Properties	94.5%	91.0%

Leasing

The following is a summary of the total square feet of leases signed in the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating portfolio:
New leases	257,968	211,811	409,234	323,605
Renewal leases	998,631	999,388	1,429,876	1,464,519
Development portfolio:
New leases	—	6,058	—	6,058
Total leased	1,256,599	1,217,257	1,839,110	1,794,182

Average annual base rents per square foot are based on contractual rents in effect as of June 30, 2026 and 2025, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type:

	Six Months Ended June 30,
	2026	2025
Total portfolio (1)	$27.82	$26.70
Malls, lifestyle centers and outlet centers:
Total same-center malls, lifestyle centers and outlet centers	32.24	32.15
Total malls	31.96	31.75
Total lifestyle centers	32.88	32.68
Total outlet centers	32.78	30.35
Open-air centers	16.33	16.16
All Other Properties	21.62	21.75
(1)
Excluded Properties are not included.

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the three and six months ended June 30, 2026 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are set forth below. Rent concessions typically consist of periods of free rent. The impact of such concessions was not material for the period presented below.

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF	% Change Average
Three Months Ended June 30, 2026:
All Property Types (1)	585,056	$39.67	$41.33	4.2%	$43.17	8.8%
Malls, Lifestyle Centers & Outlet Centers (2)	531,821	40.17	41.54	3.4%	43.45	8.2%
New leases (2)	88,376	37.79	46.73	23.7%	51.27	35.7%
Renewal leases (2)	443,445	40.64	40.50	(0.3)%	41.89	3.1%
Open-air Centers	40,406	35.11	40.54	15.5%	41.57	18.4%
Six Months Ended June 30, 2026:
All Property Types (1)	956,736	$41.12	$42.64	3.7%	$44.22	7.5%
Malls, Lifestyle Centers & Outlet Centers (2)	895,666	41.50	42.83	3.2%	44.43	7.1%
New leases (2)	131,179	36.46	47.65	30.7%	51.65	41.7%
Renewal leases (2)	764,487	42.37	42.01	(0.8)%	43.20	2.0%
Open-air Centers	48,241	36.02	41.17	14.3%	42.35	17.6%

(1)
Includes malls, lifestyle centers, outlet centers, open-air centers and other.
(2)
The change is primarily driven by malls.

New and renewal leasing activity of comparable small shop space of less than 10,000 square feet based on the lease commencement date is as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2026:
New	79	213,605	7.33	$47.40	$51.70	$35.23	$12.17	34.5%	$16.47	46.7%
Renewal	514	1,509,581	3.05	43.60	44.62	43.37	0.23	0.5%	1.25	2.9%
Commencement 2026 Total	593	1,723,186	3.62	44.07	45.50	42.36	1.71	4.0%	3.14	7.4%

Commencement 2027:
New	11	30,662	9.41	59.73	65.24	51.10	8.63	16.9%	14.14	27.7%
Renewal	74	211,061	3.28	43.98	45.32	41.90	2.08	5.0%	3.42	8.2%
Commencement 2027 Total	85	241,723	4.07	45.98	47.84	43.06	2.92	6.8%	4.78	11.1%

Total 2026/2027	678	1,964,909	3.67	$44.30	$45.79	$42.45	$1.85	4.4%	$3.34	7.9%

Liquidity and Capital Resources

As of June 30, 2026, we had $302.4 million available in unrestricted cash and U.S. Treasury securities, as well as unrestricted cash of $20.3 million, at our share, associated with unconsolidated joint ventures. Our total pro rata share of debt, excluding unamortized deferred financing costs and debt discounts, at June 30, 2026 was $2,533.5 million. We had $94.4 million in restricted cash at June 30, 2026 related to cash held in escrow accounts for insurance, real estate taxes, capital expenditures and tenant allowances as required by the terms of certain mortgage notes payable, as well as amounts related to cash management agreements with lenders of certain property-level mortgage indebtedness, which are designated for debt service and operating expense obligations. We also had restricted cash of $6.9 million related to the properties that secure the 2032 non-recourse bank loan of which we may receive a portion via distributions quarterly in accordance with the provisions of the 2032 non-recourse bank loan.

During the six months ended June 30, 2026, we continued to reinvest the cash from maturing U.S. Treasury securities into new U.S. Treasury securities. We designated our U.S. Treasury securities as available-for-sale. As of June 30, 2026, our U.S. Treasury securities have maturities through May 2027. Subsequent to June 30, 2026, we redeemed and purchased additional U.S. Treasury securities. See Note 15 for more information.

During the six months ended June 30, 2026, we sold Hammock Landing and eight outparcels, which generated gross proceeds of $61.4 million at our share.

In January 2026, the $48.6 million loan secured by Jefferson Mall entered default. In February 2026, the property was placed into receivership and we deconsolidated the property in conjunction with the property entering receivership. In May 2026, the $9.7 million loan, at our share, secured by The Outlet Shoppes at Gettysburg was placed into receivership and we deconsolidated the property due to a loss of control. For the six months ended June 30, 2026, we recognized gain on deconsolidation of $41.3 million. We anticipate returning the properties to the lender. See Note 8.

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

In April 2026, we closed on a $43.0 million non-recourse, five-year loan secured by Northwoods Mall, which bears a fixed interest rate of 9.12%. Proceeds from the new loan were used to retire the previous loan. Under the previous loan, cash flows were being swept by the lender.

In April 2026, we closed on a $6.6 million non-recourse, five-year loan secured by Coastal Grand Mall - Dick's Sporting Goods, which bears a fixed interest rate of 6.17%. Proceeds from the new loan were used to retire the previous loan.

In May 2026, the loan secured by Arbor Place entered maturity default. We intend to cooperate with the foreclosure or conveyance of the property in satisfaction of the debt.

In May 2026, we closed on a $97.5 million non-recourse, five-year loan secured by Fayette Mall, which bears a fixed interest rate of 7.25%. Proceeds from the new loan were used to retire the previous loan.

In May 2026, we entered into a $71.9 million non-recourse, five-year loan secured by Hamilton Place, which bears a fixed interest rate of 6.85%. Proceeds from the new loan were used to retire the previous loan.

In May 2026, the loan secured by Volusia Mall was modified, which extends the maturity date through October 2026.

In June 2026, we were notified by the lender that the loan secured by The Outlet Shoppes at Laredo was in default. Subsequent to June 30, 2026, the loan was extended through November 2026. See Note 15.

In June 2026, the loan secured by York Town Center was extended for four months through October 2026.

We paid regular quarterly dividends of $0.45 per share for the first quarter of 2026 and $0.625 per share for the second quarter of 2026. Additionally, our board of directors declared a special dividend of $0.175 per share of common stock, which was paid in cash in the second quarter of 2026. The special dividend was made as a result of improved cash flows following the refinancing of the prior secured term loan with the secured mall loan due 2031 and the secured lifestyle centers loan due 2032.

As of June 30, 2026, our total share of consolidated, unconsolidated and other outstanding debt, excluding debt discounts and deferred financing costs, that has matured and remains outstanding in 2026 or is maturing during 2026, assuming all extension options are elected, is $441.9 million. Of the $441.9 million, $106.6 million relates to three property loans that are in receivership.

Cash Flows - Operating, Investing and Financing Activities

There was $202.6 million of cash, cash equivalents and restricted cash as of June 30, 2026, a decrease of $1.9 million from June 30, 2025. Of this amount, $101.3 million was unrestricted cash and cash equivalents as of June 30, 2026. Also, at June 30, 2026, we had $201.1 million in U.S. Treasuries with maturities through May 2027.

Our net cash flows are summarized as follows (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Net cash provided by operating activities	$133,188	$99,947	$33,241
Net cash provided by investing activities	51,576	98,055	(46,479)
Net cash used in financing activities	(135,096)	(147,310)	12,214
Net cash flows	$49,668	$50,692	$(1,024)

Cash Provided By Operating Activities

Cash provided by operating activities increased primarily due to several factors. The acquisition of four malls in July 2025 and one mall in March 2026 increased rental revenues in the current-year period, as well as an increase at the comparable properties. Also, real estate tax refunds received in the current-year period contributed to the increase. The increase was partially offset by property operating expenses due to higher property repair and maintenance expense, payroll and insurance related costs, as well as higher interest expense on the 2032 non-recourse bank loan, as it was modified to increase the loan balance to finance the acquisition of four malls in July 2025.

Cash Provided By Investing Activities

Cash provided by investing activities decreased primarily due to the acquisition of a mall during March 2026 using a portion of funds from the redemption of U.S. Treasury securities, as well as significantly less proceeds from sales of real estate assets as compared to the prior-year period. The decrease was partially offset by a higher amount of net redemptions of U.S. Treasury securities and distributions from unconsolidated affiliates during the current-year period.

Cash Used In Financing Activities

Cash used in financing activities decreased primarily due to a lower amount of principal payments on loans, net of proceeds received on new loans, as well as significantly less dividends paid during the current-year period as compared to the prior-year period. The decrease was partially offset by an increase in debt issuance costs during the current-year period.

Debt

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling interests’ share of consolidated properties. Prior to consideration of unamortized deferred financing costs or debt discounts, of our $2,533.5 million outstanding debt at June 30, 2026, $2,532.5 million constituted non-recourse debt obligations and $1.0 million constituted recourse debt obligations. We believe the tables below provide investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

June 30, 2026:	Consolidated	Noncontrolling Interests	Other Debt (1)	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (2)
Fixed-rate debt:
Non-recourse loans on operating properties	$1,050,833	$(12,653)	$106,636	$315,643	$1,460,459	5.59%
2032 non-recourse bank loan	367,956	—	—	—	367,956	7.70%	(3)
Non-recourse secured mall loan due 2031	423,853	—	—	—	423,853	7.40%
Recourse loan on an operating property	—	—	—	1,012	1,012	7.26%
Total fixed-rate debt	1,842,642	(12,653)	106,636	316,655	2,253,280	6.27%
Variable-rate debt:
Non-recourse loans on operating properties	30,680	(10,738)	—	9,190	29,132	6.94%
2032 non-recourse bank loan	75,000	—	—	—	75,000	7.72%	(3)
Non-recourse secured lifestyle centers loan due 2032	176,080	—	—	—	176,080	7.72%
Total variable-rate debt	281,760	(10,738)	—	9,190	280,212	7.64%
Total fixed-rate and variable-rate debt	2,124,402	(23,391)	106,636	325,845	2,533,492	6.43%
Unamortized deferred financing costs	(29,708)	177	—	(2,389)	(31,920)
Debt discounts (4)	(60,683)	—	—	—	(60,683)
Total mortgage and other indebtedness, net	$2,034,011	$(23,214)	$106,636	$323,456	$2,440,889

December 31, 2025:	Consolidated	Noncontrolling Interests	Other Debt (1)	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (2)
Fixed-rate debt:
Non-recourse loans on operating properties	$1,133,962	$(23,881)	$48,271	$342,081	$1,500,433	4.97%
2032 non-recourse bank loan	367,956	—	—	—	367,956	7.70%	(3)
Recourse loan on an operating property	—	—	—	2,797	2,797	7.26%
Total fixed-rate debt	1,501,918	(23,881)	48,271	344,878	1,871,186	5.51%
Variable-rate debt:
Non-recourse loans on operating properties	31,380	(10,983)	—	9,261	29,658	7.46%
2032 non-recourse bank loan	75,000	—	—	—	75,000	7.97%	(3)
Non-recourse, secured term loan	646,722	—	—	—	646,722	6.74%
Total variable-rate debt	753,102	(10,983)	—	9,261	751,380	6.89%
Total fixed-rate and variable-rate debt	2,255,020	(34,864)	48,271	354,139	2,622,566	5.91%
Unamortized deferred financing costs	(9,276)	83	—	(3,006)	(12,199)
Debt discounts (4)	(74,959)	251	—	—	(74,708)
Total mortgage and other indebtedness, net	$2,170,785	$(34,530)	$48,271	$351,133	$2,535,659

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

The weighted-average remaining term of our total share of consolidated and unconsolidated debt, excluding debt discounts and deferred financing costs, was 3.6 years and 2.6 years at June 30, 2026 and December 31, 2025, respectively. The weighted-average remaining term of our pro rata share of fixed-rate debt, excluding debt discounts and deferred financing costs, was 3.5 years and 3.2 years at June 30, 2026 and December 31, 2025, respectively.

As of June 30, 2026 and December 31, 2025, our total share of consolidated and unconsolidated variable-rate debt, excluding debt discounts and deferred financing costs, represented 11.1% and 28.7%, respectively, of our total pro rata share of debt, excluding debt discounts and deferred financing costs.

See Note 8 to the condensed consolidated financial statements for information concerning activity related to unconsolidated affiliates.

Equity

We paid regular quarterly dividends of $0.45 per share for the first quarter of 2026 and $0.625 per share for the second quarter of 2026. Additionally, our board of directors declared a special dividend of $0.175 per share of common stock, which was paid in cash in the second quarter of 2026. The special dividend was made as a result of improved cash flows following the refinancing of the prior secured term loan with the secured mall loan due 2031 and the secured lifestyle centers loan due 2032. The decision to declare and pay dividends on any outstanding shares of our common stock, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors and will depend on our earnings, taxable income, FFO, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our then-current indebtedness, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, Delaware law and such other factors as our board of directors deems relevant. Any dividends payable will be determined by our board of directors based upon the circumstances at the time of declaration. Our actual results of operations will be affected by a number of factors, including the revenues received from our properties, our operating expenses, interest expense, capital expenditures and the ability of the anchors and tenants at our properties to meet their obligations for payment of rents and tenant reimbursements.

Subsequent to June 30, 2026, our board of directors declared a regular cash dividend of $0.625 per share for the quarter ending September 30, 2026. See Note 15.

Capital Expenditures

The following table, which excludes expenditures for developments, redevelopments and expansions, summarizes our capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the three and six months ended June 30, 2026 compared to the same period in 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Tenant allowances (1)	$4,457	$3,327	$9,035	$9,870

Renovations	29	—	29	—

Maintenance capital expenditures:
Parking area and parking area lighting	3,018	2,059	3,370	3,056
Roof replacements	1,010	1,604	1,086	2,880
Other capital expenditures	8,602	5,060	14,067	8,975
Total maintenance capital expenditures	12,630	8,723	18,523	14,911

Capitalized overhead	220	214	591	594

Capitalized interest	111	137	233	250

Total capital expenditures	$17,447	$12,401	$28,411	$25,625
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

Off-Balance Sheet Arrangements

Unconsolidated Affiliates

We have ownership interests in 24 unconsolidated affiliates as of June 30, 2026 that are described in Note 8 to the condensed consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the condensed consolidated balance sheets as investments in unconsolidated affiliates.

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

Our Annual Report on Form 10-K for the year ended December 31, 2025 contains a discussion of our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these policies and estimates during the six months ended June 30, 2026. Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The reconciliation of net income attributable to common shareholders to FFO allocable to Operating Partnership common unitholders for the three and six months ended June 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to common shareholders	$45,358	$2,567	$90,761	$10,779
Noncontrolling interest in income of Operating Partnership	8	2	16	8
Earnings allocable to unvested restricted stock	(347)	(524)	(1,239)	(493)
Depreciation and amortization expense of:
Consolidated properties	36,283	39,702	74,381	85,243
Unconsolidated affiliates	3,111	3,256	6,255	6,688
Non-real estate assets	(227)	(247)	(440)	(494)
Noncontrolling interests' share of depreciation and amortization in other consolidated subsidiaries	(322)	(379)	(675)	(805)
Loss on impairment, including our share of unconsolidated affiliates, net of taxes	—	1,078	—	1,078
Gain on depreciable property, net of taxes	(24,013)	—	(24,013)	(21,706)
FFO allocable to Operating Partnership common unitholders	59,851	45,455	145,046	80,298
Debt discount accretion, including our share of unconsolidated affiliates and net of noncontrolling interests' share (1)	5,143	9,197	10,822	18,404
Adjustment for unconsolidated affiliates with negative investment (2)	(1,781)	2,102	(4,665)	3,636
Non-cash default interest expense (3)	1,042	517	1,589	880
Gain on deconsolidation (4)	(5,925)	—	(41,259)	—
Loss on extinguishment of debt (5)	—	—	—	217
FFO allocable to Operating Partnership common unitholders, as adjusted	$58,330	$57,271	$111,533	$103,435

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
(3)
The three and six months ended June 30, 2026 and 2025 include default interest on loans past their maturity date.
(4)
During the three months ended June 30, 2026, we deconsolidated The Outlet Shoppes at Gettysburg due to a loss of control when the property was placed into receivership in connection with the foreclosure process. During the six months ended June 30, 2026, we deconsolidated Jefferson Mall and The Outlet Shoppes at Gettysburg due to a loss of control when the properties were placed into receivership in connection with the foreclosure process.
(5)
During the six months ended June 30, 2025, we made a partial paydown on the 2032 non-recourse bank loan and recognized loss on extinguishment of debt related to a prepayment fee.

The increase in FFO, as adjusted, for the three and six months ended June 30, 2026 was primarily driven by the acquisition of four malls in July 2025 and one mall in March 2026. Also, real estate tax refunds received and lower stock-based compensation expense in the current-year periods as compared to the prior-year periods contributed to the increase. The increase was partially offset by higher property operating expenses primarily due to property repair and maintenance expense, payroll and insurance related costs, as well as an unfavorable variance in the estimate for uncollectable revenues during the current-year periods as compared to the prior-year periods. Additionally, the increase was partially offset by higher interest expense on the 2032 non-recourse bank loan, as it was modified to increase the loan balance to finance the acquisition of four malls in July 2025. Lastly, the increase was partially offset by dispositions since the prior-year periods.

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

Interest Rate Risk

As discussed in greater detail in Note 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025, the Company uses interest rate swaps to manage its interest rate risk. Based on our proportionate share of consolidated and unconsolidated variable-rate debt at June 30, 2026, a 0.5% increase or decrease in interest rates on variable-rate debt would increase or decrease annual interest expense by approximately $1.4 million.

Based on our proportionate share of total consolidated, unconsolidated and other debt at June 30, 2026, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $30.8 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $31.5 million.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3: Defaults Upon Senior Securities

Not applicable.

ITEM 4: Mine Safety Disclosures

Not applicable.

ITEM 5: Other Information

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Act).

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

CBL & ASSOCIATES PROPERTIES, INC.

Date: August 7, 2026	/s/ Benjamin W. Jaenicke
Benjamin W. Jaenicke
Executive Vice President -
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)