Form 10-Q
period 2026-09-30
CBL & ASSOCIATES PROPERTIES INC
filed 2026-11-09
CIK 910612

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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

As of November 3, 2026, 30,940,789 shares of common stock were outstanding, excluding 34 treasury shares.

CBL & Associates Properties, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1: Condensed Consolidated Financial Statements (Unaudited)

CBL & Associates Properties, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
ASSETS (1)	2026	2025
Real estate assets:
Land	$597,736	$601,553
Buildings and improvements	1,659,865	1,619,988
	2,257,601	2,221,541
Accumulated depreciation	(408,254)	(355,900)
	1,849,347	1,865,641
Held-for-sale	7,451	—
Developments in progress	10,324	10,533
Net investment in real estate assets	1,867,122	1,876,174
Cash and cash equivalents	60,955	42,287
Restricted cash	102,750	110,665
Available-for-sale securities - at fair value (amortized cost of $290,311 and $292,646 as of September 30, 2026 and December 31, 2025, respectively)	289,937	293,087
Receivables:
Tenant	43,288	46,489
Other	1,565	1,562
Investments in unconsolidated affiliates	74,629	85,941
In-place leases, net	111,586	144,046
Intangible lease assets and other assets	108,986	128,848
	$2,660,818	$2,729,099
LIABILITIES AND EQUITY
Mortgage and other indebtedness, net	$2,025,450	$2,170,785
Accounts payable and accrued liabilities	217,579	193,640
Total liabilities (1)	2,243,029	2,364,425
Shareholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized, 30,940,789 and 30,322,052 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively (in each case, excluding 34 treasury shares)	31	30
Additional paid-in capital	688,572	687,424
Accumulated other comprehensive (loss) income	(161)	443
Accumulated deficit	(266,256)	(312,961)
Total shareholders' equity	422,186	374,936
Noncontrolling interests	(4,397)	(10,262)
Total equity	417,789	364,674
	$2,660,818	$2,729,099
(1)
As of September 30, 2026, includes $155,197 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $174,402 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. See Note 8.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUES:
Rental revenues	$143,865	$134,786	$427,252	$408,599
Management, development and leasing fees	1,599	1,226	4,367	3,900
Other	3,233	3,268	9,525	9,454
Total revenues	148,697	139,280	441,144	421,953
EXPENSES:
Property operating	(27,341)	(27,383)	(81,371)	(76,844)
Depreciation and amortization	(35,084)	(39,900)	(109,465)	(125,143)
Real estate taxes	(14,730)	(12,970)	(42,851)	(43,728)
Maintenance and repairs	(11,375)	(9,594)	(34,549)	(33,432)
General and administrative	(14,204)	(17,787)	(47,573)	(53,682)
Loss on impairment	—	(1,736)	—	(3,193)
Other	—	(45)	30	(75)
Total expenses	(102,734)	(109,415)	(315,779)	(336,097)
OTHER INCOME (EXPENSES):
Interest and other income	8,400	3,247	14,849	9,879
Interest expense	(66,127)	(44,779)	(148,742)	(132,963)
Loss on extinguishment of debt	—	—	—	(217)
(Loss) gain on deconsolidation	(107)	33,851	41,152	33,851
Gain on sales of real estate assets	5,394	51,228	20,429	74,099
Income tax benefit (provision)	1,076	(48)	1,664	54
Equity in earnings of unconsolidated affiliates	17,246	1,696	49,834	15,046
Total other income (expenses), net	(34,118)	45,195	(20,814)	(251)
Net income	11,845	75,060	104,551	85,605
Net (income) loss attributable to noncontrolling interests in:
Operating Partnership	(8)	—	(24)	(8)
Other consolidated subsidiaries	(44)	368	197	1,379
Net income attributable to the Company	11,793	75,428	104,724	86,976
Earnings allocable to unvested restricted stock	(448)	(1,161)	(2,441)	(1,345)
Net income attributable to common shareholders	$11,345	$74,267	$102,283	$85,631
Basic and diluted per share data attributable to common shareholders:
Basic earnings per share	$0.38	$2.44	$3.39	$2.81
Diluted earnings per share	0.37	2.38	3.31	2.78
Weighted-average basic shares	30,222	30,406	30,209	30,427
Weighted-average diluted shares	30,998	31,313	30,870	30,851

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands, except share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$11,845	$75,060	$104,551	$85,605

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap	27	(43)	210	(467)
Unrealized (loss) gain on available-for-sale securities	(140)	461	(814)	91
Comprehensive income	11,732	75,478	103,947	85,229
Comprehensive (income) loss attributable to noncontrolling interests in:
Operating Partnership	(8)	—	(24)	(8)
Other consolidated subsidiaries	(44)	368	197	1,379
Comprehensive income attributable to the Company	11,680	75,846	104,120	86,600
Earnings allocable to unvested restricted stock	(448)	(1,161)	(2,441)	(1,345)
Comprehensive income attributable to common shareholders	$11,232	$74,685	$101,679	$85,255

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Equity

(In thousands, except share data)

(Unaudited)

	Equity
	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2024	$31	$694,566	$782	$(371,833)	$323,546	$(10,682)	$312,864
Net income (loss)	—	—	—	8,789	8,789	(402)	8,387
Other comprehensive loss	—	—	(475)	—	(475)	—	(475)
Dividends declared - common stock	—	—	—	(37,123)	(37,123)	—	(37,123)
Issuance of 132,466 shares of restricted common stock	—	—	—	—	—	—	—
Issuance of 128,368 shares of common stock associated with performance stock units, net of shares withheld for tax	—	(2,548)	—	—	(2,548)	—	(2,548)
Distributions to noncontrolling interests	—	—	—	—	—	(183)	(183)
Amortization of deferred compensation	—	2,156	—	—	2,156	—	2,156
Compensation expense related to performance stock units	—	1,834	—	—	1,834	—	1,834
Cancellation of 36,384 shares of restricted common stock	—	(1,150)	—	—	(1,150)	—	(1,150)
Adjustments for noncontrolling interests	—	(3)	—	—	(3)	3	—
Balance, March 31, 2025	31	694,855	307	(400,167)	295,026	(11,264)	283,762
Net income (loss)	—	—	—	2,759	2,759	(601)	2,158
Other comprehensive loss	—	—	(319)	—	(319)	—	(319)
Dividends declared - common stock	—	—	—	(12,374)	(12,374)	—	(12,374)
Distributions to noncontrolling interests	—	—	—	—	—	(3)	(3)
Amortization of deferred compensation	—	2,308	—	—	2,308	—	2,308
Compensation expense related to performance stock units	—	1,981	—	—	1,981	—	1,981
Adjustments for noncontrolling interests	—	6	—	—	6	(6)	—
Balance, June 30, 2025	31	699,150	(12)	(409,782)	289,387	(11,874)	277,513
Net income (loss)	—	—	—	75,428	75,428	(368)	75,060
Other comprehensive income	—	—	418	—	418	—	418
Amortization of deferred compensation	—	2,314	—	—	2,314	—	2,314
Compensation expense related to performance stock units	—	1,992	—	—	1,992	—	1,992
Cancellation of 4,469 shares of restricted common stock	—	(63)	—	—	(63)	—	(63)
Repurchase of 147,090 shares of common stock	—	(4,157)	—	—	(4,157)	—	(4,157)
Dividends declared - common stock	—	—	—	(13,877)	(13,877)	—	(13,877)
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)
Contributions from noncontrolling interests	—	—	—	—	—	1,362	1,362
Adjustments for noncontrolling interests	—	(1)	—	—	(1)	1	—
Balance, September 30, 2025	$31	$699,235	$406	$(348,231)	$351,441	$(10,881)	$340,560

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Equity

(Continued)

(In thousands, except share data)

(Unaudited)

	Equity
	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2025	$30	$687,424	$443	$(312,961)	$374,936	$(10,262)	$364,674
Net income (loss)	—	—	—	46,487	46,487	(102)	46,385
Other comprehensive loss	—	—	(343)	—	(343)	—	(343)
Dividends declared - common stock	—	—	—	(19,339)	(19,339)	—	(19,339)
Issuance of 563,415 shares of restricted common stock	1	(1)	—	—	—	—	—
Issuance of 144,619 shares of common stock associated with performance stock units, net of shares withheld for tax	—	(3,094)	—	—	(3,094)	—	(3,094)
Distributions to noncontrolling interests	—	—	—	—	—	(273)	(273)
Amortization of deferred compensation	—	1,700	—	—	1,700	—	1,700
Compensation expense related to performance stock units	—	664	—	—	664	—	664
Cancellation of 47,060 shares of restricted common stock	—	(1,699)	—	—	(1,699)	—	(1,699)
Repurchases of 38,268 shares of common stock	—	(1,336)	—	—	(1,336)	—	(1,336)
Adjustment for noncontrolling interests	—	6	—	—	6	(6)	—
Balance, March 31, 2026	31	683,664	100	(285,813)	397,982	(10,643)	387,339
Net income (loss)	—	—	—	46,444	46,444	(123)	46,321
Other comprehensive loss	—	—	(148)	—	(148)	—	(148)
Dividends declared - common stock	—	—	—	(19,341)	(19,341)	—	(19,341)
Distributions to noncontrolling interests	—	—	—	—	—	(11)	(11)
Cancellation of 2,001 shares of restricted common stock	—	—	—	—	—	—	—
Amortization of deferred compensation	—	1,727	—	—	1,727	—	1,727
Compensation expense related to performance stock units	—	769	—	—	769	—	769
Deconsolidation of investment	—	—	—	—	—	5,583	5,583
Adjustment for noncontrolling interests	—	3	—	—	3	(3)	—
Balance, June 30, 2026	31	686,163	(48)	(258,710)	427,436	(5,197)	422,239
Net income	—	—	—	11,793	11,793	52	11,845
Other comprehensive loss	—	—	(113)	—	(113)	—	(113)
Amortization of deferred compensation	—	1,738	—	—	1,738	—	1,738
Compensation expense related to performance stock units	—	778	—	—	778	—	778
Cancellation of 1,968 shares of restricted common stock	—	(107)	—	—	(107)	—	(107)
Dividends declared - common stock	—	—	—	(19,339)	(19,339)	—	(19,339)
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)
Contributions from noncontrolling interests	—	—	—	—	—	750	750
Balance, September 30, 2026	$31	$688,572	$(161)	$(266,256)	$422,186	$(4,397)	$417,789

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$104,551	$85,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,465	125,143
Net amortization of deferred financing costs, discounts on available-for-sale securities and debt discounts	15,519	23,455
Net amortization of intangible lease assets and liabilities	8,434	10,522
Gain on sales of real estate assets	(20,429)	(74,099)
(Gain) loss on insurance proceeds	(612)	79
Write-off of development projects	—	27
Share-based compensation expense	7,376	12,585
Loss on impairment	—	3,193
Gain on deconsolidation	(41,152)	(33,851)
Loss on extinguishment of debt	—	217
Equity in earnings of unconsolidated affiliates	(49,834)	(15,046)
Distributions of earnings from unconsolidated affiliates	44,097	13,547
Change in estimate of uncollectable revenues	2,516	3,507
Deferred income tax (benefit) provision	(2,659)	275
Changes in:
Tenant and other receivables	398	7,297
Other assets	4,316	2,944
Accounts payable and accrued liabilities	42,321	4,120
Net cash provided by operating activities	224,307	169,520
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(47,285)	(38,712)
Acquisitions of real estate assets	(43,761)	(185,988)
Net proceeds from sales of real estate assets	26,014	168,137
Purchases of available-for-sale securities	(586,286)	(208,286)
Redemptions of available-for-sale securities	588,803	191,596
Proceeds from insurance	1,447	69
Additional investments in and advances to unconsolidated affiliates	333	(4,735)
Distributions in excess of equity in earnings of unconsolidated affiliates	16,716	5,632
Changes in other assets	(1,558)	(1,467)
Net cash used in investing activities	(45,577)	(73,754)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	834,480	188,000
Principal payments on mortgage and other indebtedness	(915,417)	(200,598)
Additions to debt issuance costs	(23,241)	(4,892)
Repurchases of common stock	(1,336)	(4,157)
Contributions from noncontrolling interests	750	1,362
Payment of tax withholdings for restricted stock awards and performance stock units	(4,900)	(3,761)
Distributions to noncontrolling interests	(286)	(188)
Dividends paid to common shareholders	(58,019)	(63,374)
Net cash used in financing activities	(167,969)	(87,608)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	10,761	8,158
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	152,952	153,805
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$163,713	$161,963
Reconciliation from condensed consolidated statements of cash flows to condensed consolidated balance sheets:
Cash and cash equivalents	$60,955	$52,586
Cash held-for-sale	8	—
Restricted cash:
Restricted cash	28,395	43,154
Mortgage escrows	74,355	66,223
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$163,713	$161,963

SUPPLEMENTAL INFORMATION
Cash paid for interest, net of amounts capitalized	$101,722	$102,563

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

As of September 30, 2026, the Operating Partnership owned interests in the following properties:

	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	Other (1)(2)	Total
Consolidated Properties	43	1	3	18	3	68
Unconsolidated Properties (3)	5	4	1	5	2	17
Total	48	5	4	23	5	85

(1)
Included in “All Other” for purposes of segment reporting.
(2)
CBL's two consolidated corporate office buildings are included in the Other category.
(3)
The Operating Partnership accounts for these investments using the equity method.

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. As of September 30, 2026, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.00% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 98.98% limited partner interest for a combined interest held by CBL of 99.98%. As of September 30, 2026, third parties owned a 0.02% limited partner interest in the Operating Partnership.

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

The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. All intercompany transactions have been eliminated. The results for the interim period ended September 30, 2026 are not necessarily indicative of the results to be obtained for the full fiscal year.

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

Note 3 – Revenues

Revenues

The following table presents the Company's revenues disaggregated by revenue source for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Rental revenues	$143,865	$134,786	$427,252	$408,599
Revenues from contracts with customers:
Operating expense reimbursements (see table below)	2,160	2,204	6,349	5,893
Management, development and leasing fees (1)	1,599	1,226	4,367	3,900
Marketing revenues (see table below)	563	577	1,860	1,686
	4,322	4,007	12,576	11,479

Other revenues	510	487	1,316	1,875
Total revenues (2)	$148,697	$139,280	$441,144	$421,953

(1)
Included in All Other segment.
(2)
Sales taxes are excluded from revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating expense reimbursements detail:	2026	2025	2026	2025
Malls	$1,965	$1,976	$5,486	$5,111
Lifestyle Centers	174	177	523	512
Open-Air Centers	95	102	314	269
All Other	(74)	(51)	26	1
	$2,160	$2,204	$6,349	$5,893

	Three Months Ended September 30,		Nine Months Ended September 30,
Marketing revenues detail:	2026	2025	2026	2025
Malls	$520	$536	$1,733	$1,572
Lifestyle Centers	42	39	122	108
Outlet Centers	1	2	5	6
	$563	$577	$1,860	$1,686

See Note 10 for information on the Company's segments.

Revenues from Contracts with Customers

Outstanding Performance Obligations

The Company has outstanding performance obligations related to certain noncancelable contracts with customers for which it will receive fixed operating expense reimbursements for providing certain maintenance and other services as described above. As of September 30, 2026, the Company expects to recognize these amounts as revenue over the following periods:

Performance obligation	Less than 5 years	5-20 years	Over 20 years	Total
Fixed operating expense reimbursements	$20,923	$48,388	$46,197	$115,508

The Company evaluates its performance obligations each period and makes adjustments to reflect any known additions or cancellations. Performance obligations related to variable consideration, which is based on sales, are constrained.

Note 4 – Leases

The components of rental revenues for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed lease payments	$114,916	$108,230	$344,294	$333,303
Variable lease payments	28,949	26,556	82,958	75,296
Total rental revenues	$143,865	$134,786	$427,252	$408,599

The undiscounted future fixed lease payments to be received under the Company's operating leases as of September 30, 2026, are as follows:

Years Ending December 31,
2026 (1)	$119,285
2027	409,661
2028	324,455
2029	247,207
2030	191,736
2031	142,214
Thereafter	424,331
Total undiscounted lease payments	$1,858,889
(1)
Reflects rental payments for the period October 1, 2026 to December 31, 2026.

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

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments. The estimated fair value of mortgage and other indebtedness was $1,994,184 and $2,084,706 as of September 30, 2026 and December 31, 2025, respectively. The fair value of mortgage and other indebtedness was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently.

Fair Value Measurements on a Recurring Basis

The Company uses interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows. This analysis reflects the contractual terms of the interest rate swap, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company's derivative contracts for the effect of nonperformance risk, it has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. In accordance with ASU 2011-04, the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate swap fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate swap utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contract, which determination was based on the fair value of the individual contract, was not significant to the overall valuation. As a result, the Company's interest rate swap held as of September 30, 2026 and December 31, 2025 was classified as Level 2 of the fair value hierarchy.

The following tables set forth information regarding the Company's interest rate swap that was designated as a cash flow hedge of interest rate risk for the nine months ended September 30, 2026 and the year ended December 31, 2025. See Note 9 for more information.

		Fair Value Measurements at Reporting Date Using
Asset	Fair Value at September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap	$212	$—	$212	$—

		Fair Value Measurements at Reporting Date Using
Asset	Fair Value at December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap	$2	$—	$2	$—

During the nine months ended September 30, 2026, the Company has continued to reinvest the cash from maturing U.S. Treasury securities into new U.S. Treasury securities. The Company designated the U.S. Treasury securities as available-for-sale (“AFS”). The table below sets forth information regarding the Company’s AFS securities that were measured at fair value for the nine months ended September 30, 2026 and for the year ended December 31, 2025:

U.S. Treasury securities	September 30, 2026	December 31, 2025
Amortized cost (1)	$290,311	$292,646
Allowance for credit losses (2)	—	—
Total unrealized (loss) gain	(374)	441
Fair value (3)	$289,937	$293,087
(1)
The U.S. Treasury securities held as of September 30, 2026 have maturities through September 2027.
(2)
U.S. Treasury securities have a long history with no credit losses. Additionally, the Company notes that U.S. Treasury securities are explicitly fully guaranteed by a sovereign entity that can print its own currency and that the sovereign entity’s currency is routinely held by central banks and other major financial institutions, is used in international commerce, and commonly viewed as a reserve currency, all of which qualitatively indicate that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. Therefore, the Company did not record expected credit losses for its U.S. Treasury securities for the nine months ended September 30, 2026, nor for the year ended December 31, 2025.
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

Long-lived Assets Measured at Fair Value in 2026

The Company did not record loss on impairment for the three or nine months ended September 30, 2026.

Long-lived Assets Measured at Fair Value in 2025

During the three months ended September 30, 2025, the Company sold a land parcel (September 2025) for $7,463, which was less than its carrying value and recorded an impairment of $1,736. During the nine months ended September 30, 2025, the Company sold 840 Greenbrier Circle (June 2025) for $3,500 and a land parcel (September 2025) for $7,463, which were less than their carrying values and recorded an impairment of $3,193.

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

The following table summarizes the recognized amounts of identified assets acquired and liabilities assumed at the acquisition date:

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

In July 2025, the Company acquired four enclosed malls. The purchase price was approximately $179,742 including acquisition costs. Additionally, the Company received a credit at closing related to a net working capital deficit of $2,727 assumed by the Company. The acquired malls included Ashland Town Center in Ashland, KY, Mesa Mall in Grand Junction, CO, Paddock Mall in Ocala, FL, and Southgate Mall in Missoula, MT. The Company funded the transaction using cash from sales of real estate assets and funds from the modification of an existing loan.

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

The following table summarizes the recognized amounts of identified assets acquired and liabilities assumed at the acquisition date as of September 30, 2025:

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

2026 Dispositions

During the three months ended September 30, 2026, the Company realized a gain of $5,394 related to the sale of an outparcel (September 2026). During the nine months ended September 30, 2026, the Company realized a gain of $20,429 related to the sale of nine outparcels (January 2026, April 2026, June 2026 and September 2026). For the three and nine months ended September 30, 2026, gross proceeds from sales of real estate assets were $6,276 and $26,972, respectively.

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

Held-for-Sale

The Company may sell properties from time to time for various reasons. The Company classifies long-lived assets as held-for-sale once certain criteria have been met. The Company classifies a real estate property as held-for-sale when: (i) management has approved the disposal, (ii) the property is available for sale in its present condition, (iii) an active program to locate a buyer has been initiated, (iv) it is probable that the property will be disposed of within one year, (v) the property is being marketed at a reasonable price relative to its fair value and (vi) it is unlikely that the disposal plan will significantly change or be withdrawn. Following the classification of a property as held-for-sale, no further depreciation or amortization is recorded and the assets and liabilities are recorded at the lower of carrying value or fair market value, less cost to sell.

The following properties were classified as held-for-sale as of September 30, 2026:

Property	Location	Property Type	Total Assets	Total Liabilities (1)
Old Hickory Mall (2)	Jackson, TN	Mall	$2,248	$448
Eastland Mall	Bloomington, IL	Mall	5,203	667
Total			$7,451	$1,115

(1)
Included within accounts payable and accrued liabilities on the condensed consolidated balance sheet.
(2)
Subsequent to September 30, 2026, the property was sold. See Note 15 for more information.

As of December 31, 2025, there were no properties that met the criteria to be classified as held-for-sale.

Note 8 – Unconsolidated Affiliates and Noncontrolling Interests

Unconsolidated Affiliates

At September 30, 2026, the Company had investments in 23 entities, which are accounted for using the equity method of accounting. All investments in unconsolidated affiliates were similar in nature and the entities all were developing or held and operated real estate assets.

The Company had three unconsolidated affiliates with its ownership interests ranging from 33% to 49%, 14 unconsolidated affiliates owned in 50/50 joint ventures and three unconsolidated affiliates with ownership interests of 65%.

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

2026 Activity - Unconsolidated Affiliates

CBL-Friendly Center CMBS, LLC

In September 2026, the Company and its joint venture partner sold the former Sears location at Friendly Center for $9,100. The Company recognized a loss on impairment of $91, within equity in earnings in the condensed consolidated statements of operations, related to the sale.

Coastal Grand-DSG LLC

In April 2026, the Company and its joint venture partner closed on a $6,581 non-recourse, five-year loan secured by Coastal Grand Mall - Dick's Sporting Goods, which bears a fixed interest rate of 6.17%. Proceeds from the new loan were used to retire the previous loan.

Jefferson Mall CMBS, LLC

In January 2026, the loan secured by Jefferson Mall entered default. In February 2026, the property was placed into receivership and the Company deconsolidated the property due to a loss of control. For the nine months ended September 30, 2026, the Company recognized gain on deconsolidation of $35,334. The Company anticipates returning the property to the lender.

Gettysburg Outlet Center CMBS, LLC

The loan secured by The Outlet Shoppes at Gettysburg matured in October 2025. In May 2026, the property was placed into receivership and the Company deconsolidated the property due to a loss of control. For the nine months ended September 30, 2026, the Company recognized gain on deconsolidation of $5,925. The Company anticipates returning the property to the lender.

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

In August 2026, the Company and its joint venture partner sold York Town Center for $50,650. In conjunction with the sale of the property, the Company's portion of the loan was paid off in the amount of $28,242. The Company recognized a gain of $10,708, within equity in earnings in the condensed consolidated statements of operations, related to the sale.

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

Mall of South Carolina, LP and Mall of South Carolina Outparcel, LP

In September 2025, the Company entered into a forbearance agreement on the loan secured by Coastal Grand Mall and Coastal Grand Crossing that waived default interest and extended the maturity date through August 2028. In addition to the existing contractual interest rate, the forbearance agreement provided for default interest on the outstanding loan balance of 1%, 2% and 3% for each respective year of the forbearance agreement.

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

Condensed Combined Financial Statements - Unconsolidated Affiliates

Condensed combined financial statement information of the unconsolidated affiliates is as follows:

	September 30, 2026	December 31, 2025
ASSETS:
Investment in real estate assets	$1,147,113	$1,255,163
Accumulated depreciation	(546,587)	(574,364)
	600,526	680,799
Developments in progress	1,213	1,315
Net investment in real estate assets	601,739	682,114
Other assets	116,693	135,138
Total assets	$718,432	$817,252
LIABILITIES:
Mortgage and other indebtedness, net	$697,999	$715,013
Other liabilities	35,953	23,468
Total liabilities	733,952	738,481
OWNERS' EQUITY:
The Company	57,912	78,016
Other investors	(73,432)	755
Total owners' equity	(15,520)	78,771
Total liabilities and owners’ equity	$718,432	$817,252

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenues	$46,920	$45,121	$139,621	$133,959
Net income (1)	$34,488	$10,238	$74,509	$62,784

(1)
The Company's pro rata share of net income was $17,246 and $1,696 for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, the Company's pro rata share of net income was $49,834 and $15,046, respectively.

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

Consolidated VIEs

As of September 30, 2026, the Company had investments in nine consolidated VIEs with ownership interests ranging from 50% to 92%.

Unconsolidated VIEs

The table below lists the Company's unconsolidated VIEs as of September 30, 2026:

Unconsolidated VIEs:	Investment in Real Estate Joint Ventures and Partnerships	Maximum Risk of Loss
Ambassador Infrastructure, LLC (1)	$—	$1,012
Atlanta Outlet JV, LLC	—	—
El Paso Outlet Center Holding, LLC	—	—
Gettysburg Outlet Center Holding, LLC (2)	—	—
Jefferson Mall CMBS, LLC (2)	—	—
Louisville Outlet Shoppes, LLC	—	—
Mall of South Carolina L.P.	—	—
Southpark Mall CMBS, LLC (3)	—	—
Vision - CBL Hamilton Place, LLC	3,485	3,485
Vision - CBL Mayfaire TC Hotel, LLC	5,719	5,719
	$9,204	$10,216

(1)
The Operating Partnership has guaranteed all of the debt.
(2)
During the nine months ended September 30, 2026, the property was placed into receivership.
(3)
During the year ended December 31, 2025, the property was placed into receivership.

Note 9 – Mortgage and Other Indebtedness, Net

CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries that it has a direct or indirect ownership interest in are the borrowers on all the Company's debt. At September 30, 2026, all the Company's consolidated debt is non-recourse.

The Company’s mortgage and other indebtedness, net, consisted of the following:

	September 30, 2026		December 31, 2025
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
2032 non-recourse bank loan (2)	$367,956	7.70%	$367,956	7.70%
Non-recourse secured mall loan due 2031	422,148	7.40%	—	—
Non-recourse loans on operating properties	1,042,653	5.53%	1,133,962	4.64%
Total fixed-rate debt	1,832,757	6.40%	1,501,918	5.39%
Variable-rate debt:
Non-recourse secured term loan	—	—	646,722	6.74%
2032 non-recourse bank loan (2)	72,195	7.78%	75,000	7.97%
Non-recourse secured lifestyle centers loan due 2032	176,080	7.78%	—	—
Non-recourse loan on an operating property	29,305	7.68%	31,380	7.62%
Total variable-rate debt	277,580	7.77%	753,102	6.90%
Total fixed-rate and variable-rate debt	2,110,337	6.58%	2,255,020	5.89%
Unamortized deferred financing costs	(28,191)		(9,276)
Debt discounts (3)	(56,696)		(74,959)
Total mortgage and other indebtedness, net	$2,025,450		$2,170,785
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
(3)
In conjunction with the acquisition of the Company's partner's 50% joint venture interests in CoolSprings Galleria, Oak Park Mall and West County Center and the implementation of fresh start accounting upon emergence from bankruptcy, the Company estimated the fair value of its mortgage notes with the assistance of a third-party valuation advisor. This resulted in recognizing a debt discount, which is accreted over the term of the respective debt using the effective interest method. The remaining debt discounts at September 30, 2026 will be accreted over a weighted average period of 3.9 years.

Non-recourse loans on operating properties, the 2032 non-recourse bank loan, the non-recourse secured mall loan due 2031 and the non-recourse secured lifestyle centers loan due 2032 include loans that are secured by properties owned by the Company that have a carrying value of $1,693,964 at September 30, 2026.

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

In March 2026, the Company entered into a $176,080 variable‑rate, non‑recourse loan (the "secured lifestyle centers loan due 2032") that has a five‑year term, includes two one‑year extension options, and is interest‑only with a variable interest rate of SOFR plus 410 basis points. The secured lifestyle centers loan due 2032 is secured by Mayfaire Town Center, Pearland Town Center, Southaven Town Center and East Towne Mall, all of which served as collateral under the prior secured term loan. Also, the secured lifestyle centers loan due 2032 is subject to customary cross-default provisions with the Company’s 2032 non-recourse bank loan.

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

In May 2026, the $19,438 loan ($9,719 at the Company's share) secured by The Outlet Shoppes at Gettysburg, which matured in October 2025, was deconsolidated by the Company in conjunction with the property entering receivership. See Note 8.

In May 2026, the Company entered into a $71,900 non-recourse, five-year loan secured by Hamilton Place, which bears a fixed interest rate of 6.85%. Proceeds from the new loan were used to retire the previous loan.

In May 2026, the loan secured by Volusia Mall was modified, which extended the maturity date through October 2026. Subsequent to September 30, 2026, the loan was modified and extended through January 2027. See Note 15.

In June 2026, the lender notified the Company that the loan secured by The Outlet Shoppes at Laredo was in default. In August 2026, the loan was extended through November 2026.

Subsequent to September 30, 2026, the Company closed on a $135,000 non-recourse, five-year loan secured by West County Center. See Note 15 for more information.

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

In July 2025, the Company closed on the acquisition of four malls. The malls included Ashland Town Center in Ashland, KY, Mesa Mall in Grand Junction, CO, Paddock Mall in Ocala, FL, and Southgate Mall in Missoula, MT. Concurrent with the acquisition, the Company completed a modification and extension of the existing $332,956 2032 non-recourse bank loan (previously referred to as the "open-air centers and outparcel loan"), which was scheduled to initially mature in June 2027. The loan was modified to include the acquired properties, increasing the principal balance by $110,000 to $442,956 and extended the initial maturity through October 2030, with one, two-year extension option for a final maturity of October 2032. For the initial five-year term, the interest-only loan will bear a fixed interest rate of 7.70% on a principal balance of approximately $368,000 and a floating interest rate of SOFR plus 410 basis points on the remaining balance of approximately of $75,000. The full principal balance will convert to the floating rate after the initial term.

In July 2025, the loan secured by Southpark Mall entered default and the property was placed into receivership. The Company deconsolidated the property in conjunction with the property entering receivership. See Note 8.

Scheduled Principal Payments

As of September 30, 2026, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, are as follows:

2026 (1)	$202,626
2027	21,653
2028	145,913
2029	20,069
2030	926,489
2031	606,470
Thereafter	58,699
Total	1,981,919
Principal balance of loans with maturity dates prior to September 30, 2026 (2)	128,418
Total mortgage and other indebtedness	$2,110,337

(1)
Reflects scheduled principal amortization for the period October 1, 2026 through December 31, 2026.
(2)
Represents the aggregate principal balance as of September 30, 2026 of the loans secured by Arbor Place and Parkdale Mall and Parkdale Crossing, which are in default. The loan secured by Parkdale Mall and Parkdale Crossing matured in March 2026 and had a balance of $46,803 as of September 30, 2026. The loan secured by Arbor Place matured in May 2026 and had a balance of $81,615 as of September 30, 2026. The Company anticipates returning Parkdale Mall and Parkdale Crossing and Arbor Place to the lenders in satisfaction of the debt.

Of the $202,626 of scheduled principal payments for the remainder of 2026, $197,350 relates to the maturing principal balances of the loans secured by Volusia Mall, The Outlet Shoppes at Laredo and West County Center. Subsequent to September 30, 2026, the loan secured by Volusia Mall was extended and the loan secured by West County Center was paid off with proceeds from a new loan. See Note 15 for more information.

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

Instrument Type	Location in the Condensed Consolidated Balance Sheet	Notional	Index	Fair Value at September 30, 2026	Maturity Date
Pay fixed/Receive variable swap	Intangible lease assets and other assets	$32,000	1-month USD-SOFR CME	$212	Jun-27

	Three Months Ended September 30,		Nine Months Ended September 30,
Hedging Instrument - Interest Rate Swap	2026	2025	2026	2025
Gain (loss) recognized in other comprehensive income (loss)	$27	$(43)	$210	$(467)
Gain recognized in earnings (1)	$31	$83	$89	$246
(1)
Gain reclassified from accumulated other comprehensive income into earnings shown in interest expense.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that $212 will be reclassified from other comprehensive income (loss) as a decrease to interest expense.

The Company has an agreement with each derivative counterparty that contains a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of September 30, 2026, the Company did not have any derivatives with a fair value in a net liability position including accrued interest but excluding any adjustment for nonperformance risk. As of September 30, 2026, the Company has posted $1,920 of cash collateral related to the interest rate swap. The Company is not in breach of any agreement provisions.

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

Information on the Company's reportable segments is presented as follows:

Three Months Ended September 30, 2026	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	Total Reportable Segments	All Other (1)	Consolidation Adjustments (2)	Consolidated Total
Revenues (3)	$125,862	$8,668	$13,023	$12,637	$160,190	$4,491	$(15,984)	$148,697
Property operating expenses (4)	(46,961)	(3,100)	(3,686)	(2,572)	(56,319)
Interest and other income	5,386	11	10	178	5,585
Segment net operating income	$84,287	$5,579	$9,347	$10,243	109,456
All other segment net operating income (1)					4,773
Consolidation adjustments (2)					(10,578)
Interest expense					(66,127)
Gain on sales of real estate assets					5,394
Depreciation and amortization					(35,084)
General and administrative expense					(14,204)
Loss on deconsolidation					(107)
Income tax benefit					1,076
Equity in earnings of unconsolidated affiliates					17,246
Net income					$11,845

Three Months Ended September 30, 2025	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	Total Reportable Segments	All Other (1)	Consolidation Adjustments (2)	Consolidated Total
Revenues (3)	$115,876	$8,659	$12,750	$15,155	$152,440	$7,745	$(20,905)	$139,280
Property operating expenses (4)	(42,884)	(3,279)	(3,668)	(3,243)	(53,074)
Interest and other income	43	13	37	169	262
Segment net operating income	$73,035	$5,393	$9,119	$12,081	99,628
All other segment net operating income (1)					8,901
Consolidation adjustments (2)					(15,949)
Interest expense					(44,779)
Gain on sales of real estate assets					51,228
Other					(45)
Depreciation and amortization					(39,900)
General and administrative expense					(17,787)
Loss on impairment					(1,736)
Gain on deconsolidation					33,851
Income tax provision					(48)
Equity in earnings of unconsolidated affiliates					1,696
Net income					$75,060

Nine Months Ended September 30, 2026	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	Total Reportable Segments	All Other (1)	Consolidation Adjustments (2)	Consolidated Total
Revenues (3)	$371,339	$25,596	$38,501	$40,523	$475,959	$21,808	$(56,623)	$441,144
Property operating expenses (4)	(139,281)	(9,338)	(10,588)	(8,401)	(167,608)
Interest and other income	6,277	33	82	379	6,771
Segment net operating income	$238,335	$16,291	$27,995	$32,501	315,122
All other segment net operating income (1)					22,887
Consolidation adjustments (2)					(40,787)
Interest expense					(148,742)
Gain on sales of real estate assets					20,429
Other					30
Depreciation and amortization					(109,465)
General and administrative expense					(47,573)
Gain on deconsolidation					41,152
Income tax benefit					1,664
Equity in earnings of unconsolidated affiliates					49,834
Net income					$104,551

Nine Months Ended September 30, 2025	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	Total Reportable Segments	All Other (1)	Consolidation Adjustments (2)	Consolidated Total
Revenues (3)	$345,992	$25,782	$37,561	$51,022	$460,357	$24,004	$(62,408)	$421,953
Property operating expenses (4)	(131,720)	(9,786)	(11,150)	(10,685)	(163,341)
Interest and other income	351	38	95	509	993
Segment net operating income	$214,623	$16,034	$26,506	$40,846	298,009
All other segment net operating income (1)					27,433
Consolidation adjustments (2)					(47,614)
Interest expense					(132,963)
Other					(75)
Gain on sales of real estate assets					74,099
Depreciation and amortization					(125,143)
General and administrative expense					(53,682)
Gain on deconsolidation					33,851
Loss on extinguishment of debt					(217)
Loss on impairment					(3,193)
Income tax benefit					54
Equity in earnings of unconsolidated affiliates					15,046
Net income					$85,605

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

The following table presents the calculation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic earnings per share
Net income attributable to the Company	$11,793	$75,428	$104,724	$86,976
Less: Earnings allocable to unvested restricted stock	(448)	(1,161)	(2,441)	(1,345)
Net income attributable to common shareholders	11,345	74,267	102,283	85,631
Weighted-average basic shares outstanding	30,222	30,406	30,209	30,427
Net income per share attributable to common shareholders	$0.38	$2.44	$3.39	$2.81

Diluted earnings per share (1)
Net income attributable to common shareholders	$11,345	$74,267	$102,283	$85,631
Dilutive impact of unvested restricted stock	—	214	16	—
Net income attributable to common shareholders, net of dilutive impact	11,345	74,481	102,299	85,631
Weighted-average diluted shares outstanding	30,998	31,313	30,870	30,851
Net income per share attributable to common shareholders	$0.37	$2.38	$3.31	$2.78

(1)
Diluted EPS includes contingently issuable shares related to PSUs, calculated under the treasury stock method, for all periods presented. Unvested restricted stock awards were treated as follows:
•
Three months ended September 30, 2026: Some unvested restricted stock awards are included under the treasury stock method, and certain others are excluded due to their anti-dilutive nature. Had they been dilutive, the diluted EPS denominator would have been 31,560, including 563 incremental shares.
•
Nine months ended September 30, 2026: Some unvested restricted stock awards are included under the treasury stock method, and certain others are excluded due to their anti-dilutive nature. Had they been dilutive, the diluted EPS denominator would have been 31,377, including 507 incremental shares.
•
Three months ended September 30, 2025: Unvested restricted stock awards are included under the treasury stock method.
•
Nine months ended September 30, 2025: Unvested restricted stock awards are excluded due to their anti-dilutive nature. Had they been dilutive, the diluted EPS denominator would have been 30,988, including 136 incremental shares.

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

Note 13 – Share-Based Compensation

Restricted Stock Awards

Compensation expense is recognized on a straight-line basis over the requisite service period. The share-based compensation expense related to restricted stock awards granted under the CBL & Associates Properties, Inc. 2021 Equity Incentive Plan ("EIP") was $1,709 and $5,083 for the three and nine months ended September 30, 2026, respectively. The share-based compensation expense related to restricted stock awards granted under the CBL & Associates Properties, Inc. 2021 EIP was $2,278 and $6,680 for the three and nine months ended September 30, 2025, respectively. Share-based compensation cost capitalized as part of real estate assets was $29 and $82, for the three and nine months ended September 30, 2026, respectively. Share-based compensation cost capitalized as part of real estate assets was $36 and $98 for the three and nine months ended September 30, 2025, respectively. Share-based compensation cost resulting from share-based awards is recorded at the Management Company, which is a taxable entity.

A summary of the status of the Company’s unvested restricted stock awards as of September 30, 2026, and changes during the nine months ended September 30, 2026, are presented below:

	Shares	Weighted- Average Grant-Date Fair Value Per Share
Unvested at January 1, 2026	338,056	$28.35
Granted	171,158	$36.05
2023 PSUs earned and granted as restricted stock	392,257	$38.79
Vested	(182,834)	$27.47
Forfeited	(2,001)	$32.20
Unvested at September 30, 2026	716,636	$36.11

The total grant date fair value of the 2023 PSUs that were earned and were granted as restricted stock awards was $15,214 and the total grant date fair value of the remaining restricted stock awards granted during the nine months ended September 30, 2026 was $6,169. The total fair value of restricted stock awards that vested during the nine months ended September 30, 2026 was $6,708.

Performance Stock Unit Awards

Compensation cost for the PSUs granted in February 2023, February 2024, February 2025 and February 2026 is recognized on a straight-line basis over the service period since it is longer than the performance period. The resulting expense is recorded regardless of whether any PSU awards are earned as long as the required service period is met. Share-based compensation expense related to the PSUs granted under the 2021 Equity Incentive Plan was $778 and $2,211 for the three and nine months ended September 30, 2026, respectively. Share-based compensation expense related to the PSUs granted under the 2021 Equity Incentive Plan was $1,992 and $5,807 for the three and nine months ended September 30, 2025, respectively.

A summary of the status of the Company’s outstanding PSU awards as of September 30, 2026, and changes during the nine months ended September 30, 2026, are presented below:

	PSUs	Weighted- Average Grant-Date Fair Value Per Share
Unearned at January 1, 2026	535,849	$31.78
2026 PSUs granted	111,528	$29.22
Incremental PSUs granted (1)	18,485	$46.51
Earned (2)	(196,128)	$36.21
Unearned at September 30, 2026	469,734	$29.91
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

The total grant-date fair value of PSU awards granted during the nine months ended September 30, 2026 was $3,259.

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

As of September 30, 2026, there was $14,363 of total unrecognized compensation cost related to unvested restricted stock awards and PSUs, which is expected to be recognized over a weighted-average period of 2.1 years.

Note 14 – Noncash Investing and Financing Activities

The Company’s noncash investing and financing activities were as follows:

	Nine Months Ended September 30,
	2026	2025
Additions to real estate assets accrued but not yet paid	$15,122	$14,842
Deconsolidation upon loss of control (1):
Decrease in real estate assets	(15,638)	(10,075)
Decrease in mortgage and other indebtedness	60,357	45,594
Decrease in operating assets and liabilities	2,963	882
Decrease in intangible lease and other assets	(948)	(2,550)
Decrease in noncontrolling interest and joint venture interest	(5,582)	—
(1)
See Note 8 for more information.

Note 15 – Subsequent Events

In October 2026, the Company redeemed $70,479 in U.S. Treasury securities and purchased $68,136 in new U.S. Treasury securities.

In October 2026, the Company closed on a $135,000 non-recourse, five-year loan secured by West County Center, which bears a fixed interest rate of 7.39%. Proceeds from the new loan were used to retire the previous loan. Under the previous loan, cash flows were swept by the lender.

In October 2026, the loan secured by Volusia Mall was modified and extends the maturity date through January 2027.

In October 2026, the Company announced a cash dividend of $0.625 per common share for the fourth quarter ending December 31, 2026.

In November 2026, the Company's board of directors authorized the repurchase of up to $25,000 of the Company's common stock. The authorized share repurchase program has an expiration date of December 31, 2027 and replaces the existing program authorized in November 2025.

In November 2026, the Company sold Old Hickory Mall for $5,500.

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

Executive Overview

We are a self-managed, self-administered, fully integrated REIT that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, outlet centers, lifestyle centers, open-air centers and other properties. See Note 1 to the condensed consolidated financial statements for information on our property interests as of September 30, 2026. We have elected to be taxed as a REIT for federal income tax purposes.

The following summarizes our net income and net income attributable to common shareholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$11,845	$75,060	$104,551	$85,605
Net income attributable to common shareholders	$11,345	$74,267	$102,283	$85,631

Significant items that affected comparability between the three-month periods include:

•
Items increasing net income for the three months ended September 30, 2026 compared to the prior period:
•
Rental revenues were $9.1 million higher;
•
Depreciation and amortization expense was $4.8 million lower;
•
Equity in earnings was $15.5 million higher;
•
General and administrative expense was $3.6 million lower;
•
Interest and other income was $5.2 million higher; and
•
Loss on impairment was $1.7 million lower.
•
Items decreasing net income for the three months ended September 30, 2026 compared to the prior period:
•
Gain on deconsolidation was $34.0 million lower;
•
Gain on sales of real estate assets was $45.8 million lower;
•
Interest expense was $21.3 million higher;
•
Real estate taxes were $1.8 million higher; and
•
Maintenance and repairs expenses was $1.8 million higher.

Significant items that affected comparability between the nine-month periods include:

•
Items increasing net income for the nine months ended September 30, 2026 compared to the prior period:
•
Rental revenues were $18.7 million higher;
•
Gain on deconsolidation was $7.3 million higher;
•
Depreciation and amortization expense was $15.7 million lower;
•
Equity in earnings was $34.8 million higher;
•
General and administrative expense was $6.1 million lower;
•
Interest and other income was $5.0 million higher; and
•
Loss on impairment was $3.2 million lower.
•
Items decreasing net income for the nine months ended September 30, 2026 compared to the prior period:
•
Gain on sales of real estate assets was $53.7 million lower;
•
Interest expense was $15.8 million higher; and
•
Property operating expense was $4.5 million higher.

Our focus is on continuing to execute our strategy to improve occupancy, drive rent growth and transform the offerings available at our properties to include a targeted mix of retail, service, dining, entertainment and other non-retail uses, primarily through the re-tenanting of former anchor locations as well as diversification of in-line tenancy. This operational strategy is also supported by our balance sheet strategy of reducing overall debt, extending our debt maturity schedule and lowering our overall cost of borrowings to limit maturity risk, as well as improving net cash flow and enhancing enterprise value. During the first nine months of 2026, we reduced our debt balance and extended our debt maturity schedule through refinancings, such as the refinancing of the $634.0 million secured term loan with two new loans, which extended the maturity date five years. Additionally, we acquired Gateway Mall in Lincoln, NE for approximately $43.8 million. Also, we sold Hammock Landing and York Town Center, totaling $128.7 million in gross proceeds, consistent with our strategic focus on growing our mall portfolio and increasing cash flow through capital recycling.

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

Results of Operations

Properties that were in operation for the entire year during 2025 and the nine months ended September 30, 2026 are referred to as the "Comparable Properties." Since January 2025, we have opened, acquired, deconsolidated and disposed of the following properties:

Properties Opened

Property	Location	Date of Opening
Element by Westin (1)	Wilmington, NC	September 2025

(1)
The property is owned by a joint venture that is accounted for using the equity method of accounting and is included in equity in earnings of unconsolidated affiliates in the accompanying condensed consolidated statements of operations.

Acquisitions

Property	Location	Date of Acquisition
Ashland Town Center	Ashland, KY	July 2025
Mesa Mall	Grand Junction, CO	July 2025
Paddock Mall	Ocala, FL	July 2025
Southgate Mall	Missoula, MT	July 2025
Gateway Mall	Lincoln, NE	March 2026

Deconsolidations

Property	Location	Date of Deconsolidation
Southpark Mall	Colonial Heights, VA	July 2025
Jefferson Mall	Louisville, KY	February 2026
The Outlet Shoppes at Gettysburg	Gettysburg, PA	May 2026

Dispositions

Property	Location	Date of Disposition
Monroeville Mall	Monroeville, PA	January 2025
Annex at Monroeville	Monroeville, PA	January 2025
Imperial Valley Mall	El Centro, CA	February 2025
840 Greenbrier Circle	Chesapeake, VA	June 2025
The Promenade	D'Iberville, MS	July 2025
Fremaux Town Center (1)	Slidell, LA	October 2025
Hammock Landing (1)	West Melbourne, FL	May 2026
York Town Center (1)	York, PA	August 2026
(1)
The property was owned by a joint venture that was accounted for using the equity method of accounting and was included in equity in earnings of unconsolidated affiliates in the accompanying condensed consolidated statements of operations.

We consider properties undergoing major redevelopment, properties being considered for repositioning, properties where we intend to renegotiate the terms of the debt secured by the related property or return the property to the lender as non-core. As of September 30, 2026, Arbor Place, Brookfield Square, Eastland Mall, Harford Mall, Jefferson Mall, Laurel Park Place, Old Hickory Mall, Parkdale Mall, Parkdale Crossing, Southpark Mall, The Outlet Shoppes at Gettysburg, Volusia Mall and York Galleria were designated as non-core.

Comparison of the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025

Revenues

	Three Months Ended September 30,
	2026	2025	Change	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	All Other
Rental revenues	$143,865	$134,786	$9,079	$9,549	$(1,015)	$22	$450	$73
Management, development and leasing fees	1,599	1,226	373	—	—	—	—	373
Other	3,233	3,268	(35)	22	(90)	(11)	(10)	54
Total revenues	$148,697	$139,280	$9,417	$9,571	$(1,105)	$11	$440	$500

Rental revenues increased partially due to the acquisition of four malls in July 2025 and one mall in March 2026, which resulted in an increase of $5.7 million during the current period. Also, rental revenues at the comparable properties increased $5.8 million compared to the prior period. The increase was partially offset by $2.8 million of rental revenues associated with properties sold or deconsolidated since the prior period.

Operating Expenses

	Three Months Ended September 30,
	2026	2025	Change	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	All Other
Property operating	$(27,341)	$(27,383)	$42	$335	$548	$(269)	$196	$(768)
Real estate taxes	(14,730)	(12,970)	(1,760)	(1,912)	4	287	(182)	43
Maintenance and repairs	(11,375)	(9,594)	(1,781)	(1,902)	62	(12)	56	15
Property operating expenses	(53,446)	(49,947)	(3,499)	(3,479)	614	6	70	(710)
Depreciation and amortization	(35,084)	(39,900)	4,816	4,050	142	(173)	495	302
General and administrative	(14,204)	(17,787)	3,583	—	—	—	—	3,583
Loss on impairment	—	(1,736)	1,736	—	—	—	—	1,736
Other	—	(45)	45	45	—	—	—	—
Total operating expenses	$(102,734)	$(109,415)	$6,681	$616	$756	$(167)	$565	$4,911

Total property operating expenses increased during the current period primarily due to higher real estate tax and maintenance and repair expenses. The acquisition of four malls in July 2025 and one mall in March 2026 resulted in an increase of $2.8 million during the current period, which was partially offset by $2.1 million related to properties sold or deconsolidated since the prior period.

Depreciation and amortization expense decreased primarily due to tenant improvement and intangible in-place lease assets recognized upon consolidation of three malls in December 2024, as well as the adoption of fresh start accounting on November 1, 2021, becoming fully depreciated or amortized since the prior period. The decrease was partially offset by the addition of tangible assets and intangible lease assets recognized upon the acquisition of four malls in July 2025 and one mall in March 2026, which resulted in an increase of $1.5 million during the current period.

General and administrative expense decreased primarily due to lower stock-based compensation expense in the current period as compared to the prior period, as well as lower professional fees expense in the current period.

During the three months ended September 30, 2025, we recorded loss on impairment of $1.7 million related to a land parcel we sold for less than its carrying value.

Other Income and Expenses

Interest and other income increased $5.2 million in the current period primarily related to excess proceeds received at one of our properties related to bonds issued by the community improvement district where the property is located.

Interest expense increased $21.3 million during the three months ended September 30, 2026 as compared to the prior period. The increase was primarily due to an increase in non-cash default interest expense on loans past their maturity date, including one loan for which non-cash default interest expense was retroactive to November 1, 2020, pursuant to the terms of a prior forbearance agreement entered into in connection with our emergence from bankruptcy on November 1, 2021. The accrued non-cash default interest is expected to be resolved when the respective property is either sold or conveyed to the lender in satisfaction of the debt. Also, the increase is attributable to property loan interest expense due to refinancings with higher interest rates as compared to the prior period. The increase was partially offset by property-level debt discounts becoming fully accreted upon maturity of the related loans or when the related loan was deconsolidated since the prior period.

For the three months ended September 30, 2025, we recorded a $33.9 million gain on deconsolidation related to Southpark Mall. The property was deconsolidated due to a loss of control when it was placed into receivership in connection with the foreclosure process.

Equity in earnings increased $15.5 million during the three months ended September 30, 2026 as compared to the prior period. The increase was primarily due to the sale of York Town Center during the current period.

During the three months ended September 30, 2026, we recognized $5.4 million of gain on sales of real estate assets primarily related to the sale of an outparcel. During the three months ended September 30, 2025, we recognized $51.2 million of gain on sales of real estate assets primarily related to the sales of The Promenade and a land parcel.

Comparison of the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025

Revenues

	Nine Months Ended September 30,
	2026	2025	Change	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	All Other
Rental revenues	$427,252	$408,599	$18,653	$24,460	$(1,455)	$(98)	$(4,051)	$(203)
Management, development and leasing fees	4,367	3,900	467	—	—	—	—	467
Other	9,525	9,454	71	(155)	15	1	91	119
Total revenues	$441,144	$421,953	$19,191	$24,305	$(1,440)	$(97)	$(3,960)	$383

Rental revenues increased primarily due to the acquisition of four malls in July 2025 and one mall in March 2026, which resulted in an increase of $27.3 million during the current period. Also, rental revenues at the comparable properties increased $8.5 million compared to the prior period. The increase was partially offset by $16.1 million of rental revenues associated with properties sold or deconsolidated since the prior period.

Operating Expenses

	Nine Months Ended September 30,
	2026	2025	Change	Malls	Outlet Centers	Lifestyle Centers	Open-Air Centers	All Other
Property operating	$(81,371)	$(76,844)	$(4,527)	$(3,851)	$577	$61	$525	$(1,839)
Real estate taxes	(42,851)	(43,728)	877	(574)	142	1,047	283	(21)
Maintenance and repairs	(34,549)	(33,432)	(1,117)	(1,622)	88	(44)	357	104
Property operating expenses	(158,771)	(154,004)	(4,767)	(6,047)	807	1,064	1,165	(1,756)
Depreciation and amortization	(109,465)	(125,143)	15,678	12,028	306	130	2,324	890
General and administrative	(47,573)	(53,682)	6,109	—	—	—	—	6,109
Loss on impairment	—	(3,193)	3,193	—	—	—	—	3,193
Other	30	(75)	105	105	—	—	—	—
Total operating expenses	$(315,779)	$(336,097)	$20,318	$6,086	$1,113	$1,194	$3,489	$8,436

Total property operating expenses increased primarily due to the acquisition of four malls in July 2025 and one mall in March 2026, which resulted in an increase of $10.2 million during the current period. Also, property operating expenses increased at the comparable properties compared to the prior period primarily due to higher property repair and maintenance expense, payroll and insurance related costs. The increase was partially offset by $7.9 million of total property operating expenses associated with properties sold or deconsolidated since the prior period.

Depreciation and amortization expense decreased primarily due to tenant improvement and intangible in-place lease assets recognized upon consolidation of three malls in December 2024, as well as the adoption of fresh start accounting on November 1, 2021, becoming fully depreciated or amortized since the prior period. Also, dispositions accounted for a $3.5 million decrease in the current period as compared to the prior period. The decrease was partially offset by the addition of tangible assets and intangible lease assets recognized upon the acquisition of four malls in July 2025 and one mall in March 2026, which resulted in an increase of $10.8 million during the current period.

General and administrative expense decreased primarily due to lower stock-based compensation expense in the current period as compared to the prior period, as well as lower professional fees expense in the current period.

During the nine months ended September 30, 2025, we recorded loss on impairment of $3.2 million related to the sales of 840 Greenbrier Circle and a land parcel, which were sold for less than their carrying values.

Other Income and Expenses

Interest and other income increased $5.0 million in the current period primarily related to excess proceeds received at one of our properties related to bonds issued by the community improvement district where the property is located.

Interest expense increased $15.8 million during the nine months ended September 30, 2026 as compared to the prior period. The increase was primarily due to an increase in non-cash default interest expense on loans past their maturity date, including one loan for which non-cash default interest expense was retroactive to November 1, 2020, pursuant to the terms of a prior forbearance agreement entered into in connection with our emergence from bankruptcy on November 1, 2021. The accrued non-cash default interest is expected to be resolved when the respective property is either sold or conveyed to the lender in satisfaction of the debt. Also, the increase is attributable to additional interest on the 2032 non-recourse bank loan, as it was modified to increase the loan balance to finance the acquisition of four malls in July 2025. The increase was partially offset due to property-level debt discounts becoming fully accreted upon maturity of the related loans or when the related loan was deconsolidated since the prior period, as well as refinancing the prior secured term loan with the secured mall loan due 2031 and the secured lifestyle centers loan due 2032.

For the nine months ended September 30, 2026, we recorded a $41.2 million gain on deconsolidation related to Jefferson Mall and The Outlet Shoppes at Gettysburg. The properties were deconsolidated due to a loss of control when they were placed into receivership in connection with the foreclosure process. For the nine months ended September 30, 2025, we recorded a $33.9 million gain on deconsolidation related to Southpark Mall. The property was deconsolidated due to a loss of control when it was placed into receivership in connection with the foreclosure process.

Equity in earnings increased $34.8 million during the nine months ended September 30, 2026 as compared to the prior period. The increase was primarily due to the sales of Hammock Landing and York Town Center.

During the nine months ended September 30, 2026, we recognized $20.4 million of gain on sales of real estate assets related to the sale of nine outparcels. During the nine months ended September 30, 2025, we recognized $74.1 million of gain on sales of real estate assets related to the sales of The Promenade, Imperial Valley Mall, Monroeville Mall, Annex at Monroeville, three outparcels associated with the Monroeville Mall properties, a land parcel associated with Imperial Valley Mall, an outparcel and a land parcel.

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

We include a property in our same-center pool when we have owned all or a portion of the property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year and current year-to-date period. New properties are excluded from same-center NOI until they meet these criteria. Properties excluded from the same-center pool that would otherwise meet these criteria are categorized as excluded properties. We exclude properties which are under major redevelopment or are being considered for repositioning, and where we are working or intend to work with the lender on a restructure of the terms of the loan secured by the property or convey the secured property to the lender (“Excluded Properties”). As of September 30, 2026, Arbor Place, Brookfield Square, Eastland Mall, Harford Mall, Jefferson Mall, Laurel Park Place, Old Hickory Mall, Parkdale Mall, Parkdale Crossing, Southpark Mall, The Outlet Shoppes at Gettysburg, Volusia Mall and York Galleria were classified as Excluded Properties.

Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss).

A reconciliation of our same-center NOI to net income for the three and nine months ended September 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$11,845	$75,060	$104,551	$85,605
Adjustments: (1)
Depreciation and amortization, including our share of unconsolidated affiliates and net of noncontrolling interests' share	37,904	42,682	117,865	133,808
Interest expense, including our share of unconsolidated affiliates and net of noncontrolling interests' share	71,543	49,664	165,175	150,427
Abandoned projects expense	—	—	—	27
Gain on sales of real estate assets	(5,394)	(51,228)	(20,429)	(74,099)
Gain on sales of real estate assets of unconsolidated affiliates	(10,729)	—	(22,859)	(1,867)
Adjustment for unconsolidated affiliates with negative investment	1,279	6,817	(3,386)	10,453
Loss on extinguishment of debt	—	—	—	217
Loss (gain) on deconsolidation	107	(33,851)	(41,152)	(33,851)
Loss on impairment, including our share of unconsolidated affiliates	91	1,736	91	3,875
Income tax (benefit) provision	(1,076)	48	(1,664)	(54)
Lease termination fees (2)	(59)	(394)	(533)	(1,795)
Straight-line rent and above- and below-market lease amortization (2)	2,148	4,500	6,783	10,605
Net (income) loss attributable to noncontrolling interests in other consolidated subsidiaries	(44)	368	197	1,379
General and administrative expenses	14,204	17,787	47,573	53,682
Management fees and non-property level revenues (2)	(9,256)	(2,905)	(16,769)	(11,724)
Operating Partnership's share of property NOI (2)	112,563	110,284	335,443	326,688
Non-comparable NOI (2)	(16,358)	(17,576)	(50,454)	(49,054)
Total same-center NOI (3)	$96,205	$92,708	$284,989	$277,634
(1)
Adjustments are based on our Operating Partnership's pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.
(2)
We have reclassified amounts from management fees and non-property level revenues to the identified line items to conform to the current-year presentation. The current-year presentation is based on effective ownership percentages in certain unconsolidated joint ventures while the prior period was based on stated ownership percentages. The difference between the effective ownership and stated ownership percentages is due to differences in capital contributions between joint venture partners and related preferred returns.
(3)
We calculate same-center NOI based on stated ownership percentages.

Same-center NOI increased 3.8% for the three months ended September 30, 2026 as compared to the prior period. The $3.5 million increase for the three months ended September 30, 2026 compared to the same period in 2025 primarily consisted of a $6.1 million increase in revenues, partially offset by a $2.6 million increase in operating expenses. Rental revenues were $6.4 million higher primarily due to higher occupancy, increased rents and higher percentage rents in the current period, as well as a favorable variance in the estimate for uncollectable revenues during the current period as compared to the prior period. Operating expenses increased in the current period primarily due to higher repair and maintenance expense and real estate taxes, which were lower in the prior period due to tax refunds received in the prior period.

Same-center NOI increased 2.6% for the nine months ended September 30, 2026 as compared to the prior period. The $7.4 million increase for the nine months ended September 30, 2026 compared to the same period in 2025 primarily consisted of a $9.5 million increase in revenues, partially offset by a $2.1 million increase in operating expenses. Rental revenues were $9.5 million higher primarily due to higher occupancy, increased rents and higher percentage rents in the current period, as well as a favorable variance in the estimate for uncollectable revenues during the current period as compared to the prior period. Operating expenses increased in the current period primarily due to higher property operating expenses primarily associated with property repair and maintenance expense, payroll and insurance related costs, which was partially offset by lower real estate taxes in the current period.

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

We derive the majority of our revenues from the malls. The sources of our revenues by property type were as follows:

	Nine Months Ended September 30,
	2026	2025
Malls	74.6%	71.3%
Outlet Centers	5.1%	5.3%
Lifestyle Centers	7.7%	7.9%
Open-Air Centers	8.1%	10.5%
All Other Properties	4.5%	5.0%

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

	Sales Per Square Foot for the Trailing Twelve Months Ended September 30,
	2026	2025	% Change
Malls, lifestyle centers and outlet centers same-center sales per square foot	$463	$447	3.6%

Occupancy

Our portfolio occupancy is summarized in the following table (Excluded Properties are not included in occupancy metrics):

	As of September 30,
	2026	2025
Total portfolio	91.5%	90.2%
Malls, lifestyle centers and outlet centers:
Total malls	89.7%	87.6%
Total lifestyle centers	94.1%	93.3%
Total outlet centers	94.1%	92.0%
Total same-center malls, lifestyle centers and outlet centers	90.6%	90.4%
Open-air centers	94.3%	95.3%
All Other Properties	96.1%	91.0%

Leasing

The following is a summary of the total square feet of leases signed in the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating portfolio:
New leases	169,248	203,948	578,482	527,553
Renewal leases	764,535	768,882	2,194,411	2,233,401
Development portfolio:
New leases	—	—	—	6,058
Total leased	933,783	972,830	2,772,893	2,767,012

Average annual base rents per square foot are based on contractual rents in effect as of September 30, 2026 and 2025, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type:

	Nine Months Ended September 30,
	2026	2025
Total portfolio (1)	$28.01	$26.86
Malls, lifestyle centers and outlet centers:
Total same-center malls, lifestyle centers and outlet centers	32.26	32.33
Total malls	32.02	31.63
Total lifestyle centers	33.05	32.92
Total outlet centers	32.50	30.40
Open-air centers	16.08	16.11
All Other Properties	22.18	21.96
(1)
Excluded Properties are not included.

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the three and nine months ended September 30, 2026 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are set forth below. Rent concessions typically consist of periods of free rent. The impact of such concessions was not material for the period presented below.

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF	% Change Average
Three Months Ended September 30, 2026:
All Property Types (1)	460,268	$40.12	$41.54	3.5%	$42.83	6.8%
Malls, Lifestyle Centers & Outlet Centers (2)	434,062	40.87	41.78	2.2%	43.02	5.3%
New leases (2)	49,215	46.78	53.54	14.5%	59.43	27.0%
Renewal leases (2)	384,847	40.11	40.27	0.4%	40.92	2.0%
Open-air Centers	17,598	29.48	33.38	13.2%	35.20	19.4%
Nine Months Ended September 30, 2026:
All Property Types (1)	1,417,004	$40.79	$42.29	3.7%	$43.77	7.3%
Malls, Lifestyle Centers & Outlet Centers (2)	1,329,728	41.30	42.49	2.9%	43.97	6.5%
New leases (2)	180,394	39.28	49.26	25.4%	53.77	36.9%
Renewal leases (2)	1,149,334	41.61	41.43	(0.4)%	42.43	2.0%
Open-air Centers	65,839	34.27	39.08	14.0%	40.44	18.0%

(1)
Includes malls, lifestyle centers, outlet centers, open-air centers and other.
(2)
The change is primarily driven by malls.

New and renewal leasing activity of comparable small shop space of less than 10,000 square feet based on the lease commencement date is as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2026:
New	86	227,068	7.39	$47.30	$51.59	$36.66	$10.64	29.0%	$14.93	40.7%
Renewal	517	1,554,554	3.06	42.60	43.78	42.66	(0.06)	(0.1)%	1.12	2.6%
Commencement 2026 Total	603	1,781,622	3.68	43.20	44.77	41.89	1.31	3.1%	2.88	6.9%

Commencement 2027:
New	21	60,307	8.77	51.93	56.77	40.60	11.33	27.9%	16.17	39.8%
Renewal	136	401,881	2.98	39.00	39.87	37.82	1.18	3.1%	2.05	5.4%
Commencement 2027 Total	157	462,188	3.76	40.69	42.08	38.19	2.50	6.5%	3.89	10.2%

Total 2026/2027	760	2,243,810	3.69	$42.68	$44.22	$41.13	$1.55	3.8%	$3.09	7.5%

Liquidity and Capital Resources

As of September 30, 2026, we had $350.9 million available in unrestricted cash and U.S. Treasury securities, as well as unrestricted cash of $15.8 million, at our share, associated with unconsolidated joint ventures. Our total pro rata share of debt, excluding unamortized deferred financing costs and debt discounts, at September 30, 2026 was $2,504.0 million. We had $98.1 million in restricted cash at September 30, 2026 related to cash held in escrow accounts for insurance, real estate taxes, capital expenditures and tenant allowances as required by the terms of certain mortgage notes payable, as well as amounts related to cash management agreements with lenders of certain property-level mortgage indebtedness, which are designated for debt service and operating expense obligations. We also had restricted cash of $4.6 million related to the properties that secure the 2032 non-recourse bank loan of which we may receive a portion via distributions quarterly in accordance with the provisions of the 2032 non-recourse bank loan.

During the nine months ended September 30, 2026, we continued to reinvest the cash from maturing U.S. Treasury securities into new U.S. Treasury securities. We designated our U.S. Treasury securities as available-for-sale. As of September 30, 2026, our U.S. Treasury securities have maturities through September 2027. Subsequent to September 30, 2026, we redeemed and purchased additional U.S. Treasury securities. See Note 15 for more information.

During the nine months ended September 30, 2026, we sold Hammock Landing, York Town Center and 10 outparcels, which generated gross proceeds of $95.8 million at our share. Subsequent to September 30, 2026, we sold Old Hickory Mall. See Note 15 for more information.

In January 2026, the $48.6 million loan secured by Jefferson Mall entered default. In February 2026, the property was placed into receivership and we deconsolidated the property in conjunction with the property entering receivership. In May 2026, the $9.7 million loan, at our share, secured by The Outlet Shoppes at Gettysburg was placed into receivership and we deconsolidated the property due to a loss of control. For the nine months ended September 30, 2026, we recognized gain on deconsolidation of $41.2 million. We anticipate returning the properties to the respective lenders. See Note 8.

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

In March 2026, we entered into a $176.1 million variable‑rate, non‑recourse loan (the "secured lifestyle centers loan due 2032") that has a five‑year term, includes two one‑year extension options, and is interest‑only with a variable interest rate of SOFR plus 410 basis points. The secured lifestyle centers loan due 2032 is secured by Mayfaire Town Center, Pearland Town Center, Southaven Town Center and East Towne Mall, all of which served as collateral under the prior secured term loan. Also, the secured lifestyle centers loan due 2032 is subject to customary cross-default provisions with our 2032 non-recourse bank loan.

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

In May 2026, the loan secured by Volusia Mall was modified, which extends the maturity date through October 2026. Subsequent to September 30, 2026, the loan secured by Volusia Mall was modified to extend the loan through January 2027. See Note 15.

In June 2026, we were notified by the lender that the loan secured by The Outlet Shoppes at Laredo was in default. In August 2026, the loan was extended through November 2026.

Subsequent to September 30, 2026, we closed on a $135.0 million non-recourse, five-year loan secured by West County Center. See Note 15 for more information.

We paid regular quarterly dividends of $0.45 per share for the first quarter of 2026 and $0.625 per share for the second and third quarters of 2026. Additionally, our board of directors declared a special dividend of $0.175 per share of common stock, which was paid in cash in the second quarter of 2026. The special dividend was made as a result of improved cash flows following the refinancing of the prior secured term loan with the secured mall loan due 2031 and the secured lifestyle centers loan due 2032. Subsequent to September 30, 2026, our board of directors authorized the repurchase of up to $25.0 million of our common stock. See Note 15 for more information.

As of September 30, 2026, our total share of consolidated, unconsolidated and other outstanding debt, excluding debt discounts and deferred financing costs, that has matured and remains outstanding in 2026 or is maturing during 2026, assuming all extension options are elected, is $422.1 million. Of the $422.1 million, $106.6 million relates to three property loans that are in receivership. Subsequent to September 30, 2026, the loan secured by Volusia Mall was extended and the loan secured by West County Center was paid off with proceeds from a new loan. See Note 15 for more information.

Cash Flows - Operating, Investing and Financing Activities

There was $163.7 million of cash, cash equivalents and restricted cash as of September 30, 2026, an increase of $1.7 million from September 30, 2025. Of this amount, $61.0 million was unrestricted cash and cash equivalents as of September 30, 2026. Also, at September 30, 2026, we had $289.9 million in U.S. Treasuries with maturities through September 2027.

Our net cash flows are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Net cash provided by operating activities	$224,307	$169,520	$54,787
Net cash used in investing activities	(45,577)	(73,754)	28,177
Net cash used in financing activities	(167,969)	(87,608)	(80,361)
Net cash flows	$10,761	$8,158	$2,603

Cash Provided By Operating Activities

Cash provided by operating activities increased primarily due to distributions we received from unconsolidated affiliates related to the sales of Hammock Landing and York Town Center during 2026. Also, the acquisition of four malls in July 2025 and one mall in March 2026 increased rental revenues in the current period, as well as an increase at the comparable properties. The increase was partially offset by property operating expenses due to higher property repair and maintenance expense, payroll and insurance related costs, as well as higher interest expense on the 2032 non-recourse bank loan, as it was modified to increase the loan balance to finance the acquisition of four malls in July 2025.

Cash Used In Investing Activities

Cash used in investing activities decreased primarily due to a higher volume of acquisitions in the prior period. Also, the decrease is attributable to a higher amount of net redemptions of U.S. Treasury securities and distributions from unconsolidated affiliates during the current period. The decrease was partially offset by significantly less proceeds from sales of real estate assets as compared to the prior period.

Cash Used In Financing Activities

Cash used in financing activities increased primarily due to a higher amount of principal payments on loans, net of proceeds received on new loans, as well as an increase in debt issuance costs during the current period. The increase was partially offset by a decrease in dividends paid during the current period.

Debt

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling interests’ share of consolidated properties. Prior to consideration of unamortized deferred financing costs or debt discounts, of our $2,504.0 million outstanding debt at September 30, 2026, $2,503.0 million constituted non-recourse debt obligations and $1.0 million constituted recourse debt obligations. We believe the tables below provide investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

September 30, 2026:	Consolidated	Noncontrolling Interests	Other Debt (1)	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (2)
Fixed-rate debt:
Non-recourse loans on operating properties	$1,042,653	$(12,619)	$106,636	$299,717	$1,436,387	5.59%
2032 non-recourse bank loan	367,956	—	—	—	367,956	7.70%	(3)
Non-recourse secured mall loan due 2031	422,148	—	—	—	422,148	7.40%
Recourse loan on an operating property	—	—	—	1,012	1,012	7.26%
Total fixed-rate debt	1,832,757	(12,619)	106,636	300,729	2,227,503	6.28%
Variable-rate debt:
Non-recourse loans on operating properties	29,305	(10,257)	—	9,148	28,196	7.14%
2032 non-recourse bank loan	72,195	—	—	—	72,195	7.78%	(3)
Non-recourse secured lifestyle centers loan due 2032	176,080	—	—	—	176,080	7.78%
Total variable-rate debt	277,580	(10,257)	—	9,148	276,471	7.72%
Total fixed-rate and variable-rate debt	2,110,337	(22,876)	106,636	309,877	2,503,974	6.44%
Unamortized deferred financing costs	(28,191)	193	—	(2,195)	(30,193)
Debt discounts (4)	(56,696)	—	—	—	(56,696)
Total mortgage and other indebtedness, net	$2,025,450	$(22,683)	$106,636	$307,682	$2,417,085

December 31, 2025:	Consolidated	Noncontrolling Interests	Other Debt (1)	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (2)
Fixed-rate debt:
Non-recourse loans on operating properties	$1,133,962	$(23,881)	$48,271	$342,081	$1,500,433	4.97%
2032 non-recourse bank loan	367,956	—	—	—	367,956	7.70%	(3)
Recourse loan on an operating property	—	—	—	2,797	2,797	7.26%
Total fixed-rate debt	1,501,918	(23,881)	48,271	344,878	1,871,186	5.51%
Variable-rate debt:
Non-recourse loans on operating properties	31,380	(10,983)	—	9,261	29,658	7.46%
2032 non-recourse bank loan	75,000	—	—	—	75,000	7.97%	(3)
Non-recourse secured term loan	646,722	—	—	—	646,722	6.74%
Total variable-rate debt	753,102	(10,983)	—	9,261	751,380	6.89%
Total fixed-rate and variable-rate debt	2,255,020	(34,864)	48,271	354,139	2,622,566	5.91%
Unamortized deferred financing costs	(9,276)	83	—	(3,006)	(12,199)
Debt discounts (4)	(74,959)	251	—	—	(74,708)
Total mortgage and other indebtedness, net	$2,170,785	$(34,530)	$48,271	$351,133	$2,535,659

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

The weighted-average remaining term of our total share of consolidated and unconsolidated debt, excluding debt discounts and deferred financing costs, was 3.4 years and 2.6 years at September 30, 2026 and December 31, 2025, respectively. The weighted-average remaining term of our pro rata share of fixed-rate debt, excluding debt discounts and deferred financing costs, was 3.4 years and 3.2 years at September 30, 2026 and December 31, 2025, respectively.

As of September 30, 2026 and December 31, 2025, our total share of consolidated and unconsolidated variable-rate debt, excluding debt discounts and deferred financing costs, represented 11.0% and 28.7%, respectively, of our total pro rata share of debt, excluding debt discounts and deferred financing costs.

See Note 8 to the condensed consolidated financial statements for information concerning activity related to unconsolidated affiliates.

Equity

We paid regular quarterly dividends of $0.45 per share for the first quarter of 2026 and $0.625 per share for the second and third quarters of 2026. Additionally, our board of directors declared a special dividend of $0.175 per share of common stock, which was paid in cash in the second quarter of 2026. The special dividend was made as a result of improved cash flows following the refinancing of the prior secured term loan with the secured mall loan due 2031 and the secured lifestyle centers loan due 2032. The decision to declare and pay dividends on any outstanding shares of our common stock, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors and will depend on our earnings, taxable income, FFO, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our then-current indebtedness, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, Delaware law and such other factors as our board of directors deems relevant. Any dividends payable will be determined by our board of directors based upon the circumstances at the time of declaration. Our actual results of operations will be affected by a number of factors, including the revenues received from our properties, our operating expenses, interest expense, capital expenditures and the ability of the anchors and tenants at our properties to meet their obligations for payment of rents and tenant reimbursements.

Subsequent to September 30, 2026, our board of directors declared a regular cash dividend of $0.625 per share for the quarter ending December 31, 2026 and authorized the repurchase of up to $25.0 million of our common stock. See Note 15 for more information.

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

The 2021 Recognition Period expired on November 1, 2026, and our ability to recognize certain deductions is no longer limited because of the 2021 ownership change. As a result, we have greater flexibility to manage the composition of our portfolio, including by selling assets or conveying assets to lenders to satisfy related loans. Recognizing tax losses on dispositions may reduce our taxable income and cause a greater portion of distributions paid to shareholders after December 31, 2026 to be treated as a return of capital, for U.S. federal income tax purposes. A return of capital is generally not taxed when received. Instead, it reduces a shareholder’s tax basis in our stock, which defers tax until that basis is recovered.

The expiration of the 2021 Recognition Period does not remove all limitations. Our NOLs and other tax attributes that arose before November 1, 2021 generally remain subject to the annual limitation under Section 382, and built-in losses disallowed during the recognition period may carry forward and remain subject to applicable limitations.

We remain subject to Sections 382 and 383 and could experience another ownership change in the future. If we experience an ownership change, our ability to use future tax deductions, net operating loss carryforwards and other tax attributes to offset future taxable income may be subject to limitations.

Capital Expenditures

The following table, which excludes expenditures for developments, redevelopments and expansions, summarizes our capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the three and nine months ended September 30, 2026 compared to the same period in 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Tenant allowances (1)	$11,865	$5,653	$20,900	$15,523

Renovations	104	—	133	—

Maintenance capital expenditures:
Parking area and parking area lighting	3,438	2,836	6,808	5,892
Roof replacements	3,725	772	4,811	3,652
Other capital expenditures	6,022	7,070	20,089	16,045
Total maintenance capital expenditures	13,185	10,678	31,708	25,589

Capitalized overhead	199	199	790	793

Capitalized interest	95	142	328	392

Total capital expenditures	$25,448	$16,672	$53,859	$42,297
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

Off-Balance Sheet Arrangements

Unconsolidated Affiliates

We have ownership interests in 23 unconsolidated affiliates as of September 30, 2026 that are described in Note 8 to the condensed consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the condensed consolidated balance sheets as investments in unconsolidated affiliates.

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

Our Annual Report on Form 10-K for the year ended December 31, 2025 contains a discussion of our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these policies and estimates during the nine months ended September 30, 2026. Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The reconciliation of net income attributable to common shareholders to FFO allocable to Operating Partnership common unitholders for the three and nine months ended September 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income attributable to common shareholders	$11,345	$74,267	$102,283	$85,631
Noncontrolling interest in income of Operating Partnership	8	—	24	8
Earnings allocable to unvested restricted stock	(327)	318	(1,757)	(984)
Depreciation and amortization expense of:
Consolidated properties	35,084	39,900	109,465	125,143
Unconsolidated affiliates	3,093	3,167	9,348	9,855
Non-real estate assets	(217)	(248)	(657)	(742)
Noncontrolling interests' share of depreciation and amortization in other consolidated subsidiaries	(273)	(385)	(948)	(1,190)
Loss on impairment, including our share of unconsolidated affiliates, net of taxes	91	1,736	91	3,496
Gain on depreciable property, including our share of unconsolidated affiliates, net of taxes	(16,113)	(50,936)	(40,126)	(72,642)
FFO allocable to Operating Partnership common unitholders	32,691	67,819	177,723	148,575
Debt discount accretion, including our share of unconsolidated affiliates and net of noncontrolling interests' share (1)	4,057	9,180	14,879	27,584
Adjustment for unconsolidated affiliates with negative investment (2)	1,279	6,817	(3,386)	10,453
Excess proceeds from CID (3)	(4,631)	—	(4,631)	—
Non-cash default interest expense (4)	25,342	(1,326)	26,931	(446)
Loss (gain) on deconsolidation (5)	107	(33,851)	(41,152)	(33,851)
Loss on extinguishment of debt (6)	—	—	—	217
FFO allocable to Operating Partnership common unitholders, as adjusted	$58,845	$48,639	$170,364	$152,532

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
(3)
During the three and nine months ended September 30, 2026, we received excess proceeds at one of our properties related to bonds issued by the community improvement district ("CID") where the property is located.
(4)
The three and nine months ended September 30, 2026 include non-cash default interest on loans past their maturity date, including one loan for which non-cash default interest expense was retroactive to November 1, 2020, pursuant to the terms of a prior forbearance agreement entered into in connection with our emergence from bankruptcy on November 1, 2021. The three and nine months ended September 30, 2025 include non-cash default interest on a loan past its maturity date and the reversal of previously accrued non-cash default interest. The accrued non-cash default interest is expected to be resolved when the respective property is either sold or conveyed to the lender in satisfaction of the debt.
(5)
During the nine months ended September 30, 2026, we deconsolidated Jefferson Mall and The Outlet Shoppes at Gettysburg due to a loss of control when the properties were placed into receivership in connection with the foreclosure process.
(6)
During the nine months ended September 30, 2025, we made a partial paydown on the 2032 non-recourse bank loan and recognized loss on extinguishment of debt related to a prepayment fee.

The increase in FFO, as adjusted, for the three and nine months ended September 30, 2026 was primarily driven by the acquisition of four malls in July 2025 and one mall in March 2026. The increase is also attributable to higher rental revenues in the current period due to higher occupancy, increased rents and higher percentage rents as compared to the prior periods. Also, lower stock-based compensation expense in the current periods as compared to the prior periods contributed to the increase. The increase was partially offset by higher property operating expenses primarily due to property repair and maintenance expense, payroll and insurance related costs during the current periods as compared to the prior periods. Additionally, the increase was partially offset by higher interest expense on the 2032 non-recourse bank loan, as it was modified to increase the loan balance to finance the acquisition of four malls in July 2025. Lastly, the increase was partially offset by dispositions since the prior periods.

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

Interest Rate Risk

As discussed in greater detail in Note 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025, the Company uses interest rate swaps to manage its interest rate risk. Based on our proportionate share of consolidated and unconsolidated variable-rate debt at September 30, 2026, a 0.5% increase or decrease in interest rates on variable-rate debt would increase or decrease annual interest expense by approximately $1.4 million.

Based on our proportionate share of total consolidated, unconsolidated and other debt at September 30, 2026, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $28.3 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $28.9 million.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
July 1–31, 2026	—		$—	—	$12,958
August 1-31, 2026	—		—	—	12,958
September 1–30, 2026	1,968	(2)	54.37	—	12,958
Total	1,968			—

(1)
In November 2025, our board of directors authorized the repurchase of up to $25.0 million of our outstanding common stock. This share repurchase program had an expiration date of November 5, 2026. Subsequent to September 30, 2026, our board of directors authorized a new $25.0 million share repurchase program. See Note 15 for more information.
(2)
Represents shares surrendered to us by an employee to satisfy federal and state income tax requirements related to vesting of shares of restricted stock.

ITEM 3: Defaults Upon Senior Securities

Not applicable.

ITEM 4: Mine Safety Disclosures

Not applicable.

ITEM 5: Other Information

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Act).

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

CBL & ASSOCIATES PROPERTIES, INC.

Date: November 9, 2026	/s/ Benjamin W. Jaenicke
Benjamin W. Jaenicke
Executive Vice President -
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)